Form 10-K
period 2017-12-31
SILGAN HOLDINGS INC
filed 2018-03-01
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒     No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐     No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.347 billion. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 1, 2018, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 110,385,344.
Documents Incorporated by Reference:
Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for its Annual Meeting of Stockholders to be held in 2018 are incorporated by reference in Part III of this Annual Report on Form 10-K.

-i-

PART I
ITEM 1. BUSINESS.
GENERAL
We are a leading manufacturer of rigid packaging for consumer goods products. We had consolidated net sales of approximately $4.1 billion in 2017. Our products are used for a wide variety of end markets and we operate 100 manufacturing plants in North America, Europe, Asia and South America. Our products include:

•	steel and aluminum containers for human and pet food and general line products;

•	metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products; and

•	custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural, automotive and marine chemical products.
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2017 of approximately sixty percent. Our leadership in these markets is driven by our high levels of quality, service and technological support, our low cost producer position, our strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We have 45 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. Additionally, we believe that we have the most comprehensive equipment capabilities in the industry. For 2017, our metal container business had net sales of $2.28 billion (approximately 55.7 percent of our consolidated net sales) and income from operations of $230.2 million (approximately 57.6 percent of our consolidated income from operations excluding corporate expense).
We are also a leading worldwide manufacturer of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products. Our leadership position in closures is a result of our ability to provide customers with high levels of quality, service and technological support. Our closures business provides customers with an extensive variety of proprietary metal and plastic closures and innovative dispensing system solutions that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering. We have 33 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to four other manufacturers for various international markets we do not serve directly. For 2017, our closures business had net sales of $1.25 billion (approximately 30.5 percent of our consolidated net sales) and income from operations of $142.0 million (approximately 35.5 percent of our consolidated income from operations excluding corporate expense).
Additionally, we are a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets. Our success in the plastic packaging market is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence with 22 manufacturing facilities in the United States and Canada. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2017, our plastic container business had net sales of $565.1 million (approximately 13.8 percent of our consolidated net sales) and income from operations of $27.8 million (approximately 6.9 percent of our consolidated income from operations excluding corporate expense).
Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2018 approximately 90 percent of our projected metal container sales and a majority of our projected closures and plastic container sales will be under multi-year customer supply arrangements.
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
OUR HISTORY
We are a Delaware corporation. We were founded in 1987 by our Non-Executive Co-Chairmen of the Board, R. Philip Silver and D. Greg Horrigan. Since our inception, we have acquired thirty-five businesses. As a result of the benefits of acquisitions and organic growth, we have become a leading manufacturer of metal containers in North America and Europe, with net sales of $2.28 billion in 2017, and have increased our overall share of the metal food container market in the United States from approximately ten percent in 1987 to approximately sixty percent in 2017. Through acquisitions, we have become a leading worldwide manufacturer of closures for food, beverage, health care, garden, personal care, home and beauty products, with net sales of $1.25 billion in 2017. We have also grown our market position in the plastic container business since 1987, with net sales increasing sixfold to $565.1 million in 2017. The following chart shows our acquisitions since our inception:

Acquired Business	Year	Products
Nestlé Food Company’s metal container manufacturing division	1987	Metal food containers
Monsanto Company’s plastic container business	1987	Plastic containers
Fort Madison Can Company of The Dial Corporation	1988	Metal food containers
Seaboard Carton Division of Nestlé Food Company	1988	Paperboard containers
Aim Packaging, Inc.	1989	Plastic containers
Fortune Plastics Inc.	1989	Plastic containers
Express Plastic Containers Limited	1989	Plastic containers
Amoco Container Company	1989	Plastic containers
Del Monte Corporation’s U.S. can manufacturing operations	1993	Metal food containers
Food Metal and Specialty business of American National Can Company	1995	Metal food containers and metal closures
Finger Lakes Packaging Company, Inc., a subsidiary of Birds Eye Foods, Inc.	1996	Metal food containers
Alcoa Inc.’s North American aluminum roll-on closures business	1997	Aluminum roll-on closures
Rexam PLC’s North American plastic container business	1997	Plastic containers and closures
Winn Packaging Co.	1998	Plastic containers
Campbell Soup Company’s steel container manufacturing business	1998	Metal food containers
Clearplass Containers, Inc.	1998	Plastic containers
RXI Holdings, Inc.	2000	Plastic containers and plastic closures, caps, sifters and fitments
Thatcher Tubes LLC	2003	Plastic tubes
Amcor White Cap, LLC	2003	Metal, composite and plastic vacuum closures
Pacific Coast Producers’ can manufacturing operations	2003	Metal food containers
Amcor White Cap (Europe, Asia and South America)	2006 - 2008	Metal, composite and plastic vacuum closures
Cousins-Currie Limited	2006	Plastic containers
Grup Vemsa 1857, S.L.’s metal vacuum closures operations in Spain and China	2008	Metal vacuum closures

Acquired Business	Year	Products
IPEC Global, Inc. and its subsidiaries	2010	Plastic closures
Vogel & Noot Holding AG’s metal container operations	2011	Metal containers
DGS S.A.’s twist-off metal closures operations	2011	Metal vacuum closures
Nestlé Purina PetCare’s metal container manufacturing operations	2011	Metal containers
Öntaş Öner Teneke Ambalaj Sanayi ve Ticaret A.S.	2012	Metal containers and metal vacuum closures
Rexam High Barrier Food Containers, Inc., Rexam PLC’s plastic food container operations	2012	Plastic food containers
Amcor Packaging (Australia) Pty Ltd's metal vacuum closures operations in Australia	2013	Metal vacuum closures
Portola Packaging, Inc. and its subsidiaries	2013	Plastic closures
Tecnocap S.p.A.'s and Tecnocap LLC's metal vacuum closures operations in the U.S.	2013	Metal vacuum closures
Van Can Company's metal container manufacturing assets	2014	Metal containers
Injected Plastics Co.'s plastic closures operations	2015	Plastic closures
WestRock Company’s specialty closures and dispensing systems business	2017	Specialty closures and dispensing systems
On April 6, 2017, we acquired the specialty closures and dispensing systems operations of WestRock Company, now operating under the name Silgan Dispensing Systems, or SDS. SDS is a leading global supplier of highly engineered triggers, pumps, sprayers and dispensing closure solutions for health care, garden, personal care, home, beauty and food products. It operates a global network of thirteen facilities across North and South America, Europe and Asia. SDS represents a strategically important acquisition for us, providing us with an opportunity to expand our closures franchise. SDS is included in our Closures segment as of the acquisition date.
OUR STRATEGY
We intend to enhance our position as a leading manufacturer of consumer goods packaging products by continuing to aggressively pursue a strategy designed to achieve future growth and increase shareholder value by focusing on the following key elements:
SUPPLY “BEST VALUE” PACKAGING PRODUCTS WITH HIGH LEVELS OF QUALITY, SERVICE AND TECHNOLOGICAL SUPPORT
Since our inception, we have been, and intend to continue to be, devoted to consistently supplying our products with the combination of quality, price and service that our customers consider to be “best value.” In our metal container business, we focus on providing high quality and high levels of service and utilizing our low cost producer position. We have made and are continuing to make significant capital investments to offer our customers value-added features such as our family of Quick Top® easy-open ends for our metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have made and continue to make investments for our Can Vision 2020SM program, which investments are intended to enhance the competitive advantages of metal packaging for food and included a new manufacturing facility in the United States that was completed in 2016. We have also initiated construction in 2017 of a smaller, near-site manufacturing facility in the United States to support growth of our customers. In our closures business, we emphasize high levels of quality, service and technological support. We believe our closures business is the premier innovative closures and dispensing systems solutions provider to the food, beverage, health care, garden, personal care, home and beauty industries. We offer customers an extensive variety of metal and plastic closures for food and beverage products, as well as proprietary equipment solutions such as cap feeders, cappers and detection systems, to ensure high quality package safety. We also manufacture throughout the world a wide range of highly engineered dispensing systems for health care, garden, personal care, home, beauty and food products. In our plastic container business, we provide high levels of quality and service and focus on value-added, custom designed plastic containers to meet changing product and packaging demands of our customers. We believe that we are one of the few plastic packaging businesses that can custom design, manufacture and decorate a wide variety of plastic containers, providing the customer with the ability to satisfy more of its plastic packaging needs through one supplier. We will continue to supply customized products that can be delivered quickly to our customers with superior levels of design, development and technological support. We have made strategic investments to enhance the competitive position of our plastic container business, including the construction of two new plastic container manufacturing facilities in the United States that were completed in 2016, one of which is a near-site facility to a major customer and the other of which is to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business. We have also initiated construction in 2017 of a new thermoformed plastic container manufacturing facility in the United States in support of continued growth.
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
Through our metal container facilities, we believe that we provide the most comprehensive manufacturing capabilities in the industry. Through our closures business, we manufacture an extensive variety of metal and plastic closures and highly engineered dispensing systems for the food, beverage, health care, garden, personal care, home and beauty industries throughout the world utilizing state-of-the-art technology and equipment, and we also provide our customers for our closures with state-of-the-art capping/sealing equipment and detection systems. Through our plastic container facilities, we have the capacity to manufacture customized products across the entire spectrum of resin materials, decorating techniques and molding processes required by our customers. We intend to leverage our manufacturing, design and engineering capabilities to continue to create cost-effective manufacturing systems that will drive our improvements in product quality, operating efficiency and customer support.
In 2015, we initiated optimization plans in each of our businesses, which plans were designed to reduce manufacturing and logistical costs and provide productivity improvements and manufacturing efficiencies, thereby resulting in a lower cost manufacturing network for our businesses and strengthening the competitive position of each of our businesses in their respective markets. The optimization plans included the construction of a new metal food container manufacturing facility and two new plastic container manufacturing facilities in the United States, the relocation of various equipment lines to facilities where we can better serve our customers and the rationalization of several existing manufacturing facilities. The three new manufacturing facilities are strategically located to meet the unique needs of our customers. Each of our businesses completed the execution of its optimization plan by the end of 2016, including commercializing the new metal food container manufacturing facility and the two new plastic container manufacturing facilities.
In 2017, we initiated construction of a new metal container manufacturing facility and a new thermoformed plastic container manufacturing facility, in each case to support continued growth.
MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE
Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In 2015 and 2016, we used cash on hand and revolving loan borrowings under our then existing senior secured credit facility, or our 2014 Credit Facility, to fund repurchases of our common stock for an aggregate of $447.4 million, comprised of $170.1 million in 2015 (which included $161.8 million of our common stock purchased pursuant to a "modified Dutch auction" tender offer that was completed in March 2015) and $277.3 million in 2016 (which included $269.4 million of our common stock purchased pursuant to a "modified Dutch auction" tender offer that was completed in November 2016). In February 2017, we issued $300 million of our 4¾%

Senior Notes due 2025, or the 4¾% Notes, and €650 million of our 3¼% Senior Notes due 2025, or the 3¼% Notes. We used the net proceeds from the 4¾% Notes to prepay a portion of our outstanding U.S. dollar term loans and repay a portion of our outstanding revolving loans under our 2014 Credit Facility. We used the net proceeds from the 3¼% Notes to prepay all outstanding Euro term loans and repay all remaining outstanding revolving loans under our 2014 Credit Facility, to repay certain foreign bank revolving and term loans of certain of our non-U.S. subsidiaries and to redeem $220 million of our outstanding 5% Senior Notes due 2020, or the 5% Notes. In March 2017, we completed an amendment and restatement of our 2014 Credit Facility and entered into an amended and restated credit facility, or our Credit Agreement, which extended the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. Our Credit Agreement provides us with revolving loans, consisting of a multicurrency revolving loan facility of approximately $1.19 billion and a Canadian revolving loan facility of Cdn $15.0 million. Additionally, our Credit Agreement provided us with term loans, consisting of (i) U.S. $800 million of term loans designated U.S. A term loans, which were used to fund a portion of the purchase price for SDS, and (ii) Cdn $45.5 million of term loans designated Canadian A term loans. In April 2017, we funded the purchase price for SDS with term and revolving loan borrowings under our Credit Agreement. You should also read Notes 2 and 8 to our Consolidated Financial Statements for the year ended December 31, 2017 included elsewhere in this Annual Report.
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
We are a leading manufacturer of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past 30 years, the metal food container market in North America has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé Food Company, or Nestlé, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, Campbell Soup Company, or Campbell, Pacific Coast Producers, or Pacific Coast, and Nestlé Purina PetCare's steel container self-manufacturing assets, or Purina Steel Can, reflect this trend. We estimate that approximately seven percent of the market for metal food containers in the United States is still served by self-manufacturers.
While we have expanded our metal container business and increased our market share of metal containers primarily through acquisitions and growth with existing customers, we have also made over the last several years, and are continuing to make, significant capital investments in our metal container business to enhance our business and offer our customers value-added features, such as our family of Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In 2017, approximately 70 percent of our metal food containers sold had an easy-open end. In addition, we have made and continue to make investments for our Can Vision 2020SM program, which investments are intended to enhance the competitive advantages of metal packaging for food. In 2016, we completed the construction of a new metal food container manufacturing facility in Burlington, Iowa to better optimize the logistical footprint of our metal container operations in North America, allowing us to further reduce costs of our metal container business. We have also initiated construction in 2017 of a smaller, near-site manufacturing facility in the United States to support growth of our customers.
With our acquisitions of our closures operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products. In 2017, we broadened our closures portfolio to include dispensing systems with our acquisition of SDS. In 2013, we expanded the geographic scope, product offerings and scale of our plastic closures operations with the acquisition of Portola Packaging, Inc. and its subsidiaries, or Portola. We may pursue further consolidation opportunities in the closures markets in which we operate, including in dispensing systems, or in adjacent closures markets. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic closures and dispensing systems. In making investments to pursue internal growth, we use a disciplined approach to generate attractive cash returns.
We have grown our market position for our plastic container business since 1987, with net sales increasing sixfold to $565.1 million in 2017. We achieved this improvement primarily through strategic acquisitions as well as through internal growth. As part of the acquisition of Portola in 2013, we acquired three plastic container manufacturing facilities in Canada, further expanding the geographic scope and product offerings of our plastic container business. In 2016, we completed construction of two new plastic container manufacturing facilities, including a near-site facility to a major customer and another facility to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business. These new facilities are located in North East, Pennsylvania and Hazelwood, Missouri. We have also initiated construction in 2017 of a new thermoformed plastic container manufacturing facility in the United States in support of continued growth. The plastic containers segment of the consumer goods packaging industry continues to be highly fragmented, and we intend to pursue further consolidation opportunities in this market. We also expect to continue to generate internal growth in our plastic container business. As with acquisitions, we use a disciplined approach to pursue internal growth to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural, automotive and marine chemical markets.
ENHANCE PROFITABILITY THROUGH PRODUCTIVITY IMPROVEMENTS AND COST REDUCTIONS
We intend to continue to enhance profitability through investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions, and the optimization of our manufacturing facilities footprints. The additional sales and production capacity provided through acquisitions and investments have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. From 2013, we have closed three metal container manufacturing facilities, two closure manufacturing facilities and four plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand.
We expect that most future acquisitions will continue to enable us to realize manufacturing efficiencies as a result of optimizing production scheduling and other benefits from economies of scale and the elimination of redundant selling and administrative functions. In addition to the benefits realized through the integration of acquired businesses, we have improved and expect to continue to improve the operating performance of our plant facilities by investing capital for productivity improvements, manufacturing efficiencies and manufacturing cost reductions. While we have made some of these investments in certain of our plants, more opportunities still exist throughout our system. We will continue to use a disciplined approach to identify these opportunities to generate attractive cash returns.
In 2015, we initiated optimization plans in each of our businesses that were designed to reduce manufacturing and logistical costs and provide productivity improvements and manufacturing efficiencies, thereby resulting in a lower cost manufacturing network for our businesses and strengthening the competitive position of each of our businesses in their respective markets.  The optimization plans included the construction of a new metal food container manufacturing facility and two new plastic container manufacturing facilities, the relocation of various equipment lines to facilities where we can better serve our customers and the rationalization of several existing manufacturing facilities.  The three new manufacturing facilities are strategically located to meet the unique needs of our customers. Each of our businesses completed the execution of its optimization plan by the end of 2016, including commercializing the new metal container manufacturing facility and the two new plastic container manufacturing facilities.
In 2017, we initiated construction of a new metal container manufacturing facility and a new thermoformed plastic container manufacturing facility, in each case to support continued growth.
BUSINESS SEGMENTS
We are a holding company that conducts our business through various operating subsidiaries. We operate three businesses, our metal container business, our closures business and our plastic container business.
METAL CONTAINERS—55.7 PERCENT OF OUR CONSOLIDATED NET SALES IN 2017
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2017 of approximately sixty percent. Our metal container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as soup, vegetables, fruit, meat, tomato based products, seafood, coffee, adult nutritional drinks, pet food and other miscellaneous food products, as well as general line metal containers primarily for chemicals. We have 45 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. For 2017, our metal container business had net sales of $2.28 billion (approximately 55.7 percent of our consolidated net sales) and income from operations of $230.2 million (approximately 57.6 percent of our consolidated income from operations excluding corporate expense). We estimate that approximately 90 percent of our projected metal container sales in 2018 will be pursuant to multi-year customer supply arrangements.
Although metal containers face competition from plastic, paper, glass and composite containers, we believe metal containers are superior to plastic, paper and composite containers in applications where the contents are prepared at high temperatures, or packaged in larger consumer or institutional quantities, or where the long-term storage of the product is desirable while maintaining the product’s quality. We also believe that metal containers are generally more desirable than glass containers because metal containers are more durable and less costly to transport. Additionally, while the market for metal food containers in the United States has experienced little or no growth over the last ten years, we have increased our market share of metal food containers in the United States primarily through acquisitions, such as our acquisition in 2013 of the manufacturing assets of Van Can Company, or Van Can, and growth with existing customers, and have enhanced our business by focusing on providing customers with high quality, high levels of service and value-added features such as our family of Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have made and continue to make investments for our Can Vision 2020SM program, which investments are intended to enhance the competitive advantages of metal packaging for food. In 2016, we completed the commercialization of a new metal food container manufacturing facility in the United States to better optimize the logistical footprint of our metal container business in North America, allowing us to further reduce costs of our metal container business. We have also initiated construction in 2017 of a smaller, near-site manufacturing facility in the United States to support growth of our customers.
CLOSURES—30.5 PERCENT OF OUR CONSOLIDATED NET SALES IN 2017
We are a leading worldwide manufacturer of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products. Our closures business provides customers with an extensive variety of proprietary metal and plastic closures and innovative dispensing system solutions that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering. We have 33 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to four other manufacturers for various markets we do not serve directly. For 2017, our closures business had net sales of $1.25 billion (approximately 30.5 percent of our consolidated net sales) and income from operations of $142.0 million (approximately 35.5 percent of our consolidated income from operations excluding corporate expense).
We manufacture metal and plastic closures for food and beverage products, such as juice drinks, ready-to-drink teas, sports drinks, dairy products, ketchup, salsa, pickles, tomato sauce, soup, cooking sauces, gravies, fruits, vegetables, preserves, baby food and infant formula products. With our acquisition in 2017 of SDS, we broadened our closures portfolio to manufacture dispensing systems for health care, garden, personal care, home, beauty and food products, such as health care nasal spray and topical applications, lawn and garden products, hard surface cleaning products, professional cleaning products, air and fabric care products, perfume and fragrance products, skin care formulations, lotions, cosmetics, soaps, hair care products and other bath and body products and condiments. We provide customers of our closures business with custom formulations of sealing/lining materials, designed either to minimize removal torques and enhance openability of our closures or to maintain sealability of our closures, in each case to meet the unique needs of our customers while also meeting applicable regulatory requirements. We offer our customers an extensive range of decorating options for our closures for product differentiation. We also provide customers with sealing/capping equipment and detection systems to complement our closures product offering. As a result of our extensive range of closures, our geographic presence and our focus on providing high levels of quality, service and technological support, we believe that we are uniquely positioned to serve food, beverage, health care, garden, personal care, home and beauty product companies for their closure needs.
PLASTIC CONTAINERS—13.8 PERCENT OF OUR CONSOLIDATED NET SALES IN 2017
We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers in North America for the markets that we serve. Through our acquisition of the plastic food container operations of Rexam PLC, now operating under the name Silgan Plastic Food Containers, or PFC, we are also a leading manufacturer in North America of plastic thermoformed barrier and non-barrier bowls and trays for shelf-stable food products. We operate 22 plastic container manufacturing facilities in the United States and Canada. For 2017, our plastic container business had net sales of $565.1 million (approximately 13.8 percent of our consolidated net sales) and income from operations of $27.8 million (approximately 6.9 percent of our consolidated income from operations excluding corporate expense). Since 1987, we have improved our market position for our plastic container business, with net sales increasing sixfold.
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
Our leading position in the plastic container market is largely driven by our rapid response to our customers’ design, development and technology support needs and our value-added, diverse product line. This product line is the result of our ability to produce plastic containers from a full range of resin materials using a broad array of manufacturing, molding and decorating capabilities. We also strive to remain current with and, to some extent, anticipate innovations in resin composition and applications and changes in the technology for the manufacturing of plastic containers. We benefit from our large scale and nationwide presence, as significant consolidation is occurring in many of our customers’ markets. Through these capabilities, we are well-positioned to serve our customers, who demand customized solutions as they continue to seek innovative means to differentiate their products in the marketplace using packaging. In 2016, we completed the commercialization of two new plastic container manufacturing facilities in the United States, including a near-site facility to a major customer and another facility to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business. We have also initiated construction in 2017 of a new thermoformed plastic container manufacturing facility in the United States in support of continued growth.
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
As of February 1, 2018, we operated a total of 100 manufacturing facilities in 21 different countries throughout the world that serve the needs of our customers.
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
We utilize two basic processes to produce plastic closures and dispensing systems. In the compression molded process, pellets of plastic resin are heated, extruded and then compressed to form a plastic closure shell. The plastic closure shell can include a molded linerless seal or a custom formulated, compression molded sealing system. The plastic closure shell can then be slit and printed depending on its end use. In the injection molded process, pellets of plastic resin are heated and injected into a mold, forming either a plastic closure shell or other dispensing systems component, such as a trigger, decorative shroud, actuator, valve or overcap. The plastic closure shell can include a molded linerless seal or a custom formulated sealing system. The plastic closure shell can then be slit and printed depending on its end use. In the case of a dispensing system, the dispensing system components are assembled into the dispensing system and can be printed depending on the end use of the dispensing system.
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
Our metal container supply agreements with our customers provide for the pass through of changes in our metal costs. For our metal container customers without long-term agreements, we have also generally increased prices to pass through increases in our metal costs. Although no assurances can be given, we expect to be able to purchase sufficient quantities of metal to timely meet all of our customers’ requirements in 2018.

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
We use resins in pellet form, such as homopolymer polypropylene, copolymer polypropylene and HDPE, thermoplastic elastomer lining materials, processing additives and colorants in the manufacture of plastic closures and dispensing systems.
Our closures supply agreements with our customers provide for the pass through of changes in our metal and resin costs, subject in many cases with respect to resin to a lag in the timing of such pass through. For our closures customers without long-term agreements, our closures business has also generally passed through changes in our metal and resin costs. Although no assurances can be given, we believe we have made adequate provisions to purchase sufficient quantities of these raw materials for the foreseeable future, despite the significant consolidation of suppliers.
PLASTIC CONTAINER BUSINESS
The raw materials we use in our plastic container business are primarily resins in pellet form such as virgin HDPE, virgin PET, recycled HDPE, recycled PET, polypropylene and, to a lesser extent, polystyrene, low density polyethylene, polyethylene terephthalate glycol, polyvinyl chloride, polycarbonate and medium density polyethylene. Our resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The price that we pay for resin raw materials is not fixed and is subject to market pricing, which has fluctuated significantly in the past few years. Our plastic container supply agreements with our customers provide for the pass through of changes in our resin costs, subject in many cases to a lag in the timing of such pass through. For our plastic container customers without long-term agreements, our plastic container business has also generally passed through changes in our resin costs.
We believe that we have made adequate provisions to purchase sufficient quantities of resins for the foreseeable future, absent unforeseen events such as significant hurricanes.
SALES AND MARKETING
Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers, providing reliable quality and service. We market our products primarily by a direct sales force, including manufacturer's representatives, and for our plastic container business, in part, through a network of distributors. Because of the high cost of transporting empty containers, our metal container business generally sells to customers within a 300 mile radius of its manufacturing plants.
Approximately 11 percent, 13 percent and 12 percent of our consolidated net sales were to Nestlé in 2017, 2016 and 2015, respectively. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.
You should also read “Risk Factors—We face competition from many companies and we may lose sales or experience lower margins on sales as a result of such competition” included elsewhere in this Annual Report.
METAL CONTAINER BUSINESS
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2017 of approximately sixty percent. We have 45 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. Our largest customers for these products include Bonduelle Group, Campbell, Chicken of the Sea, Del Monte, General Mills, Inc., Hill's Pet Nutrition, Inc., Hormel Foods Corporation, Kraft Heinz Company, Mars, Incorporated, Nestlé, Pacific Coast, Pinnacle Foods Group LLC and Stanislaus Food Products Company.

We have entered into multi-year supply arrangements with most of our customers for our metal container business. We estimate that approximately 90 percent of our projected metal container sales in 2018 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements. In Europe, our metal container business has had long-term relationships with many of its customers, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis.
Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal food container requirements purchased from third party manufacturers. Our net sales of metal food containers to Nestlé in 2017 were $416.9 million. We have a supply agreement with Nestlé for a substantial portion of the metal food containers we supply Nestlé, which agreement runs through December 2019. In September 2011, we acquired Purina Steel Can from Nestlé and consolidated such assets into our existing metal container facilities in the United States. In connection with this acquisition, we entered into a long-term supply agreement with Nestlé that runs through December 2021 for the steel container volume previously manufactured by Purina Steel Can. In addition to these supply agreements, other metal food containers that we sell to Nestlé are supplied pursuant to a shorter-term supply agreement. Each of these supply agreements provide for certain prices and specify that those prices will be increased or decreased based upon cost change formulas.
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
CLOSURES BUSINESS
We are a leading worldwide manufacturer of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products. We have 33 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world.
Our largest customers of our closures business include Campbell, The Coca-Cola Company, Colgate-Palmolive Company, Dean Foods Company, Hipp GmbH & Co KG, Johnson & Johnson, MillerCoors LLC (an affiliated entity of Molson Coors Brewing Company), The Mizkan Group Corporation, Nestlé, PepsiCo Inc., The Procter & Gamble Company, Puig, S.L., S. C. Johnson & Son Inc., The Scotts Company LLC, Spectrum Brands, Inc. and its affiliated entities, including United Industries Corporation, TreeHouse Foods, Inc. and Unilever, N.V. We have multi-year supply arrangements with many of our customers in the United States. Outside of the United States, the closures business has had long-term relationships with most of its customers. While we have multi-year supply arrangements with some of our closures customers outside of the United States, as is common practice, many supply arrangements with customers outside of the United States are negotiated on a year-by-year basis.
In addition, we license our technology to four other manufacturers who supply products in India, Israel, South Korea, Malaysia, Maldives, South Africa, Sri Lanka, Taiwan and Thailand.
PLASTIC CONTAINER BUSINESS
We are one of the leading manufacturers of custom designed and stock plastic containers sold in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets. We are also a leading manufacturer in North America of plastic thermoformed barrier and non-barrier bowls and trays for shelf-stable food products. We market our plastic containers in most areas of North America through a direct sales force and a large network of distributors. We also market certain stock plastic containers through an on-line shopping catalog.
Our largest customers for our plastic container business include Bayer AG, Berlin Packaging LLC, Campbell, General Mills, Inc., Henkel AG & Co. KGaA, Johnson & Johnson, Kraft Heinz Company, Mars, Incorporated, McCormick & Company, Inc., Perrigo Company plc, The Procter & Gamble Company, The Scotts Company LLC, TreeHouse Foods, Inc., TricorBraun and Vi-Jon Laboratories, Inc.

We have arrangements to sell some of our plastic containers to distributors, who in turn resell those products primarily to regional customers. Plastic containers sold to distributors are generally manufactured by using generic and custom molds with decoration added to meet the end users’ requirements. The distributors’ warehouses and their sales personnel enable us to market and inventory a wide range of such products to a variety of customers.
We have multi-year supply arrangements with the majority of our customers for our plastic container business. In addition, many of our supply arrangements with our customers are for custom plastic containers made from proprietary molds.
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
CLOSURES BUSINESS
Our closures business competes primarily with Albéa Beauty Holdings S.A., AptarGroup, Inc., Bericap Group, Berry Global Group, Inc., Closures Systems International, Inc. (part of Rank Group Limited), Crown Holdings, Inc., Global Closure Systems, Groupe Massilly, Guala Dispensing Mexico, S.A. de C.V. and Tecnocap S.p.A. With our ability to manufacture an extensive range of metal and plastic closures and dispensing systems that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering, and our geographic presence, we believe we are uniquely positioned to serve food, beverage, health care, garden, personal care, home and beauty product companies for their closure needs.
PLASTIC CONTAINER BUSINESS
Our plastic container business competes with a number of large national producers of plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural, automotive and marine chemical products. These competitors include Alpha Packaging Inc., Alpla-Werke Alwin Lehner GmbH & Co. KG, Amcor Limited, Berry Global Group, Inc., CCL Industries Inc., Cebal Americas, Consolidated Container Company LLC, Graham Packaging Company (part of Rank Group Limited) and Plastipak Holdings Inc. In addition to our rapid response to our customers’ design, development and technology support needs and our value-added, diverse product line, we strive to remain current with and, to some extent, anticipate innovations in resin composition and applications and changes in the technology for the manufacturing of plastic containers and closures.
EMPLOYEES
As of December 31, 2017, we employed approximately 3,100 salaried and 9,300 hourly employees on a full-time basis. Approximately 33 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. In addition, as of December 31, 2017, Campbell provided us with approximately 115 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.
Our labor contracts expire at various times between 2018 and 2020. As of December 31, 2017, contracts covering approximately 11 percent of our hourly employees in the United States and Canada will expire during 2018. We expect no significant changes in our relations with these unions.
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
RESEARCH AND PRODUCT DEVELOPMENT
Our research, product development and product engineering efforts relating to our metal container business are conducted at our research facilities in Oconomowoc, Wisconsin. Our research, product development and product engineering efforts relating to our closures business are conducted at our research facilities in Downers Grove, Illinois, Grandview, Missouri, Hannover, Germany and Waalwijk, Netherlands. Our research, product development and product engineering efforts with respect to our plastic container business are performed by our manufacturing and engineering personnel located at our Norcross, Georgia research facility and at our plastic container manufacturing facilities. In addition to research, product development and product engineering, these sites also provide technical support to our customers. The amounts we have spent on research and development during the last three fiscal years are not material.
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
FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS
Financial and other information by segment and relating to geographic areas for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015 is set forth in Note 16 to our Consolidated Financial Statements for the year ended December 31, 2017 included elsewhere in this Annual Report.

For the year ended December 31, 2017, our foreign operations for all our businesses generated $979.3 million of net sales, which represents approximately 24 percent of our consolidated net sales worldwide. For a discussion of risks attendant to our foreign operations, see “Risk Factors—Global economic conditions, disruptions in the credit markets and the instability of the Euro could adversely affect our business, financial condition or results of operations,” “Risk Factors—Our international operations are subject to various risks that may adversely affect our financial results” and “Risk Factors—We are subject to the effects of fluctuations in foreign currency exchange rates” included elsewhere in this Annual Report, as well as “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Exchange Rate Risk” included elsewhere in this Annual Report.
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
OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.
At December 31, 2017, we had $2,564.3 million of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions and refinancing our previously outstanding debt. In addition, at December 31, 2017, after taking into account outstanding letters of credit of $18.2 million, we had up to $1.17 billion and Cdn $15.0 million of revolving loans that we may borrow under our Credit Agreement. We also have available to us under our Credit Agreement an uncommitted multicurrency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided under our Credit Agreement), and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness.
A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. In 2017, we repaid $24.9 million in principal, excluding indebtedness refinanced, and paid $97.6 million in interest on our indebtedness. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a significant portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. Based on the average outstanding amount of our variable rate indebtedness in 2017, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2017 interest expense by an aggregate amount of approximately $11.6 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2017.
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
DESPITE OUR CURRENT LEVELS OF INDEBTEDNESS, WE MAY INCUR ADDITIONAL DEBT IN THE FUTURE, WHICH COULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.
We are continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisitions and to fund any resulting increased operating needs. In 2017, for example, we funded the purchase price for our acquisition of SDS through term loan and revolving loan borrowings under our Credit Agreement in the aggregate amount of $1,023.8 million. If new debt is added to our current debt levels, the related risks we now face could increase. We will have to effect any new financing in compliance with the agreements governing our then existing indebtedness. The indentures governing the 5% Notes, the 5½% Notes and the 4¾% Notes and the 3¼% Notes do not prohibit us from incurring additional indebtedness.

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
The indentures governing the 5% Notes, the 5½% Notes and the 4¾% Notes and the 3¼% Notes contain certain covenants that also restrict our ability to create liens, issue guarantees, engage in sale and leaseback transactions and consolidate, merge or sell assets. These covenants could restrict us in the pursuit of our growth strategy.
GLOBAL ECONOMIC CONDITIONS, DISRUPTIONS IN THE CREDIT MARKETS AND THE INSTABILITY OF THE EURO COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.
In the past, the global financial markets have experienced substantial disruption, including, among other things, volatility in securities prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Additionally, the global economy experienced a recession, and economic uncertainty has generally continued in European markets and in China. If such economic conditions, disruption of global financial markets and tightening of credit in the financial markets were to occur again, then, among other risks we face, our business, financial condition, results of operations and ability to obtain additional financing in the future, including on terms satisfactory to us, could be adversely affected.
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
There has been concern regarding the overall stability of the Euro and the future of the Euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. Potential developments and market perceptions related to the Euro could adversely affect the value of our Euro-denominated assets, reduce the amount of our translated amounts of U.S. dollar revenue and income from operations, negatively impact our indebtedness in any such Eurozone country (including our ability to refinance such indebtedness) and otherwise negatively affect our business, financial condition or results of operations. For example, in June 2016, the United Kingdom voted to leave the European Union (commonly referred to as Brexit). Brexit could potentially disrupt and create uncertainty surrounding our business related to the United Kingdom, including our relationships with existing and future customers, suppliers and employees. We cannot predict the long-term economic, financial, trade and legal implications that the withdrawal of the United Kingdom from the European Union would have and how such withdrawal would affect our business globally and in the region. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership.
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

In 2017, approximately 90 percent of our metal container sales and a majority of our closures and plastic container sales were pursuant to multi-year supply arrangements. Although no assurances can be given, we have been successful historically in continuing these multi-year customer supply arrangements. Additionally, in general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal. If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the proposal.
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
Over the last few years, there has been significant consolidation of suppliers of steel. In addition, tariffs and court cases in the United States have negatively impacted the ability and desire of certain foreign steel suppliers to competitively supply steel in the United States. Additionally, new proposed tariffs and potential limits on steel supply into the United States from certain foreign countries could further negatively impact the ability and desire of certain foreign steel suppliers to competitively supply steel in the United States. Our metal container and metal closures supply agreements with our customers provide for the pass through of changes in our metal costs. For our customers without long-term agreements, we also generally increase prices to pass through increases in our metal costs.
Our resin requirements are primarily acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The prices that we pay for resins are not fixed and are subject to market pricing, which has fluctuated significantly in the past few years. Our plastic container, plastic closures and dispensing systems supply agreements with our customers provide for the pass through of changes in resin prices, subject in many cases to a lag in the timing of such pass through. For customers without long-term agreements, we also generally pass through changes in resin prices.
Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2018. Additionally, although no assurances can be given, we generally have been able to pass raw material price increases through to our customers. The loss of our ability to pass those price increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.

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
PROLONGED WORK STOPPAGES AT OUR FACILITIES WITH UNIONIZED LABOR COULD JEOPARDIZE OUR FINANCIAL CONDITION.
As of December 31, 2017, we employed approximately 9,300 hourly employees on a full-time basis. Approximately 33 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. Our labor contracts expire at various times between 2018 and 2020. We cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable to us than current agreements. Disputes with the unions representing our employees could result in strikes or other labor protests that could disrupt our operations and divert the attention of management from operating our business. If we were to experience a strike or work stoppage, it could be difficult for us to find a sufficient number of people with the necessary skills to replace those employees. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations.
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
We are involved in various legal proceedings, contract disputes and claims arising in the ordinary course of our business. Additionally, a competition authority in Germany commenced an antitrust investigation in 2015 involving the industry association for metal packaging in Germany and its members, including our metal container and closures subsidiaries in Germany, which is ongoing. Although we are not able to predict the outcome of such proceedings, investigations, disputes and claims, any payments in respect thereof, including pursuant to any settlements, will reduce our available cash flows and could adversely impact our results of operations.
OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.
Our international operations generated approximately $979.3 million, or approximately 24 percent, of our consolidated net sales in 2017. As of February 1, 2018, we have a total of 44 manufacturing facilities in a total of 20 countries outside of the United States, including Canada, Mexico and countries located in Europe, Asia and South America, serving customers in approximately 90 countries worldwide. Our business strategy may include continued expansion of international activities. Accordingly, the risks associated with operating in foreign countries, including Canada, Mexico and countries located in Europe, Asia and South America, may have a negative impact on our liquidity and net income. For example, the current economic uncertainty in Europe and China and the geopolitical disruptions in Russia and the Middle East and related adverse economic conditions may have an adverse effect on our results of operations and financial condition. Additionally, we shut down our closures manufacturing facility in Venezuela in the fourth quarter of 2014 because our operations in Venezuela were unable to import raw materials on a regular basis due to the ongoing unstable political environment and an increasingly restrictive monetary policy, and in 2016 we ceased operations at our metal container manufacturing facility in the Ukraine because of the geopolitical environment.
Risks associated with operating in foreign countries include, but are not limited to:

•	political, social and economic instability;

•	inconsistent product regulation or policy changes by foreign agencies or governments;

•	war, civil disturbance or acts of terrorism;

•	compliance with and changes in applicable foreign laws;

•	loss or non-renewal of treaties or similar agreements with foreign tax authorities;

•	difficulties in enforcement of contractual obligations and intellectual property rights;

•	high social benefits for labor;

•	national and regional labor strikes;

•	imposition of limitations on conversions of foreign currencies into U.S. dollars or payment of dividends and other payments by non-U.S. subsidiaries;

•	foreign exchange rate risks;

•	difficulties in expatriating cash generated or held by non-U.S. subsidiaries;

•	uncertainties arising from local business practices and cultural considerations;

•	changes in tax laws, or the interpretation thereof, affecting foreign tax credits or tax deductions relating to our non-U.S. earnings or operations;

•	hyperinflation, currency devaluation or defaults in certain foreign countries;

•	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•	customs, import/export and other trade compliance regulations;

•	non-tariff barriers and higher duty rates;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	application of the Foreign Corrupt Practices Act and similar laws;

•	increased costs in maintaining international manufacturing and marketing efforts; and

•	taking of property by nationalization or expropriation without fair compensation.
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
We participate in four multiemployer pension plans which provide defined benefits to certain of our union employees.  Because of the nature of multiemployer pension plans, there are risks associated with participating in such plans that differ from single-employer pension plans.  Amounts contributed by an employer to a multiemployer pension plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer.  In the event that another participating employer to a multiemployer pension plan in which we participate no longer contributes to such plan, the unfunded obligations of such plan may be borne by the remaining participating employers, including us.  In such event, our required contributions to such plan could increase, which could negatively affect our financial condition and results of operations.  In the event that we withdraw from participation in a multiemployer pension plan in which we participate or otherwise cease to make contributions to such a plan or in the event of the termination of such a plan, we potentially could be required under applicable law to make additional contributions to such plan in respect of the unfunded accrued benefits of such plan, which unfunded accrued benefits could be significant.  Such additional contributions could be material and could negatively affect our financial condition and results of operations.  As further discussed in Note 11 to our Consolidated Financial Statements for the year ended December 31, 2017 included elsewhere in this Annual Report, two of the multiemployer pension plans in which we participate have a funded status of less than 65 percent.
IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL OR TRADE NAMES, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.
As a result of our acquisitions, we have $1.2 billion of goodwill and $32.1 million of indefinite-lived trade names recorded on our consolidated balance sheet at December 31, 2017. We are required to periodically determine if our goodwill and trade names have become impaired, in which case we would write-down the impaired portion. If we were required to write-down all or part of our goodwill or trade names, our net income and net worth could be materially adversely affected.

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
OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER US AND THEIR EXERCISE OF THAT INFLUENCE COULD BE ADVERSE TO YOUR INTERESTS.
As of December 31, 2017, Messrs. Silver and Horrigan beneficially owned an aggregate of 33,175,668 shares of our common stock, or approximately 30 percent of our outstanding common stock, which excludes certain shares of our common stock owned by affiliates and related family transferees of Messrs. Silver and Horrigan that are not deemed to be beneficially owned by Messrs. Silver or Horrigan. Accordingly, if they act together, they will be able to exercise substantial influence over all matters submitted to the stockholders for a vote, including the election of directors. In addition, we and Messrs. Silver and Horrigan have entered into an amended and restated principal stockholders agreement, or the Stockholders Agreement, that provides for certain director nomination rights. Under the Stockholders Agreement, the Group (as defined in the Stockholders Agreement and generally including Messrs. Silver and Horrigan and their affiliates and related family transferees and estates) has the right to nominate for election all of our directors until the Group holds less than one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997. At least one of the Group’s nominees must be either Mr. Silver or Mr. Horrigan during the three-year period covering the staggered terms of our three classes of directors. On February 14, 1997, the Group held 57,224,720 shares of our common stock in the aggregate (as adjusted for our two-for-one stock splits in 2005, 2010 and 2017). Additionally, the Group has the right to nominate for election either Mr. Silver or Mr. Horrigan as a member of our Board of Directors when the Group no longer holds at least one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997 but beneficially owns at least 5 percent of our common stock. The Stockholders Agreement continues until the death or disability of both of Messrs. Silver and Horrigan. The provisions of the Stockholders Agreement could have the effect of delaying, deferring or preventing a change of control of Silgan Holdings Inc. and preventing our stockholders from receiving a premium for their shares of our common stock in any proposed acquisition of Silgan Holdings Inc.
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
Under our Credit Agreement, the occurrence of a change of control (as defined in our Credit Agreement) constitutes an event of default, permitting, among other things, the acceleration of amounts owed thereunder. Additionally, upon the occurrence of a change of control as defined in the indentures governing the 5% Notes and the 5½% Notes, we must make an offer to repurchase the 5% Notes and the 5½% Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of purchase. In addition, upon the occurrence of a change of control repurchase event as defined in the indenture governing the 4¾% Notes and the

3¼% Notes, we must make an offer to repurchase the 4¾% Notes and the 3¼% Notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of repurchase. We may not have sufficient funds or be able to obtain sufficient financing to meet such obligations under our Credit Agreement and such indentures. In addition, even if we were able to finance such obligations, such financing may be on terms that are unfavorable to us or less favorable to us than the terms of our existing indebtedness.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Our principal executive offices are located at 4 Landmark Square, Suite 400, Stamford, Connecticut 06901. The administrative headquarters and principal places of business for our metal container business are located at 21600 Oxnard Street, Woodland Hills, California 91367 and Landskrongasse 5/1, 1010 Vienna, Austria; the administrative headquarters and principal places of business for our closures business are located at 1140 31st Street, Downers Grove, Illinois 60515, 501 South 5th Street, Richmond, Virginia 23219 and North 88, Riesstrasse 16, 80992 Munich, Germany; and the administrative headquarters and principal place of business for our plastic container business is located at 14515 N. Outer Forty, Chesterfield, Missouri 63017. We lease all of these offices.
We own and lease properties for use in the ordinary course of business. The properties consist primarily of 45 operating facilities for the metal container business, 33 operating facilities for the closures business and 22 operating facilities for the plastic container business. We own 57 of these facilities and lease 43. The leases expire at various times through 2030. Some of these leases provide renewal options as well as various purchase options.
Below is a list of our operating facilities, including attached warehouses, as of February 1, 2018 for our metal container business:

Location	Approximate Building Area (square feet)
Antioch, CA	144,500	(leased)
Modesto, CA	37,800	(leased)
Modesto, CA	128,000	(leased)
Modesto, CA	150,000	(leased)
Riverbank, CA	167,000
Sacramento, CA	217,600	(leased)
Hoopeston, IL	323,600
Rochelle, IL	295,900	(75,000 leased)
Hammond, IN	158,000	(leased)
Burlington, IA	414,400
Ft. Dodge, IA	232,400	(leased)
Ft. Madison, IA	150,700	(56,000 leased)
Savage, MN	160,000
Mt. Vernon, MO	100,000
St. Joseph, MO	206,500
Edison, NJ	265,500
Lyons, NY	149,700
Maxton, NC	225,700	(leased)
Napoleon, OH	302,100	(leased)
Lancaster, SC	58,100
Trenton, TN	96,300	(leased)
Paris, TX	266,300	(leased)
Toppenish, WA	217,700
Menomonee Falls, WI	116,000
Menomonie, WI	129,400	(leased)
Oconomowoc, WI	114,600
Plover, WI	86,800	(leased)
Waupun, WI	212,000
Las Piedras, Puerto Rico	26,800	(leased)
Mitterdorf im Murtzal, Austria	192,000
Grodno, Belarus	72,000	(leased)
Leipzig, Germany	190,000
Meissen, Germany	139,000
Agios Ionnis Renti, Greece	309,000
Skydra, Greece	200,000
Wadi al Rayan, Jordan	215,000

Location	Approximate Building Area (square feet)
Bitola, Macedonia	120,000
Malomice, Poland	87,000
Szprotawa, Poland	82,000
Tczew, Poland	116,000
Enem, Adjigeva, Russia	99,000
Stupino, Russia	148,000
Nove-Mesto nad Vahom, Slovakia	379,000	(119,000 leased)
Ljubljana-Zalog, Slovenia	145,000
Izmir, Turkey	170,000

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2018 for our closures business:

Location	Approximate Building Area (square feet)
Tolleson, AZ	115,000	(leased)
Athens, GA	222,200	(leased)
Champaign, IL	254,600	(leased)
Waukegan, IL	74,200	(leased)
Evansville, IN	186,000
Richmond, IN	462,700
Winfield, KS	158,300
Grandview, MO	479,800	(leased)
Washington Courthouse, OH	15,800
New Castle, PA	126,500
West Hazleton, PA	151,500	(leased)
Slatersville, RI	144,000	(leased)
Kingsport, TN	100,000
Pocos de Caldas, Brazil	39,800
Valinhos, Brazil	129,400
Shanghai, China	49,400
Wuxi, China	240,100
Louny, Czech Republic	56,800	(leased)
Hannover, Germany	549,000	(leased)
Hemer, Germany	169,000
Battipaglia, Italy	156,500
Milan, Italy	93,300
Vicenza, Italy	88,800	(leased)
Guadalajara, Mexico	80,000	(leased)
San Luis Potosi, Mexico	182,700
Tecate, Mexico	22,800	(leased)
Tijuana, Mexico	48,600	(leased)
Santa Rosa City, Philippines	87,800	(leased)
Niepolomice, Poland	170,100
Niepolomice, Poland	78,700
Barcelona, Spain	132,500
Torello, Spain	71,900	(leased)
Doncaster, United Kingdom	80,000	(leased)

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2018 for our plastic container business:

Location	Approximate Building Area (square feet)
Deep River, CT	146,000
Monroe, GA	117,000
Flora, IL	56,400
Ligonier, IN	469,000	(276,000 leased)
Seymour, IN	406,000
Franklin, KY	122,000	(leased)
Hazelwood, MO	335,300	(leased)
Union, MO	195,000
Penn Yan, NY	103,000
Ottawa, OH	447,000	(180,000 leased)
Langhorne, PA	172,600	(leased)
North East, PA	135,000	(leased)
Houston, TX	335,200
Triadelphia, WV	168,400
Edmonton, Alberta	55,600	(leased)
Delta, British Columbia	43,000	(leased)
Scarborough, Ontario	117,000
Woodbridge, Ontario	147,500	(leased)
Woodbridge, Ontario	97,600	(leased)
Lachine, Quebec	113,300	(leased)
Lachine, Quebec	79,400	(leased)
Montreal, Quebec	43,500	(leased)
We lease our research facilities in Oconomowoc, Wisconsin, Downers Grove, Illinois, Grandview, Missouri, Hannover, Germany, Waalwijk, Netherlands and Norcross, Georgia. We also own and lease other warehouse facilities that are detached from our manufacturing facilities. Additionally, we may sublease other facilities that we previously operated.
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
A competition authority in Germany commenced an antitrust investigation in 2015 involving the industry association for metal packaging in Germany and its members, including our metal container and closures subsidiaries in Germany, which is ongoing. Given the early stage of the investigation, we cannot reasonably assess what actions may result from the investigation or estimate what costs we may incur as a result of the investigation.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is quoted on the Nasdaq Global Select Market System under the symbol SLGN. As of January 31, 2018, we had 39 holders of record of our common stock.
On May 3, 2017, our Board of Directors declared a two-for-one stock split of our issued common stock, which was effected in the form of a stock dividend. Our stockholders of record at the close of business on May 15, 2017 were issued one additional share of our common stock for each share of our common stock owned by them on that date. Such additional shares were issued on May 26, 2017.
We began paying quarterly cash dividends on our common stock in 2004, and have increased the amount of the quarterly cash dividend payable on our common stock each year since then. In February 2017, our Board of Directors increased the amount of our quarterly cash dividend payable on our common stock from $0.085 per share to $0.09 per share (which amounts have been retroactively adjusted for the two-for-one stock split that occurred on May 26, 2017). The payment of future dividends is at the discretion of our Board of Directors and will be dependent upon our consolidated results of operations and financial condition, federal tax policies and other factors deemed relevant by our Board of Directors.
The table below sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq Global Select Market System for the periods indicated below and the cash dividends paid per share of our common stock in the periods indicated below. Closing sales prices and cash dividends per share have been retroactively adjusted for the two-for-one stock split of our common stock that occurred on May 26, 2017.

	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2017
First Quarter	$30.61	$25.76	$0.09
Second Quarter	32.47	28.80	0.09
Third Quarter	32.15	28.64	0.09
Fourth Quarter	29.66	28.24	0.09
	Closing Sales Prices		Cash Dividends Per Share
	High	Low
2016
First Quarter	$27.16	$24.82	$0.085
Second Quarter	27.00	24.32	0.085
Third Quarter	26.34	23.83	0.085
Fourth Quarter	25.85	23.84	0.085

ISSUER PURCHASES OF EQUITY SECURITIES
On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an additional $300.0 million of our common stock by various means from time to time through and including December 31, 2021, of which we repurchased approximately $170.6 million of our common stock. We did not repurchase any of our equity securities in the fourth quarter of 2017. Accordingly, at December 31, 2017, we had approximately $129.4 million remaining for the repurchase of our common stock under the October 17, 2016 authorization of our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.
In the table that follows, we provide you with selected financial data of Silgan Holdings Inc. We have derived this data from our consolidated financial statements for the five years ended December 31, 2017. Our consolidated financial statements for the five years ended December 31, 2017 have been audited by Ernst & Young LLP, our independent registered public accounting firm.
You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Selected Financial Data

	Year Ended December 31,
	2017(a)	2016	2015	2014(a)	2013(a)
	(Dollars in millions, except per share data)
Operating Data:
Net sales	$4,089.9	$3,612.9	$3,764.0	$3,911.8	$3,708.5
Cost of goods sold	3,428.8	3,079.4	3,209.9	3,312.0	3,161.3
Gross profit	661.1	533.5	554.1	599.8	547.2
Selling, general and administrative expenses (b)	298.3	214.7	219.9	224.4	211.0
Rationalization charges	5.8	19.1	14.4	14.5	12.0
Income from operations	357.0	299.7	319.8	360.9	324.2
Interest and other debt expense before loss on early extinguishment of debt	110.2	67.8	66.9	74.8	67.4
Loss on early extinguishment of debt	7.1	—	—	1.5	2.1
Interest and other debt expense	117.3	67.8	66.9	76.3	69.5
Income before income taxes	239.7	231.9	252.9	284.6	254.7
(Benefit) provision for income taxes (c)	(30.0)	78.5	80.5	102.2	69.3
Net income	$269.7	$153.4	$172.4	$182.4	$185.4
Per Share Data: (d)
Basic net income per share	$2.44	$1.28	$1.41	$1.44	$1.44
Diluted net income per share	$2.42	$1.27	$1.41	$1.43	$1.43
Dividends per share	$0.36	$0.34	$0.32	$0.30	$0.28
Selected Segment Data:
Net sales:
Metal containers	$2,278.1	$2,271.9	$2,365.3	$2,369.7	$2,341.4
Closures	1,246.7	797.1	805.0	882.9	720.1
Plastic containers	565.1	543.9	593.7	659.2	647.0
Income from operations:
Metal containers (e)	230.2	214.7	236.4	248.7	236.3
Closures (f)	142.0	99.8	91.8	75.6	63.0
Plastic containers (g)	27.8	5.2	7.8	51.5	38.6

Selected Financial Data

	Year Ended December 31,
	2017(a)	2016	2015	2014(a)	2013(a)
	(Dollars in millions, except per share data)
Other Data:
Capital expenditures	$174.4	$191.9	$237.3	$140.5	$103.1
Depreciation and amortization (h)	174.1	143.1	142.2	148.1	167.6
Net cash provided by operating activities (i)	389.8	394.6	335.7	348.2	351.2
Net cash used in investing activities	(1,197.7)	(180.3)	(237.1)	(156.9)	(376.4)
Net cash provided by (used in) financing activities (i)	836.8	(289.5)	(221.3)	(129.2)	(279.9)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$53.5	$24.7	$99.9	$222.6	$160.5
Goodwill	1,171.5	604.7	612.8	630.3	651.0
Total assets (j) (k)	4,645.4	3,149.4	3,192.7	3,274.1	3,282.5
Total debt (j)	2,547.3	1,561.6	1,513.5	1,584.1	1,686.4
Stockholders’ equity	766.1	469.4	639.2	710.0	713.8
Notes to Selected Financial Data

(a)
In April 2017, we acquired SDS, the specialty closures and dispensing systems operations of WestRock Company. In September 2014, we acquired the metal container assets of Van Can. In October 2013, we acquired Portola.

(b)	Selling, general and administrative expenses include costs attributed to announced acquisitions of $24.7 million, $1.4 million and $1.5 million in 2017, 2016 and 2013, respectively.

(c)
The effective tax rate for 2017 was favorably impacted by the benefit from effective tax rate adjustments totaling $110.9 million primarily related to the revaluation of net deferred tax liabilities to reflect lower future cash tax obligations as a result of the reduction in the U.S. corporate income tax rate under the recently enacted legislation commonly referred to as the Tax Cuts and Jobs Act.

(d)	Per share amounts have been retroactively adjusted for the two-for-one stock split of our common stock that occurred on May 26, 2017.

(e)
Income from operations of the metal container business includes rationalization charges (credits) of $3.3 million, $12.1 million, $(0.4) million and $2.5 million in 2017, 2016, 2014 and 2013, respectively. Income from operations of the metal container business also includes a $3.0 million charge related to the resolution of a past non-commercial legal dispute in 2017.

(f)
Income from operations of the closures business includes rationalization charges of $1.0 million, $0.6 million, $1.7 million, $12.2 million and $5.6 million in 2017, 2016, 2015, 2014 and 2013, respectively, and loss from operations in Venezuela of $3.1 million and $2.9 million in 2014 and 2013, respectively. The loss from operations in Venezuela in 2013 included a charge of $3.0 million for the remeasurement of net assets due to a currency devaluation.

(g)
Income from operations of the plastic container business includes rationalization charges of $1.5 million, $6.4 million, $12.7 million, $2.7 million and $3.9 million in 2017, 2016, 2015, 2014 and 2013, respectively.

(h)
Depreciation and amortization excludes amortization of debt discount and issuance costs. In 2014, we increased the estimated useful lives of certain production equipment by an average of approximately 5 years to a maximum depreciable life of 20 years.

(i)
In 2016, we retrospectively adopted new accounting guidance regarding certain classifications on the statement of cash flows related to excess tax benefits and shares repurchased from employees for tax withholding purposes. As a result, net cash provided by operating activities was increased by $0.3 million, $3.2 million and $0.5 million in 2015, 2014 and 2013, respectively, and net cash provided by (used in) financing activities was decreased by $0.3 million, $3.2 million and $0.5 million in 2015, 2014 and 2013, respectively.

(j)
In 2015, we retrospectively adopted new accounting guidance regarding the classification of certain debt issuance costs. As a result, each of total assets and total debt were decreased by $14.9 million and $17.4 million in 2014 and 2013, respectively.

(k)
In 2015, we retrospectively adopted new accounting guidance regarding the classification of deferred taxes. As a result, each of total assets and total liabilities were decreased by $14.9 million and $21.1 million in 2014 and 2013, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2017. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.
GENERAL
We are a leading manufacturer of rigid packaging for consumer goods products. We currently produce steel and aluminum containers for human and pet food and general line products; metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products; and custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural, automotive and marine chemical products. We are a leading manufacturer of metal containers in North America and Europe, the largest manufacturer of metal food containers in North America with a unit volume market share in the United States for the year ended December 31, 2017 of approximately sixty percent, a leading worldwide manufacturer of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products, and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets.
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
We are a leading manufacturer of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past 30 years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé, Dial, Del Monte, Birds Eye, Campbell, Pacific Coast and Purina Steel Can reflect this trend. We estimate that approximately seven percent of the market for metal food containers in the United States is still served by self-manufacturers. In addition, the metal food container market in North America has been relatively flat during this period, despite losing market share as a result of more dining out, fresh produce and competing materials. However, we increased our share of the market for metal food containers in the United States primarily through acquisitions and growth with existing customers, and we have enhanced our business by focusing on providing customers with high levels of quality and service and value-added features such as our Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. We anticipate that the market will be relatively flat in the future, but will continue to increase in areas of consumer convenience products such as single-serve sizes and easy-open ends. In 2017, approximately 70 percent of our metal food containers sold had an easy-open end. We expect to further enhance our metal container business through our Can Vision 2020SM program, which is intended to further the competitive advantages of metal packaging for food and included a new manufacturing facility in the United States. In 2016, we completed the commercialization of this new metal food container manufacturing facility in the United States to better optimize the logistical footprint of our metal container business in North America, allowing us to further reduce costs of our metal container business. We have also initiated construction in 2017 of a smaller, near-site manufacturing facility in the United States to support growth of our customers.
With our acquisitions of our closures operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products. In 2017, we broadened our closures portfolio to include dispensing systems with our acquisition of SDS. In 2013, we expanded the geographic scope, product offerings and scale of our plastic closures operations with the acquisition of Portola. We may pursue further consolidation opportunities in the closures markets in which we operate, including in dispensing systems, or in adjacent closures markets. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic closures and dispensing systems.
We have improved the market position of our plastic container business since 1987, with net sales increasing sixfold to $565.1 million in 2017. We achieved this improved market position primarily through strategic acquisitions as well as through internal growth. As part of the acquisition of Portola in 2013, we acquired three plastic container manufacturing facilities in Canada, further expanding the geographic scope and product offerings of our plastic container business. In 2016, we completed commercialization of two new plastic container manufacturing facilities in the United States, including a near-site facility to a major customer and another facility to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business. We have also initiated construction in 2017 of a new thermoformed plastic container manufacturing facility in the United States in support of continued growth. The plastic container market of the consumer goods packaging industry continues to be highly fragmented, with growth rates in excess of population expansion due to substitution of plastic for other materials. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy.
OPERATING PERFORMANCE
We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions and the optimization of our manufacturing facilities footprints. Our acquisitions and investments have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. From 2013, we have closed three metal container manufacturing facilities, two closure manufacturing facilities and four plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand.
We have also invested substantial capital in the past several years for new market opportunities and value-added products such as Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have begun to make investments for our Can Vision 2020SM program which are intended to enhance the competitive advantages of metal packaging for food. In 2015, we initiated optimization plans in each of our businesses that were designed to reduce manufacturing and logistical costs and provide productivity improvements and manufacturing efficiencies, thereby resulting in a lower cost manufacturing network for our businesses and strengthening the competitive position of each of our businesses in their respective markets.  The optimization plans included the construction of a new metal food container manufacturing facility and two new plastic container manufacturing facilities, the relocation of various equipment lines to facilities where we can better serve our customers and the rationalization of several existing manufacturing facilities.  The three new manufacturing facilities are strategically located to meet the unique needs of our customers. In addition to optimizing freight and logistical costs, these three new facilities allowed us to further reduce costs and rationalize our manufacturing footprint. Each of our businesses completed the execution of its optimization plan by the end of 2016, including commercializing the new metal container manufacturing facility and the two new plastic container manufacturing facilities. In 2017, we initiated construction of a new metal container manufacturing facility and a new thermoformed plastic container manufacturing facility, in each case to support continued growth.
Historically, we have been successful in renewing our multi-year supply arrangements with our customers. We estimate that in 2018 approximately 90 percent of our projected metal container sales and a majority of our projected closures and plastic containers sales will be under multi-year arrangements.
Many of our multi-year customer supply arrangements generally provide for the pass through of changes in raw material, labor and other manufacturing costs, thereby significantly reducing the exposure of our results of operations to the volatility of these costs. Our metal container and metal closure supply agreements with our customers provide for the pass through of changes in our metal costs. For our metal container and metal closure customers without long-term contracts, we have also generally increased prices to pass through increases in our metal costs. Our plastic closure, dispensing systems and plastic container supply agreements with our customers provide for the pass through of changes in our resin costs, subject in many cases to a lag in the timing of such pass through. For our plastic closure, dispensing systems and plastic container customers without long-term contracts, we have also generally passed through changes in our resin costs.
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
USE OF CAPITAL
Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In 2015 and 2016, we used cash on hand and revolving loan borrowings under our 2014 Credit Facility to fund repurchases of our common stock for an aggregate of $447.4 million, comprised of $170.1 million in 2015 (which included $161.8 million of our common stock purchased pursuant to a "modified Dutch auction" tender offer that was completed in March 2015) and $277.3 million in 2016 (which included $269.4 million of our common stock purchased pursuant to a "modified Dutch auction" tender offer that was completed in November 2016). In February 2017, we issued $300 million of the 4¾% Notes and €650 million of the 3¼% Notes. We used the net proceeds from the 4¾% Notes to prepay a portion of our outstanding U.S. dollar term loans and repay a portion of our outstanding revolving loans under our 2014 Credit Facility. We used the net proceeds from the 3¼% Notes to prepay all outstanding Euro term loans and repay all remaining outstanding revolving loans under our 2014 Credit Facility, to repay certain foreign bank revolving and term loans of certain of our non-U.S. subsidiaries and to redeem $220 million of our outstanding 5% Notes. In March 2017, we completed an amendment and restatement of our 2014 Credit Facility and entered into our Credit Agreement, which extended the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. Our Credit Agreement provides us with revolving loans, consisting of a multicurrency revolving loan facility of approximately $1.19 billion and a Canadian revolving loan facility of Cdn $15.0 million. Additionally, our Credit Agreement provided us with term loans, consisting of (i) U.S. $800 million of term loans designated U.S. A term loans, which were used to fund a portion of the purchase price for SDS, and (ii) Cdn $45.5 million of term loans designated Canadian A term loans. In April 2017, we funded the purchase price for SDS with term and revolving loan borrowings under our Credit Agreement in the aggregate amount of $1,023.8 million. You should also read Notes 2 and 8 to our Consolidated Financial Statements for the year ended December 31, 2017 included elsewhere in this Annual Report.
To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under our Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. At December 31, 2017 we had $896.4 million of indebtedness, or approximately 35 percent of our total outstanding indebtedness, which bore interest at floating rates. Over the course of the year, we also borrow revolving loans under our revolving loan facilities which bear interest at floating rates to fund our seasonal working capital needs. Accordingly, during 2017 our average outstanding variable rate debt after taking into account the average outstanding notional amount of our interest rate swap agreements was approximately 42 percent of our total outstanding indebtedness.
In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2017, 2016 and 2015, our aggregate interest and other debt expense before loss on early extinguishment of debt as a percentage of our income from operations was 30.9 percent, 22.6 percent and 20.9 percent, respectively.

RESULTS OF OPERATIONS
The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2017 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2017	2016	2015
Operating Data:
Net sales:
Metal containers	55.7%	62.9%	62.8%
Closures	30.5	22.1	21.4
Plastic containers	13.8	15.0	15.8
Consolidated	100.0	100.0	100.0
Cost of goods sold	83.8	85.2	85.3
Gross profit	16.2	14.8	14.7
Selling, general and administrative expenses	7.3	6.0	5.8
Rationalization charges	0.2	0.5	0.4
Income from operations	8.7	8.3	8.5
Interest and other debt expense	2.8	1.9	1.8
Income before income taxes	5.9	6.4	6.7
(Benefit) provision for income taxes	(0.7)	2.2	2.1
Net income	6.6%	4.2%	4.6%
Summary results for our business segments for the years ended December 31, 2017, 2016 and 2015 are provided below.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Net sales:
Metal containers	$2,278.1	$2,271.9	$2,365.3
Closures	1,246.7	797.1	805.0
Plastic containers	565.1	543.9	593.7
Consolidated	$4,089.9	$3,612.9	$3,764.0
Income from operations:
Metal containers(1)	$230.2	$214.7	$236.4
Closures(2)	142.0	99.8	91.8
Plastic containers(3)	27.8	5.2	7.8
Corporate(4)	(43.0)	(20.0)	(16.2)
Consolidated	$357.0	$299.7	$319.8
______________________

(1)	Includes rationalization charges of $3.3 million and $12.1 million in 2017 and 2016, respectively.

(2)	Includes rationalization charges of $1.0 million, $0.6 million and $1.7 million in 2017, 2016 and 2015, respectively.

(3)	Includes rationalization charges of $1.5 million, $6.4 million and $12.7 million in 2017, 2016 and 2015, respectively.

(4)	Includes costs attributed to announced acquisitions of $24.7 million and $1.4 million in 2017 and 2016, respectively.

YEAR ENDED DECEMBER 31, 2017 COMPARED WITH YEAR ENDED DECEMBER 31, 2016
Overview. Consolidated net sales were $4.09 billion in 2017, representing a 13.2 percent increase as compared to 2016 primarily as a result of the acquisition of SDS in April 2017, the pass through of higher raw material costs in each of our businesses, the impact from favorable foreign currency translation and higher volumes in the plastic container business, partially offset by lower unit volumes in the metal container business and legacy closures operations and a less favorable mix of products sold in the plastic container business. Income from operations for 2017 increased by $57.3 million, or 19.1 percent, as compared to 2016 primarily as a result of the benefit from the acquisition of SDS, lower manufacturing costs in each of our businesses, lower rationalization charges, the favorable impact in the metal container business from an increase in inventories in 2017 as compared to a decrease in inventories in 2016 and higher volumes in the plastic container business. These increases were partially offset by higher costs attributed to announced acquisitions, lower unit volumes in the metal container business and legacy closures operations, higher depreciation expense, the unfavorable impact in the metal container business from the contractual pass through to customers of indexed deflation and from a charge related to the resolution of a past non-commercial legal dispute, the unfavorable impact from the lagged pass through of changes in resin costs in the plastic container business and foreign currency transaction losses in 2017 as compared to foreign currency transaction gains in 2016. Rationalization charges were $5.8 million and $19.1 million for the years ended 2017 and 2016, respectively. Results for 2017 and 2016 also included costs attributed to announced acquisitions of $24.7 million and $1.4 million, respectively. Results for 2017 also included a loss on early extinguishment of debt of $7.1 million and the benefit from effective tax rate adjustments totaling $110.9 million primarily related to the revaluation of net deferred tax liabilities to reflect lower future cash tax obligations as a result of the reduction in the U.S. corporate income tax rate under the recently enacted legislation commonly referred to as the Tax Cuts and Jobs Act, or the 2017 Tax Act. Net income in 2017 was $269.7 million as compared to $153.4 million in 2016.
Net Sales. The $477.0 million increase in consolidated net sales in 2017 as compared to 2016 was due to the acquisition of SDS and higher net sales across all businesses.
Net sales for the metal container business increased $6.2 million, or 0.3 percent, in 2017 as compared to 2016. This increase was primarily a result of the pass through of higher raw material costs and the impact of favorable foreign currency translation of approximately $6 million, partially offset by lower unit volumes of approximately two percent principally attributable to lower soup volumes and a less favorable fruit and tomato pack on the west coast of the United States.
Net sales for the closures business in 2017 increased $449.6 million, or 56.4 percent, as compared to 2016. This increase was primarily the result of the inclusion of net sales of $445.6 million from the SDS operations, the pass through of higher raw material costs and the impact of favorable foreign currency translation of approximately $6 million, partially offset by lower unit volumes of approximately three percent in the legacy closures operations as compared to record volumes in the prior year period principally as a result of a decline in single-serve beverages due to cooler weather conditions in our major markets.
Net sales for the plastic container business in 2017 increased $21.2 million, or 3.9 percent, as compared to 2016. This increase was primarily due to the pass through of higher raw material costs, higher volumes of approximately two percent and the impact of favorable foreign currency translation of approximately $2 million, partially offset by a less favorable mix of products sold.
Gross Profit. Gross profit margin increased 1.4 percentage points to 16.2 percent in 2017 as compared to 14.8 percent in 2016 for the reasons discussed below in "Income from Operations."
Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased 1.3 percentage points to 7.3 percent for 2017 as compared to 6.0 percent in 2016. Selling, general and administrative expenses increased $83.6 million in 2017 as compared to 2016 primarily due to the inclusion of the SDS operations which generally incur such expenses at a higher percentage of its net sales, acquisition related costs of $24.7 million and a $3.0 million charge related to the resolution of a past non-commercial legal dispute.
Income from Operations. Income from operations for 2017 increased by $57.3 million as compared to 2016, and operating margin increased to 8.7 percent from 8.3 percent over the same periods. The increase in income from operations was principally due to higher income from operations in the closures business due to the acquisition of SDS and higher income from operations in the metal and plastic container businesses. Income from operations in 2017 and 2016 included rationalization charges of $5.8 million and $19.1 million, respectively, and costs attributed to announced acquisitions of $24.7 million and $1.4 million, respectively.
Income from operations of the metal container business for 2017 increased $15.5 million as compared to 2016, and operating margin increased to 10.1 percent from 9.5 percent over the same periods. The increase in income from operations was primarily due to lower manufacturing costs, lower rationalization charges and the favorable impact from an increase in inventories in 2017 as compared to a decrease in inventories in 2016, partially offset by the impact of lower unit volumes, the unfavorable impact from the contractual pass through to customers of indexed deflation, an increase in depreciation expense, the unfavorable impact of a $3.0 million charge related to the resolution of a past non-commercial legal dispute and foreign currency transaction losses in 2017 as compared to foreign currency transaction gains in 2016. Rationalization charges were $3.3 million and $12.1 million in 2017 and 2016, respectively.
Income from operations of the closures business for 2017 increased $42.2 million as compared to 2016, while operating margin decreased to 11.4 percent from 12.5 percent over the same periods. The increase in income from operations was primarily due to the inclusion of $47.3 million of income from operations from the SDS operations and lower manufacturing costs, partially offset by the impact from a decrease in unit volumes in the legacy closures operations. The decrease in operating margin was primarily due to the unfavorable impact from the $11.9 million write-up of inventory of SDS for purchase accounting.
Income from operations of the plastic container business for 2017 increased $22.6 million as compared to 2016, and operating margin increased to 4.9 percent from 1.0 percent over the same periods. The increase in income from operations was primarily attributable to lower manufacturing costs, higher volumes and lower rationalization charges, partially offset by higher depreciation expense and the unfavorable impact form the lagged pass through to customers of higher resin costs. Rationalization charges were $1.5 million and $6.4 million in 2017 and 2016, respectively.
Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2017 was $110.3 million, an increase of $42.5 million as compared to $67.8 million for 2016 due primarily to higher average outstanding borrowings principally as a result of additional borrowings for the acquisition of SDS and higher weighted average interest rates, including the impact from increasing long-term fixed rate debt through the issuance in February 2017 of the 4¾% Notes and the 3¼% Notes. Loss on early extinguishment of debt of $7.1 million in the 2017 was a result of the prepayment of outstanding U.S. term loans and Euro term loans under our 2014 Credit Facility and the partial redemption of the 5% Notes in April 2017.
Provision for Income Taxes. The effective tax rate for 2017 was a negative 12.5 percent as compared to a provision of 33.9 percent for 2016. The effective tax rate for 2017 was favorably impacted by the benefit from the effective tax rate adjustments totaling $110.9 million, primarily related to the revaluation of net deferred tax liabilities to reflect lower future cash tax obligations as a result of the reduction in the U.S. corporate income tax rate under the 2017 Tax Act. The effective tax rate in 2017, exclusive of these effective tax rate adjustments, would have been a provision of 33.8 percent.
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
Net sales for the closures business in 2016 decreased $7.9 million, or 1.0 percent, as compared to 2015. This decrease was primarily the result of the pass through of lower raw material costs, partially offset by higher unit volumes of approximately three percent. The increase in unit volumes was primarily due to strong demand from U.S. beverage markets.
Net sales for the plastic container business in 2016 decreased $49.8 million, or 8.4 percent, as compared to 2015. This decrease was primarily due to lower unit volumes of approximately three percent primarily as a result of the continued rebalancing of the customer portfolio in conjunction with the footprint optimization program, the pass through of lower raw material costs and the impact of unfavorable foreign currency translation of approximately $4.0 million.
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
On February 13, 2017, we issued $300 million aggregate principal amount of the 4¾% Notes and €650 million aggregate principal amount of the 3¼% Notes. We used the net proceeds from the sale of the 4¾% Notes to prepay $212.3 million of our outstanding U.S. term loans and repay a portion of our outstanding revolving loans under our 2014 Credit Facility. We used the net proceeds from the sale of the 3¼% Notes to prepay €187.0 million of Euro term loans under our 2014 Credit Facility, to repay the remaining outstanding revolving loans under our 2014 Credit Facility, to repay approximately €34.0 million of certain other foreign bank revolving and term loans of certain of our non U.S. subsidiaries and to redeem $220.0 million aggregate principal amount of the 5% Notes at a redemption price of 101.25 percent of their principal amount plus accrued and unpaid interest up to the redemption date. During the first quarter of 2017, we also prepaid $98.0 million of our outstanding U.S. term loans and Cdn $14.0 million of our outstanding Canadian term loans under our 2014 Credit Facility. As a result of the aggregate prepayments of our outstanding term loans under our 2014 Credit Facility and the partial redemption of the 5% Notes, we recorded a pre-tax charge for the loss on early extinguishment of debt of $6.5 million in 2017.
On March 24, 2017, we completed an amendment and restatement of our 2014 Credit Facility and entered into our Credit Agreement which extended the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. Our Credit Agreement provides us with revolving loans, consisting of a multicurrency revolving loan facility of approximately $1.19 billion and a Canadian revolving loan facility of Cdn $15.0 million. Additionally, our Credit Agreement provided us with term loans, consisting of (i) U.S. $800 million of term loans designated U.S. A term loans, which were used to fund a portion of the purchase price for SDS, and (ii) Cdn $45.5 million of term loans designated Canadian A term loans. On April 6, 2017, we funded the purchase price for SDS with term and revolving loan borrowings under our Credit Agreement totaling $1,023.8 million. As a result of entering into our Credit Agreement, we recorded a pre-tax charge for the loss on early extinguishment of debt of $0.6 million in 2017.
You should also read Note 8 to our Consolidated Financial Statements for the year ended December 31, 2017 included elsewhere in this Annual Report with regard to our debt.
In 2017, we used aggregate debt proceeds of $1,789.2 million primarily from the issuance of the 4¾% Notes and the 3¼% Notes and term loan borrowings under our Credit Agreement, cash provided by operating activities of $389.8 million and increases in outstanding checks of $8.8 million to fund the acquisition of SDS for $1,023.8 million, the repayment of long-term debt of $755.0 million, net capital expenditures of $173.8 million, the net repayment of revolving loans of $144.8 million, dividends paid on our common stock of $40.5 million, debt issuance costs of $17.0 million and repurchases of our common stock of $4.1 million and to increase cash and cash equivalents by $28.8 million.
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
At December 31, 2017, we had $2,564.3 million of total consolidated indebtedness and cash and cash equivalents on hand of $53.5 million. In addition, at December 31, 2017, we had outstanding letters of credit of $18.2 million and no outstanding revolving loan borrowings under our Credit Agreement.

Under our Credit Agreement, we have available to us $1.19 billion of revolving loans under a multicurrency revolving loan facility and Cdn $15.0 million under a Canadian revolving loan facility. Revolving loans under our Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and refinancing of other debt. Revolving loans may be borrowed, repaid and reborrowed under the revolving loan facilities from time to time until March 24, 2022. At December 31, 2017, after taking into account outstanding letters of credit of $18.2 million, borrowings available under the revolving loan facilities of our Credit Agreement were $1.17 billion and Cdn $15.0 million. Under our Credit Agreement, we also have available to us an uncommitted multicurrency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided in our Credit Agreement), and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness. You should also read Note 8 to our Consolidated Financial Statements for the year ended December 31, 2017 included elsewhere in this Annual Report.
Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales. As is common in the packaging industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. Our peak seasonal working capital requirements have historically averaged approximately $350 million and were generally funded with revolving loans under our senior secured credit facility, other foreign bank loans and cash on hand. For 2018, we expect to fund our seasonal working capital requirements with cash on hand, revolving loans under our Credit Agreement and foreign bank loans. We may use the available portion of revolving loans under our Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and refinancing and repayments of other debt.
We have entered into various supply chain financing arrangements with financial intermediaries pursuant to which (i) we sell receivables of certain customers without recourse to such financial intermediaries and pursuant to such arrangements accelerate payment in respect of such receivables sooner than provided in the applicable supply agreements with such customers and (ii) we have effectively extended our payment terms on certain of our payables. For 2017, as a result of such supply chain financing arrangements, we reduced our days sales outstanding by approximately two days and extended our days purchases payable outstanding by approximately seventeen days, effectively reducing our net working capital and our financing requirements for our working capital. If such supply chain financing arrangements ended, our net working capital would likely increase, and it would be necessary for us to finance such net working capital increase using cash on hand or revolving loans under our Credit Agreement or other indebtedness.
On December 22, 2017, the 2017 Tax Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35 percent to 21 percent for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide to a territorial tax system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. As a result of the 2017 Tax Act, we revalued our net deferred tax liabilities at the lower corporate tax rate under the 2017 Tax Act and estimated, based on our understanding of the 2017 Tax Act, a significant reduction in our net deferred tax liabilities, effectively lowering our future cash tax obligations for deferred taxes. Accordingly, we recorded an income tax benefit of $110.9 million in the fourth quarter of 2017 primarily related to the revaluation of our net deferred tax liabilities to reflect lower future cash tax obligations as a result of the reduction in the federal corporate tax rate under the 2017 Tax Act.
On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an additional $300.0 million of our common stock by various means from time to time through and including December 31, 2021. Pursuant to this authorization, together with the remaining amount from a prior authorization in 2014, after giving effect to the two-for-one stock split that occurred on May 26, 2017, we repurchased a total of 294,930 shares of our common stock in 2016 at an average price of $24.40, for a total purchase price of $7.2 million and 278,842 shares of our common stock in 2015 at an average price per share $27.36, for a total purchase price of $7.6 million. In addition, we completed a "modified Dutch auction" tender offer on November 22, 2016 pursuant to which, after giving effect to the two-for-one stock split that occurred on May 26, 2017, we purchased 10,617,810 shares of our common stock from our stockholders at a price of $25.38 per share for a total purchase price of $269.4 million. We also completed a "modified Dutch auction" tender offer on March 17, 2015 pursuant to which, after giving effect to the two-for-one stock split that occurred on May 26, 2017, we purchased 5,532,708 shares of our common stock from our stockholders at a price of $29.25 per share for a total purchase price of $161.8 million. Accordingly, at December 31, 2017, we had approximately $129.4 million remaining for the repurchase of our common stock under the October 17, 2016 authorization of our Board of Directors.
In addition to our operating cash needs and excluding any impact from acquisitions, we believe our cash requirements over the next few years will consist primarily of:

•
capital expenditures of approximately $200 million in 2018, and thereafter annual capital expenditures of approximately $175 million to $200 million which may increase as a result of specific growth or specific cost savings projects;

•
principal payments of bank term loans and revolving loans under our Credit Agreement and other outstanding debt agreements of $108.8 million in 2018, $86.5 million in 2019, $361.5 million in 2020, $83.6 million in 2021, $383.6 million in 2022, $459.9 million in 2023 and $1,080.4 million in 2025;

•	cash payments for quarterly dividends on our common stock as approved by our Board of Directors;

•
annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2017 were not significant);

•
our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and term loans under our Credit Agreement, which bear fluctuating rates of interest, the 5% Notes, the 5½% Notes, the 4¾% Notes and the 3¼% Notes;

•	payments of approximately $50 million to $70 million for federal, state and foreign tax liabilities in 2018, which may increase annually thereafter; and

•	payments for pension benefit plan contributions, which are not expected to be significant based on the fact that our domestic pension plans were more than 100 percent funded at December 31, 2017.
We believe that cash generated from operations and funds from borrowings available under our Credit Agreement will be sufficient to meet our expected operating needs, planned capital expenditures, debt service requirements (both principal and interest), tax obligations, pension benefit plan contributions, share repurchases required under our Amended and Restated 2004 Stock Incentive Plan and common stock dividends for the foreseeable future. We continue to evaluate acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisition.
Our Credit Agreement contains restrictive covenants that, among other things, limit our ability to incur debt, sell assets and engage in certain transactions. The indentures governing the 5% Notes, the 5½% Notes, the 4¾% Notes and the 3¼% Notes contain certain covenants that restrict our ability to create liens, engage in sale and leaseback transactions, issue guarantees and consolidate, merge or sell assets. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2018 with all of these covenants.
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $3.6 million, $10.0 million and $6.6 million in 2017, 2016 and 2015, respectively. Additional cash spending under our rationalization plans of approximately $3.7 million is expected through 2023. You should also read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2017 included elsewhere in this Annual Report.

CONTRACTUAL OBLIGATIONS
Our contractual cash obligations at December 31, 2017 are provided below :

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations	$2,564.3	$108.8	$448.0	$467.2	$1,540.3
Interest on fixed rate debt	384.9	70.4	130.0	97.1	87.4
Interest on variable rate debt(1)	136.1	33.9	55.2	43.1	3.9
Operating lease obligations	189.2	42.5	58.8	40.1	47.8
Purchase obligations(2)	24.0	24.0	—	—	—
Other postretirement benefit obligations(3)	14.8	2.1	3.4	2.9	6.4
Total(4)	$3,313.3	$281.7	$695.4	$650.4	$1,685.8
 ______________________

(1)
These amounts represent expected cash payments of interest on our variable rate long-term debt under our Credit Agreement at prevailing interest rates and foreign currency exchange rates at December 31, 2017.

(2)	Purchase obligations represent commitments for capital expenditures of $24.0 million. Obligations that are cancelable without penalty are excluded.

(3)	Other postretirement benefit obligations have been actuarially determined through the year 2027.

(4)	Based on current legislation and the current funded status of our domestic pension benefit plans, there are no significant minimum required contributions to our pension benefit plans in 2018.
At December 31, 2017, we also had outstanding letters of credit of $18.2 million that were issued under our Credit Agreement.
You should also read Notes 8, 9, 10 and 11 to our Consolidated Financial Statements for the year ended December 31, 2017 included elsewhere in this Annual Report.
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
Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2017, we had $2,564.3 million of indebtedness outstanding, of which $896.4 million bore interest at floating rates. Historically, we have entered into interest rate swap agreements to mitigate the effect of interest rate fluctuations. We currently have no outstanding interest rate swap agreements because our outstanding variable rate debt as a percentage of our outstanding total debt is historically low. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

CRITICAL ACCOUNTING POLICIES
U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for pension expense and obligations, rationalization charges, income taxes and acquisition reserves and testing goodwill and other intangible assets with indefinite lives for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2017 and the accompanying notes included elsewhere in this Annual Report.
Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension benefit plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense, while an increase in the discount rate decreases the present value of benefit obligations and decreases pension expense. A 25 basis point change in the discount rate would have a countervailing impact on our annual pension expense by approximately $2.3 million. For 2017, we decreased our domestic discount rate from 4.4 percent to 3.8 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension benefit plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 25 basis point change in the expected long-term rate of return on plan assets would have a countervailing impact on our annual pension expense by approximately $2.1 million. Our expected long-term rate of return on plan assets will remain at 8.5 percent in 2018.
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
Goodwill and other intangible assets with indefinite lives are reviewed for impairment each year and more frequently if circumstances indicate a possible impairment. Our tests for impairment require us to make assumptions regarding the expected earnings and cash flows of our reporting units. These assumptions are based on our internal forecasts. Developing these assumptions requires the use of significant judgment and estimates. Actual results may differ from these forecasts. If an impairment were to be identified, it could result in additional expense recorded in our consolidated statements of income. In January 2017, the Financial Accounting Standards Board, or the FASB, issued an accounting standards update, or ASU, that provides guidance to simplify the test for goodwill impairment. This guidance eliminates the requirement to assign the fair value of a reporting unit to each of its assets and liabilities to quantify a goodwill impairment charge. Under this amended guidance, the goodwill impairment charge to be recognized will be determined based on comparing the carrying value of the reporting unit to its fair value. As permitted, we have adopted this amendment early in conjunction with our annual assessment of goodwill as of July 1, 2017 and have applied it prospectively. The adoption of this amendment did not have any effect on our financial position, results of operations or cash flows.

On December 22, 2017, the 2017 Tax Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35 percent to 21 percent for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide to a territorial tax system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. We have estimated our provision for income taxes for 2017 in accordance with the 2017 Tax Act and guidance available as of the date of this Annual Report and recorded $110.9 million as an additional income tax benefit in the fourth quarter of 2017. This provisional amount is primarily related to the remeasurement of net deferred tax liabilities to reflect lower future cash tax obligations as a result of the reduction in the federal corporate tax rate under the 2017 Tax Act.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued by the staff of the SEC to address the application of U.S. generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, we have determined that the $110.9 million deferred tax benefit recorded in the fourth quarter of 2017 primarily in connection with the remeasurement of net deferred tax liabilities and the computation of no tax expense to be recorded in connection with the transition tax on the mandatory deemed repatriation of cumulative foreign earnings were provisional amounts and a reasonable estimate at December 31, 2017. Additional work is necessary to complete the analysis of our deferred tax assets and liabilities and our historical foreign earnings. Any subsequent adjustment to these amounts will be recorded to current tax expense in the fiscal quarter of 2018 during which the analysis is completed.
NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued an ASU that amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. We will adopt this amendment on January 1, 2018, using the modified retrospective method. The adoption of this amendment will require us to accelerate the recognition of revenue as compared to the current standards for certain customers in cases where we produce products with no alternative use to us and for which we have an enforceable right of payment for production completed to date. We do not expect that this amendment will have a material impact on our financial position, results of operations or cash flows.
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
In August 2016, the FASB issued an ASU that provides guidance for cash flow classification for certain cash receipts and cash payments to address diversity in practice in the manner in which items are classified on the statement of cash flows as either operating, investing or financing activities. This amendment will be effective for us on January 1, 2018. This amendment is required to be adopted using a retrospective approach and is not expected to have a material impact on our statement of cash flows.
In March 2017, the FASB issued an ASU that amends the presentation of net periodic pension cost and net periodic postretirement benefit cost. This amendment will require an entity to disaggregate the service cost component from the other components of net periodic benefit cost, to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit cost (which include interest cost, expected return on plan assets, amortization of prior service cost or credit and actuarial gains and losses) separately. In addition, capitalization of net periodic benefit cost in assets will be limited to the service cost component. We will adopt this amendment on January 1, 2018. This amendment is required to be adopted (i) retrospectively with respect to the disaggregation of the service cost component from the other components of net periodic benefit cost and the separate reporting of the other components of net periodic benefit cost and (ii) prospectively with respect to the capitalization in assets of the service cost component. We do not expect that this amendment will have a material impact on our financial position, results of operations or cash flows.
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
The discussion in our “Risk Factors” and our “Management’s Discussion and Analysis of Results of Operations and Financial Condition” sections highlight some of the more important risks identified by our management, but should not be assumed to be the only factors that could affect future performance. Other factors that could cause the actual results of our operations or our financial condition to differ from those expressed or implied in these forward-looking statements include, but are not necessarily limited to, our ability to satisfy our obligations under our contracts; the impact of customer claims; compliance by our suppliers with the terms of our arrangements with them; changes in consumer preferences for different packaging products; changes in general economic conditions; the idling or loss of one or more of our significant manufacturing facilities; our ability to finance any increase in our net working capital in the event that our supply chain financing arrangements end; the adoption of, or changes in, new accounting standards or interpretations; changes in income tax provisions; and other factors described elsewhere in this Annual Report or in our other filings with the SEC.
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
INTEREST RATE RISK
Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. At December 31, 2017, our outstanding variable rate debt was approximately 35 percent of our outstanding total debt, and we had no interest rate swap agreements outstanding. Over the course of the year, we also borrow revolving loans under our revolving loan facilities which bear interest at variable rates to fund our seasonal working capital needs. During 2017, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 42 percent of our average outstanding total debt. Historically, we had managed a portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. These agreements effectively converted interest rate exposure from variable rates to fixed rates of interest. We had entered into these agreements with banks under our Credit Agreement, and our obligations under these agreements were guaranteed and secured on a pari passu basis with our obligations under our Credit Agreement. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. You should also read Notes 8 and 9 to our Consolidated Financial Statements for the year ended December 31, 2017 included elsewhere in this Annual Report.

Based on the average outstanding amount of our variable rate indebtedness in 2017, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2017 interest expense by an aggregate of approximately $11.6 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2017.
FOREIGN CURRENCY EXCHANGE RATE RISK
Currently, we conduct a portion of our manufacturing and sales activity outside the United States, primarily in Europe. In an effort to minimize foreign currency exchange risk, we have financed our acquisitions of our European operations primarily with borrowings denominated in Euros. We also have operations in Canada, Mexico, Asia and South America that are not considered significant to our consolidated financial statements. Where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. In addition, we are exposed to gains and losses from limited transactions of our operations denominated in a currency other than the functional currency of such operations. We are also exposed to possible losses in the event of a currency devaluation in any of the foreign countries where we have operations. We generally do not utilize external derivative financial instruments to manage our foreign currency risk. You should also read Note 9 to our Consolidated Financial Statements for the year ended December 31, 2017 included elsewhere in this Annual Report.
COMMODITY PRICING RISK

We purchase raw materials for our products such as metal and resins. These raw materials are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these raw materials due to our ability to pass on price changes to our customers.
We also purchase commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. The total fair value of our natural gas swap agreements in effect at December 31, 2017 and 2016 and during such years was not significant. You should also read Note 9 to our Consolidated Financial Statements for the year ended December 31, 2017 included elsewhere in this Annual Report.

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
On April 6, 2017, we acquired SDS. You should read Note 2 to our Consolidated Financial Statements for the year ended December 31, 2017 included elsewhere in this Annual Report for further information on our acquisition of SDS. We are currently in the process of integrating the internal controls and procedures of SDS into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the SEC, we will include the internal controls and procedures of SDS in our annual assessment of the effectiveness of our internal control over financial reporting for our 2018 fiscal year.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, except for the internal controls of SDS, which constituted in the aggregate twelve percent of our total assets, excluding goodwill and other intangible assets, net, as of December 31, 2017 and eleven percent and thirteen percent of our consolidated net sales and income from operations, respectively, for the year then ended. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, our independent registered public accounting firm, and Ernst & Young LLP has issued an attestation report on our internal control over financial reporting which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SILGAN HOLDINGS INC.
OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Silgan Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the specialty closures and dispensing systems operations acquired from WestRock Company, which is included in the 2017 consolidated financial statements of the Company and constituted twelve percent of total assets, excluding goodwill and other intangible assets, net, as of December 31, 2017 and eleven percent and thirteen percent of net sales and income from operations, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the specialty closures and dispensing systems operations acquired from WestRock Company.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 1, 2018 expressed an unqualified opinion thereon.
BASIS FOR OPINION
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
DEFINITION AND LIMITATIONS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
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
/s/ Ernst & Young LLP
Stamford, Connecticut
March 1, 2018

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2018.
ITEM 11. EXECUTIVE COMPENSATION.
The information with respect to executive compensation required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2018.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2018.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2018.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2018.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
FINANCIAL STATEMENTS:

SCHEDULE:

II.	Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015	F-38
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

10.2
Amended and Restated Credit Agreement, dated as of March 24, 2017, among Silgan Holdings Inc., Silgan Containers LLC, Silgan Plastics LLC, Silgan Containers Manufacturing Corporation, Silgan Plastics Canada Inc., Silgan Holdings B.V., Silgan International Holdings B.V., each other revolving borrower party thereto from time to time, each other incremental term loan borrower party thereto from time to time, various lenders party thereto from time to time, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., Goldman Sachs Bank USA, HSBC Bank USA, National Association, Mizuho Bank, Ltd. and Coöperatieve Rabobank U.A., New York Branch, as Co-Syndication Agents, The Bank of Nova Scotia, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., TD Bank, N.A. and CoBank, ACB, as Co-Documentation Agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA, HSBC Bank USA, National Association, Mizuho Bank, Ltd. and Coöperatieve Rabobank U.A., New York Branch, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated March 30, 2017, Commission File No. 000-22117).

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

*12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

14
Code of Ethics applicable to Silgan Holdings’ principal executive officer(s), principal financial officer, principal accounting officer or controller or persons performing similar functions (incorporated by reference to Exhibit 14 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

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

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILGAN HOLDINGS INC.

Date: March 1, 2018	By:	/s/ Anthony J. Allott
Anthony J. Allott
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Philip Silver	Co-Chairman of the Board	March 1, 2018
(R. Philip Silver)

/s/ D. Greg Horrigan	Co-Chairman of the Board	March 1, 2018
(D. Greg Horrigan)

/s/ John W. Alden	Director	March 1, 2018
(John W. Alden)

/s/ William T. Donovan	Director	March 1, 2018
(William T. Donovan)

/s/ William C. Jennings	Director	March 1, 2018
(William C. Jennings)

/s/ Joseph M. Jordan	Director	March 1, 2018
(Joseph M. Jordan)

/s/ Anthony J. Allott	President and	March 1, 2018
(Anthony J. Allott)	Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Robert B. Lewis	Executive Vice President and	March 1, 2018
(Robert B. Lewis)	Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Silgan Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 1987.
Stamford, Connecticut

March 1, 2018

SILGAN HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(Dollars in thousands, except share and per share data)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$53,533	$24,690
Trade accounts receivable, less allowances of $5,339 and $4,073, respectively	454,637	288,197
Inventories	721,290	602,963
Prepaid expenses and other current assets	62,462	46,328
Total current assets	1,291,922	962,178
Property, plant and equipment, net	1,489,872	1,156,952
Goodwill	1,171,454	604,714
Other intangible assets, net	417,088	180,782
Other assets, net	275,113	244,764
	$4,645,449	$3,149,390
Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$108,789	$217,127
Trade accounts payable	659,629	504,798
Accrued payroll and related costs	66,257	46,275
Accrued liabilities	123,602	93,625
Total current liabilities	958,277	861,825

Long-term debt	2,438,502	1,344,456
Deferred income taxes	262,394	298,420
Other liabilities	220,211	175,274

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value per share; 200,000,000 shares authorized, 175,112,496 and 87,566,248 shares issued and 110,385,344 and 55,051,158 shares outstanding, respectively)	1,751	876
Paid-in capital	262,201	249,763
Retained earnings	1,809,845	1,558,594
Accumulated other comprehensive loss	(188,973)	(223,856)
Treasury stock at cost (64,727,152 and 32,505,090 shares, respectively)	(1,118,759)	(1,115,962)
Total stockholders’ equity	766,065	469,415
	$4,645,449	$3,149,390

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2017, 2016 and 2015
(Dollars in thousands, except per share data)

	2017	2016	2015
Net sales	$4,089,854	$3,612,914	$3,763,971
Cost of goods sold	3,428,738	3,079,378	3,209,845
Gross profit	661,116	533,536	554,126
Selling, general and administrative expenses	298,300	214,745	219,907
Rationalization charges	5,826	19,061	14,407
Income from operations	356,990	299,730	319,812
Interest and other debt expense before loss on early extinguishment of debt	110,257	67,813	66,926
Loss on early extinguishment of debt	7,052	—	—
Interest and other debt expense	117,309	67,813	66,926
Income before income taxes	239,681	231,917	252,886
(Benefit) provision for income taxes	(29,978)	78,566	80,473
Net income	$269,659	$153,351	$172,413

Basic net income per share (a)	$2.44	$1.28	$1.41
Diluted net income per share (a)	$2.42	$1.27	$1.41
Dividends per share (a)	$0.36	$0.34	$0.32
______________________

(a)	Per share amounts for 2016 and 2015 have been retroactively adjusted for the two-for-one stock split discussed in
Note 1.

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	2017	2016	2015
Net income	$269,659	$153,351	$172,413
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and net actuarial losses, net of tax benefit (provision) of $3,017, $(1,786) and $(1,960), respectively	(6,293)	1,175	4,972
Change in fair value of derivatives, net of tax benefit (provision) of $355, $(906) and $(129), respectively	(613)	1,528	210
Foreign currency translation, net of tax benefit (provision) of $17,131, $(2,829) and $(9,949), respectively	63,874	(17,753)	(48,364)
Other comprehensive income (loss)	56,968	(15,050)	(43,182)
Comprehensive income	$326,627	$138,301	$129,231

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2017, 2016 and 2015
(Dollars and shares in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
Balance at January 1, 2015	63,203	876	225,449	1,313,521	(165,624)	(664,266)	709,956
Net income	—	—	—	172,413	—	—	172,413
Other comprehensive loss	—	—	—	—	(43,182)	—	(43,182)
Dividends declared on common stock	—	—	—	(39,741)	—	—	(39,741)
Stock compensation expense	—	—	12,403	—	—	—	12,403
Net issuance of treasury stock for vested restricted stock units, including tax benefit of $359	96	—	(561)	—	—	(1,972)	(2,533)
Repurchases of common stock	(2,906)	—	—	—	—	(170,132)	(170,132)
Balance at December 31, 2015	60,393	876	237,291	1,446,193	(208,806)	(836,370)	639,184
Net income	—	—	—	153,351	—	—	153,351
Other comprehensive loss	—	—	—	—	(15,050)	—	(15,050)
Dividends declared on common stock	—	—	—	(40,877)	—	—	(40,877)
Stock compensation expense	—	—	13,018	—	—	—	13,018
Adoption of accounting standards update related to stock compensation accounting	—	—	598	(73)	—	—	525
Net issuance of treasury stock for vested restricted stock units	114	—	(1,144)	—	—	(2,286)	(3,430)
Repurchases of common stock	(5,456)	—	—	—	—	(277,306)	(277,306)
Balance at December 31, 2016	55,051	876	249,763	1,558,594	(223,856)	(1,115,962)	469,415
Net income	—	—	—	269,659	—	—	269,659
Other comprehensive income	—	—	—	—	56,968	—	56,968
Dividends declared on common stock	—	—	—	(40,493)	—	—	(40,493)
Stock compensation expense	—	—	14,639	—	—	—	14,639
Net issuance of treasury stock for vested restricted stock units	192	—	(1,326)	—	—	(2,797)	(4,123)
Two-for-one stock split	55,142	875	(875)	—	—	—	—
Adoption of accounting standards update related to reclassification of certain tax effects	—	—	—	22,085	(22,085)	—	—
Balance at December 31, 2017	110,385	$1,751	$262,201	$1,809,845	$(188,973)	$(1,118,759)	$766,065

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2017, 2016, and 2015
(Dollars in thousands)

	2017	2016	2015
Cash flows provided by (used in) operating activities:
Net income	$269,659	$153,351	$172,413
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	174,062	143,058	142,192
Amortization of debt issuance costs	4,259	4,139	4,156
Rationalization charges	5,826	19,061	14,407
Stock compensation expense	14,639	13,018	12,077
Loss on early extinguishment of debt	7,052	—	—
Deferred income tax (benefit) provision	(114,969)	45,011	(13,278)
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(37,107)	(10,867)	12,287
Inventories	(17,228)	19,960	(97,576)
Trade accounts payable	84,102	52,752	43,822
Accrued liabilities	4,321	(20,145)	37,640
Other, net	(4,851)	(24,787)	7,625
Net cash provided by operating activities	389,765	394,551	335,765
Cash flows provided by (used in) investing activities:
Purchases of businesses, net of cash acquired	(1,023,848)	—	(690)
Capital expenditures	(174,429)	(191,893)	(237,302)
Proceeds from asset sales	600	11,555	903
Net cash used in investing activities	(1,197,677)	(180,338)	(237,089)
Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	1,172,079	919,482	732,091
Repayments under revolving loans	(1,316,758)	(797,106)	(729,843)
Changes in outstanding checks – principally vendors	8,851	(22,819)	18,961
Proceeds from issuance of long-term debt	1,789,200	—	7,538
Repayments of long-term debt	(755,037)	(67,412)	(37,304)
Debt issuance costs	(16,964)	—	—
Dividends paid on common stock	(40,493)	(40,877)	(39,741)
Repurchase of common stock	(4,123)	(280,736)	(173,024)
Net cash provided by (used in) financing activities	836,755	(289,468)	(221,322)
Cash and cash equivalents:
Net increase (decrease)	28,843	(75,255)	(122,646)
Balance at beginning of year	24,690	99,945	222,591
Balance at end of year	$53,533	$24,690	$99,945

Interest paid, net	$97,595	$65,471	$63,954
Income taxes paid, net of refunds	70,239	58,147	49,690

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business. Silgan Holdings Inc., or Silgan, and its subsidiaries conduct business in three market segments: metal containers, closures and plastic containers. Our metal container business is engaged in the manufacture and sale of steel and aluminum containers for human and pet food and general line products. Our closures business manufactures and sells metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products. Our plastic container business manufactures and sells custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural, automotive and marine chemical products. Our metal container business has operating facilities in North America, Europe and Asia. Our closures business has operating facilities in North and South America, Europe and Asia. Our plastic container business is based in North America.
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
Generally, our subsidiaries that operate outside the United States use their local currency as the functional currency. The principal functional currency for our foreign operations is the Euro. Balance sheet accounts of our foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, while revenue and expense accounts are translated at average rates prevailing during the year. Translation adjustments are reported as a component of accumulated other comprehensive loss. Gains or losses resulting from transactions denominated in foreign currencies that are not designated as a hedge are included in selling, general and administrative expenses in our Consolidated Statements of Income.
Deferred income taxes as of December 31, 2016 previously included in other liabilities have been presented as a separate line item on the Consolidated Balance Sheet to conform to current period presentation.

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
Inventories. Inventories are valued at the lower of cost or market (net realizable value). Cost for domestic inventories for our metal container business and certain portions of our closures business is principally determined on the last-in, first-out basis, or LIFO. Cost for inventories for our plastic container business and certain portions of our closures business is principally determined on the first-in, first-out basis, or FIFO. Cost for foreign inventories for our metal container business and certain portions of our closures business is principally determined on the average cost method.
Property, Plant and Equipment, Net. Property, plant and equipment, net is stated at historical cost less accumulated depreciation. Major renewals and betterments that extend the life of an asset are capitalized and repairs and maintenance expenditures are charged to expense as incurred. Design and development costs for

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

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
Goodwill and Other Intangible Assets, Net. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that goodwill and other indefinite-lived intangible assets were not impaired in our annual assessment performed during the third quarter. Definite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. Customer relationships have a weighted average life of approximately 20 years. Other definite-lived intangible assets consist primarily of a trade name and technology know-how and have a weighted average life of approximately 8 years.
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
Hedging Instruments. All derivative financial instruments are recorded in the Consolidated Balance Sheets at their fair values. Changes in fair values of derivatives are recorded in each period in earnings or other comprehensive loss, depending on whether a derivative is designated as part of a qualifying hedge transaction and, if it is, the type of hedge transaction.
We have historically utilized certain derivative financial instruments to manage a portion of our interest rate exposure and currently utilize certain derivative financial instruments to manage a portion of our natural gas cost exposure. We do not engage in trading or other speculative uses of these financial instruments. For a financial instrument to qualify as a hedge, we must be exposed to interest rate or price risk, and the financial instrument must reduce the exposure and be designated as a hedge. Financial instruments qualifying for hedge accounting must maintain a high correlation between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

Recently Adopted Accounting Pronouncements. In January 2017, the Financial Accounting Standards Board, or the FASB, issued an accounting standards update, or ASU, that provides guidance to simplify the test for goodwill impairment. This guidance eliminates the requirement to assign the fair value of a reporting unit to each of its assets and liabilities to quantify a goodwill impairment charge. Under this amended guidance, the goodwill impairment charge to be recognized will be determined based on comparing the carrying value of the reporting unit to its fair value. As permitted, we have adopted this amendment early in conjunction with our annual assessment of goodwill as of July 1, 2017 and have applied it prospectively. The adoption of this amendment did not have any effect on our financial position, results of operations or cash flows.

In August 2017, the FASB issued an ASU that (i) amends the hedge accounting recognition and presentation requirements to better portray the economic results of an entity's risk management activities in its financial statements and (ii) simplifies the application of hedge accounting guidance under GAAP. This amendment requires an entity to present the earnings effect of the hedging instrument in the same income line item in which the earnings effect of the hedged item is reported. As permitted, we have adopted this amendment early, effective January 1, 2017, using a modified retrospective approach. The adoption of this amendment did not have any effect on our financial position, results of operations or cash flows.

In February 2018, the FASB issued an ASU that provides for the reclassification of stranded tax effects resulting from the decrease in the federal corporate tax rate and certain other tax effects as a result of the recently enacted legislation in the United States commonly referred to as the Tax Cuts and Jobs Act, or the 2017 Tax Act, from accumulated other comprehensive loss to retained earnings. As permitted, we have adopted this amendment early, effective December 31, 2017. As a result of this amendment, we increased each of accumulated other comprehensive loss and retained earnings by $22.1 million. See Note 4 for further information.

Recently Issued Accounting Pronouncements. In May 2014, the FASB issued an ASU that amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for those goods or services. We will adopt this amendment on January 1, 2018, using the modified retrospective method. The adoption of this amendment will require us to accelerate the recognition of revenue as compared to the current standards for certain customers in cases where we produce products with no alternative use to us and for which we have an enforceable right of payment for production completed to date. We do not expect that this amendment will have a material impact on our financial position, results of operations or cash flows.
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
In August 2016, the FASB issued an ASU that provides guidance for cash flow classification for certain cash receipts and cash payments to address diversity in practice in the manner in which items are classified on the statement of cash flows as either operating, investing or financing activities. This amendment will be effective for us on January 1, 2018. This amendment is required to be adopted using a retrospective approach and is not expected to have a material impact on our statement of cash flows.
In March 2017, the FASB issued an ASU that amends the presentation of net periodic pension cost and net periodic postretirement benefit cost. This amendment will require an entity to disaggregate the service cost component from the other components of net periodic benefit cost, to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit cost (which include interest cost, expected return on plan assets, amortization of prior service cost or credit and actuarial gains and losses) separately. In addition, capitalization of net periodic benefit cost in assets will be limited to the service cost component. We will adopt this amendment on January 1, 2018. This amendment is required to be adopted (i) retrospectively with respect to the disaggregation of the service cost component from the other components of net

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

periodic benefit cost and the separate reporting of the other components of net periodic benefit cost and (ii) prospectively with respect to the capitalization in assets of the service cost component. We do not expect that this amendment will have a material impact on our financial position, results of operations or cash flows.

NOTE 2. ACQUISITION

DISPENSING SYSTEMS ACQUISITION

On April 6, 2017, we acquired the specialty closures and dispensing systems operations of WestRock Company, now operating under the name Silgan Dispensing Systems, or SDS. SDS is a leading global supplier of highly engineered triggers, pumps, sprayers and dispensing closure solutions for health care, garden, personal care, home, beauty and food products. It operates a global network of thirteen facilities across North and South America, Europe and Asia. SDS represents a strategically important acquisition for us, providing us with an opportunity to expand our closures franchise. SDS is included in our Closures segment as of the acquisition date.

For the year ended December 31, 2016, SDS generated net sales of approximately $570 million. We acquired SDS for a purchase price in cash of $1,023.8 million, net of cash acquired. We incurred acquisition related costs for SDS totaling $26.1 million, including $24.7 million and $1.4 million for the years ended December 31, 2017 and 2016, respectively, which are included in selling, general and administrative expenses in our Consolidated Statements of Income. We funded the purchase price for this acquisition through term and revolving loan borrowings under our amended and restated senior secured credit facility. See Note 8 for further information.

The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition using valuation techniques including the income, cost and market approaches, primarily using Level 3 inputs (as defined in Note 9). The purchase price allocation is preliminary and subject to change pending a final valuation of the assets and liabilities, primarily related to current and deferred income tax balances. Based upon revised estimates of fair value of certain assets and liabilities from our preliminary purchase price allocation presented in our Quarterly Report on Form 10-Q for the period ended June 30, 2017, we decreased goodwill by $12.0 million, primarily related to a decrease in deferred income tax liabilities.

The allocated fair value of assets acquired and liabilities assumed are summarized as follows (in thousands):

Trade accounts receivable	$109,565
Inventories	79,758
Property, plant and equipment	255,616
Other intangible assets	245,000
Other assets	40,647
Trade accounts payable and accrued liabilities	(86,699)
Deferred income tax liabilities	(105,701)
Other liabilities	(25,339)
Total identifiable net assets	512,847
Goodwill	511,001
Cash paid, net of cash acquired	$1,023,848

Goodwill of $511.0 million consists largely of our increased capacity to serve our global customers and achieve operational synergies and has been assigned to our closures segment. An insignificant portion of the goodwill is expected to be deductible for income tax purposes, although additional deductions may be available under the 2017 Tax Act. Additional work is necessary to complete the analysis of the portion of goodwill that is deductible for income tax purposes under the 2017 Tax Act. Other intangible assets consist of customer relationships of $220.0 million with an estimated remaining life of 22 years and technology know-how of $25.0 million with an estimated

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

remaining life of 7 years. Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives of up to 35 years.

Our consolidated results of operations for the year ended December 31, 2017 included the results for SDS since the acquisition date. Net sales and income from operations from the SDS operations of $445.6 million and $47.3 million, respectively, were included in our Consolidated Statements of Income for the year ended December 31, 2017. For the year ended December 31, 2017, SDS's income from operations included the pre-tax unfavorable impact of an $11.9 million charge related to the inventory write-up for SDS as a result of purchase accounting in connection with the acquisition.

Pro Forma Information

The following unaudited pro forma financial information includes our historical results of operations for the years ended December 31, 2017 and 2016 and gives pro forma effect to the SDS acquisition as if it had been completed as of January 1, 2016. The pro forma results of operations include interest expense related to incremental borrowings used to finance the acquisition and adjustments to depreciation and amortization expense for the valuation of property, plant and equipment and intangible assets. Net income for the year ended December 31, 2017 excludes the unfavorable impact of the initial inventory write-up and acquisition related costs of $11.9 million and $24.7 million before income taxes, respectively. Net income for the year ended December 31, 2016 includes the unfavorable impact of the initial inventory write-up and total acquisition related costs of $11.9 million and $26.1 million before income taxes, respectively. The pro forma results of operations do not give effect to potential synergies or additional costs resulting from the integration of SDS with our existing operations to the extent not recognized in actual results.

The unaudited pro forma financial information for the years ended December 31, 2017 and 2016 is not intended to represent or be indicative of our consolidated results of operations or financial condition that would have been reported had the SDS acquisition been completed as of the beginning of the periods presented, nor should it be taken as indicative of our future consolidated results of operations or financial condition.

	2017	2016
	(Dollars in thousands, except per share data)
Net sales	$4,243,432	$4,184,239
Net income	$300,414	$150,652

Earnings per share:
Basic net income per share	$2.72	$1.26
Diluted net income per share	$2.70	$1.25

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

NOTE 3. RATIONALIZATION CHARGES
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment for each of the years ended December 31 were as follows:

	2017	2016	2015
	(Dollars in thousands)
Metal containers	$3,308	$12,056	$41
Closures	1,042	568	1,684
Plastic containers	1,476	6,437	12,682
	$5,826	$19,061	$14,407
Rationalization charges in 2016 for the metal container business segment were primarily related to the shutdown of the LaPorte, Indiana manufacturing facility. Rationalization charges in 2015 for the plastic container business segment were primarily related to the shutdown of the Woodstock, Illinois and Cape Girardeau, Missouri manufacturing facilities.

Activity in reserves for our rationalization plans was as follows:

	Employee Severance and Benefits	Non-Cash Retirement Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance as of January 1, 2015	$6,052	$—	$316	$—	$6,368
Charged to expense	3,199	(522)	287	11,443	14,407
Utilized and currency translation	(6,225)	522	(335)	(11,443)	(17,481)
Balance at December 31, 2015	3,026	—	268	—	3,294
Charged to expense	5,103	2,197	5,012	6,749	19,061
Utilized and currency translation	(7,184)	(2,197)	(2,854)	(6,749)	(18,984)
Balance at December 31, 2016	945	—	2,426	—	3,371
Charged to expense	1,255	—	1,380	3,191	5,826
Utilized and currency translation	(2,178)	—	(1,409)	(3,191)	(6,778)
Balance at December 31, 2017	$22	$—	$2,397	$—	$2,419

Non-cash retirement benefits in 2016 consisted of special termination benefits of $2.8 million and net curtailment gains of $0.6 million recognized in connection with the shutdown of the LaPorte, Indiana manufacturing facility. See Note 11 for further information. Non-cash asset write-downs were the result of comparing the carrying value of certain production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (as defined in Note 9).

Rationalization reserves as of December 31, 2017 and 2016 were recorded in our Consolidated Balance Sheets as accrued liabilities of $1.2 million and $1.9 million, respectively, and as other liabilities of $1.2 million and $1.5 million, respectively. Remaining expenses for our rationalization plans of $1.3 million are expected in 2018 and thereafter. Remaining cash expenditures for our rationalization plans of $3.7 million are expected through 2023.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at January 1, 2015	$(89,252)	$(1,198)	$(75,174)	$(165,624)
Other comprehensive loss before reclassifications	2,851	(1,410)	(48,364)	(46,923)
Amounts reclassified from accumulated other comprehensive loss	2,121	1,620	—	3,741
Other comprehensive loss	4,972	210	(48,364)	(43,182)
Balance at December 31, 2015	(84,280)	(988)	(123,538)	(208,806)
Other comprehensive loss before reclassifications	(1,991)	441	(17,753)	(19,303)
Amounts reclassified from accumulated other comprehensive loss	3,166	1,087	—	4,253
Other comprehensive loss	1,175	1,528	(17,753)	(15,050)
Balance at December 31, 2016	(83,105)	540	(141,291)	(223,856)
Other comprehensive income before reclassifications	(8,486)	(527)	63,874	54,861
Amounts reclassified from accumulated other comprehensive loss	2,193	(86)	—	2,107
Other comprehensive income	(6,293)	(613)	63,874	56,968
Adoption of accounting standards update related to reclassification of certain tax effects	(15,424)	(16)	(6,645)	(22,085)
Balance at December 31, 2017	$(104,822)	$(89)	$(84,062)	$(188,973)
The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015 were net (losses) of $(3.4) million, $(5.0) million and $(3.2) million, respectively, excluding an income tax benefit of $1.2 million, $1.8 million and $1.1 million, respectively. These net losses included amortization of net actuarial (losses) of $(6.5) million, $(8.0) million and $(5.2) million for the years ended December 31, 2017, 2016 and 2015, respectively, and amortization of net prior service credit of $3.1 million, $3.0 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit credit. Amounts expected to be recognized as components of net periodic benefit credit in our Consolidated Statement of Income for the year ended December 31, 2018 are $4.9 million and $1.8 million, net of income taxes, for the net actuarial loss and net prior service credit, respectively, related to our pension and other postretirement benefit plans. See Note 11 for further discussion.
The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015 were not significant. See Note 9 which includes a discussion of derivative instruments and hedging activities.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

The foreign currency translation component of accumulated other comprehensive loss includes: (i) foreign currency gains (losses) related to translation of year-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. Dollar; (ii) foreign currency (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature; and (iii) foreign currency (losses) gains related to our net investment hedges, net of tax. Foreign currency gains (losses) related to translation of year-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. Dollar for the years ended December 31, 2017, 2016 and 2015 were $94.7 million, $(20.6) million and $(55.5) million, respectively. Foreign currency (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2017, 2016 and 2015 were $(1.8) million, $(2.0) million and $(9.6) million, respectively. Foreign currency (losses) gains related to our net investment hedges for the years ended December 31, 2017, 2016 and 2015 were $(46.1) million, $7.6 million and $26.6 million, respectively, excluding an income tax benefit (provision) of $17.1 million, $(2.8) million and $(9.9) million, respectively. See Note 9 for further discussion.

As of December 31, 2017, we reclassified the stranded tax effects resulting from the decrease in the federal corporate tax rate and certain other tax effects (primarily the decreased federal benefit of state income taxes) as a result of the 2017 Tax Act. As a result, we increased each of accumulated other comprehensive loss and retained earnings by $22.1 million.

NOTE 5. INVENTORIES
The components of inventories at December 31 were as follows:

	2017	2016
	(Dollars in thousands)
Raw materials	$233,410	$179,451
Work-in-process	124,396	121,331
Finished goods	433,937	355,072
Other	12,370	15,528
	804,113	671,382
Adjustment to value inventory at cost on the LIFO method	(82,823)	(68,419)
	$721,290	$602,963
Inventories include $170.5 million and $95.6 million recorded on the FIFO method at December 31, 2017 and 2016, respectively, and $151.6 million and $127.9 million recorded on the average cost method at December 31, 2017 and 2016, respectively.
NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net at December 31 was as follows:

	2017	2016
	(Dollars in thousands)
Land	$74,268	$48,468
Buildings and improvements	445,178	365,406
Machinery and equipment	2,833,214	2,505,459
Construction in progress	135,126	118,028
	3,487,786	3,037,361
Accumulated depreciation	(1,997,914)	(1,880,409)
	$1,489,872	$1,156,952

Depreciation expense in 2017, 2016 and 2015 was $150.5 million, $129.8 million and $129.0 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill were as follows:

	Metal Containers	Closures	Plastic Containers	Total
	(Dollars in thousands)
Balance at December 31, 2015	$111,932	$274,922	$225,938	$612,792
Currency translation	(1,620)	(6,968)	510	(8,078)
Balance at December 31, 2016	110,312	267,954	226,448	604,714
Acquisition	—	511,001	—	511,001
Currency translation	6,604	47,978	1,157	55,739
Balance at December 31, 2017	$116,916	$826,933	$227,605	$1,171,454

In connection with our acquisition of SDS as discussed in Note 2, we recognized goodwill of $511.0 million.

The components of other intangible assets, net at December 31 were as follows:

	2017		2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$430,730	$(74,469)	$195,076	$(53,298)
Other	41,538	(12,851)	14,927	(8,063)
	472,268	(87,320)	210,003	(61,361)
Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—
	$504,408	$(87,320)	$242,143	$(61,361)

In connection with our acquisition of SDS as discussed in Note 2, we recognized intangible assets for customer relationships of $220.0 million and technology know-how of $25.0 million.
Amortization expense in 2017, 2016 and 2015 was $23.6 million, $13.2 million and $13.2 million, respectively. Amortization expense is expected to be $27.8 million, $27.6 million, $27.1 million, $25.6 million and $25.1 million for the years ended December 31, 2018 through 2022, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

NOTE 8. LONG-TERM DEBT
Long-term debt at December 31 was as follows:

	2017	2016
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$—	$99,500
U.S. term loans	800,000	310,250
Canadian term loans	27,147	44,274
Euro term loans	—	196,668
Other foreign bank revolving and term loans	76,798	120,500
Total bank debt	903,945	771,192
5% Senior Notes	280,000	500,000
5½% Senior Notes	300,000	300,000
4¾% Senior Notes	300,000	—
3¼% Senior Notes	780,325	—
Total debt - principal	2,564,270	1,571,192
Less unamortized debt issuance costs	16,979	9,609
Total debt	2,547,291	1,561,583
Less current portion	108,789	217,127
	$2,438,502	$1,344,456

AGGREGATE ANNUAL MATURITIES

The aggregate annual maturities of our debt (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date) are as follows (dollars in thousands):

2018	$108,789
2019	86,509
2020	361,501
2021	83,620
2022	383,620
Thereafter	1,540,231
$2,564,270

At December 31, 2017, the current portion of our long-term debt consisted of $40.0 million of term loans under our senior secured credit facility due on December 31, 2018 and $68.8 million of foreign bank revolving and term loans.
BANK CREDIT AGREEMENT

On March 24, 2017, we completed an amendment and restatement of our previous senior secured credit facility, or the Credit Agreement, which extended the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. The Credit Agreement provides us with revolving loans, or the Revolving Loans, consisting of a multicurrency revolving loan facility of approximately $1.19 billion and a Canadian revolving loan facility of Cdn $15.0 million and provided us with Cdn $45.5 million of term loans designated Canadian A term loans. In addition, the Credit Agreement provided us with $800.0 million of term loans designated U.S. A term loans which were borrowed to fund a portion of the purchase price paid in connection with our acquisition of SDS. See Note 2 for further information.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

The Revolving Loans generally may be borrowed, repaid and reborrowed from time to time until March 24, 2022. Proceeds from the Revolving Loans may be used for working capital and other general corporate purposes (including acquisitions, capital expenditures, dividends, stock repurchases and repayments of other debt).

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

If, on the date that is 91 days prior to the maturity date of any of the 5% Senior Notes due 2020 and the
5½% Senior Notes due 2022, or collectively the Prior Notes, all of the Prior Notes that mature on such maturity date have not been (a) repaid in full, (b) amended to extend the final maturity date thereof to a date that is more than 90 days after the maturity date of the Revolving Loans or the Terms Loans, as applicable, or (c) refinanced with other senior notes with a final maturity date that is more than 90 days after the maturity date of the Revolving Loans or the Terms Loans, as applicable, then the Revolving Loans and the Term Loans will mature on the date that is 91 days prior to the earliest maturity date of the Prior Notes that remain outstanding.

The Credit Agreement also contains certain mandatory repayment provisions, including requirements to prepay loans with proceeds in excess of certain amounts received from certain assets sales. Generally, mandatory repayments are applied pro rata to each of the Term Loans and applied first to the next two scheduled amortization payments which are due on December 31 of the year of such mandatory repayment and the next succeeding year (or, if no such payment is due on December 31 of such year, to the payment due on December 31 of the immediately succeeding year or of the next succeeding year in which a payment is to be made) and, to the extent in excess thereof, pro rata to the remaining installments of each of the Term Loans. Voluntary prepayments of Term Loans may be applied to any tranche of Term Loans at our discretion and are applied to the scheduled amortization payments in direct order of maturity. Amounts repaid under the Term Loans may not be reborrowed.

The Credit Agreement also provides us with an uncommitted multicurrency incremental loan facility for up to U.S. $1.25 billion (which amount may be increased as provided in the Credit Agreement), which may take the form of one or more incremental term loan facilities and/or increased commitments under the revolving loan facilities, subject to certain limitations. The uncommitted incremental loan facility provides, among other things, that any incremental loan borrowing shall:

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

At December 31, 2017, we had borrowings outstanding under the Credit Agreement of $800.0 million of U.S. A term loans and Cdn $34.1 million of Canadian A term loans, totaling U.S. denominated $827.1 million (with non-U.S. denominated amounts translated at exchange rates in effect at such date), and no Revolving Loans outstanding. At December 31, 2016, we had borrowings outstanding under our previous senior secured credit

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

facility of $310.3 million of U.S. A term loans, Cdn $59.5 million of Canadian A term loans and €187.0 million of Euro term loans, totaling U.S. denominated $551.2 million (with non-U.S. denominated term loans translated at exchange rates in effect at such date), and revolving loan borrowings outstanding of $99.5 million.

Under the Credit Agreement, the interest rate for U.S. term loans will be either the Eurodollar Rate or the base rate under the Credit Agreement plus a margin and the interest rate for Canadian term loans will be either the CDOR Rate or the Canadian prime rate under the Credit Agreement plus a margin. Outstanding Revolving Loans incur interest at the same rates as the U.S. term loans in the case of U.S. dollar denominated Revolving Loans and as the Canadian term loans in the case of Canadian dollar denominated Revolving Loans. Euro and Pounds Sterling denominated Revolving Loans incur interest at the applicable Euro Rate plus the applicable margin.

At December 31, 2017, the margin for Term Loans and Revolving Loans maintained as Eurodollar Rate, CDOR Rate or Euro Rate loans was 2.00 percent and the margin for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans was 2.00 percent. The interest rate margin on all loans will be reset quarterly based upon our Total Net Leverage Ratio as provided in the Credit Agreement. As of December 31, 2017, the interest rates on U.S. term loans and Canadian term loans were 3.69 percent and 3.52 percent, respectively.

The Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.35 percent per annum on the daily average unused portion of commitments available under the revolving loan facilities (0.35 percent at December 31, 2017). The commitment fee will be reset quarterly based upon our Total Net Leverage Ratio as provided in the Credit Agreement.

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

For 2017, 2016 and 2015, the weighted average annual interest rate paid on term loans under our senior secured credit facilities was 3.1 percent, 1.9 percent and 1.7 percent, respectively; and the weighted average annual interest rate paid on revolving loans under our senior secured credit facilities was 3.0 percent, 2.0 percent and 1.7 percent, respectively. Historically, we have entered into interest rate swap agreements to convert interest rate exposure from variable rates to fixed rates of interest. For 2016 and 2015, the weighted average interest rate paid on term loans under our senior secured credit facilities after consideration of our interest rate swap agreements was 2.0 percent and 1.9 percent, respectively. For 2017, our interest rate swap agreements were not significant and did not impact our weighted average annual interest rate paid on term loans under our senior secured credit facilities. See Note 9 which includes a discussion of our interest rate swap agreements.

The indebtedness under the Credit Agreement is guaranteed by us and our U.S., Canadian and Dutch subsidiaries. The stock of our U.S., Canadian and Dutch subsidiaries has been pledged as security to the lenders under the Credit Agreement. The Credit Agreement contains certain financial and operating covenants which limit, subject to certain exceptions, among other things, our ability to incur additional indebtedness; create liens; consolidate, merge or sell assets; make certain advances, investments or loans; enter into certain transactions with affiliates; and engage in any business other than the packaging business and certain related businesses. In addition, we are required to meet specified financial covenants consisting of Interest Coverage and Total Net Leverage Ratios, each as defined in the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

Because we sell metal containers and closures used in the fruit and vegetable packing process, we have seasonal sales. As is common in the packaging industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

As a result of entering into the Credit Agreement, we recorded a pre-tax charge for the loss on early extinguishment of debt of $0.6 million in 2017.

SENIOR NOTES OFFERINGS

On February 13, 2017, we issued $300 million aggregate principal amount of our 4¾% Senior Notes due 2025, or the 4¾% Notes, and €650 million aggregate principal amount of our 3¼% Senior Notes due 2025, or the 3¼% Notes, at 100 percent of their principal amount.
The 4¾% Notes and the 3¼% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with our existing and future unsecured unsubordinated indebtedness, including the 5% Senior Notes due 2020 and the 5½% Senior Notes due 2022, and ahead of our existing and future subordinated debt, if any. The 4¾% Notes and the 3¼% Notes are effectively subordinated to Silgan’s secured debt to the extent of the assets securing such debt and structurally subordinated to all obligations of subsidiaries of Silgan.
The 4¾% Notes and the 3¼% Notes will mature on March 15, 2025. Interest on the 4¾% Notes and the 3¼% Notes will be payable semi-annually in cash on March 15 and September 15 of each year. The 4¾% Notes and the 3¼% Notes were issued pursuant to an indenture by and among Silgan, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent in respect of the 3¼% Notes, and Elavon Financial Services DAC, as registrar and transfer agent in respect of the 3¼% Notes, which indenture contains covenants that are generally less restrictive than those in the Credit Agreement and substantially similar to the those in the indentures for the 5% Senior Notes due 2020 and the 5½% Senior Notes due 2022.
The 4¾% Notes are redeemable, at our option, in whole or in part, at any time after March 15, 2020, initially at 102.375 percent of their principal amount plus accrued and unpaid interest thereon to the redemption date, declining ratably each year to 100 percent of their principal amount, plus accrued and unpaid interest thereon to the redemption date, on or after March 15, 2022.
The 3¼% Notes are redeemable, at our option, in whole or in part, at any time after March 15, 2020, initially at 101.625 percent of their principal amount plus accrued and unpaid interest thereon to the redemption date, declining ratably each year to 100 percent of their principal amount, plus accrued and unpaid interest thereon to the redemption date, on or after March 15, 2022.
In addition, prior to March 15, 2020, we may redeem up to 35 percent of the aggregate principal amount of each of the 4¾% Notes and the 3¼% Notes from the proceeds of certain equity offerings at a redemption price of 104.750 percent of their principal amount in the case of the 4¾% Notes and 103.250 percent of their principal amount in the case of the 3¼% Notes, plus, in each case, accrued and unpaid interest thereon to the date of redemption. We may also redeem each of the 4¾% Notes and the 3¼% Notes, in whole or in part, prior to March 15, 2020 at a redemption price equal to 100 percent of their principal amount plus a make-whole premium as provided in the indenture for the 4¾% Notes and the 3¼% Notes, together with, in each case, accrued and unpaid interest thereon to the date of redemption. Upon the occurrence of a change of control repurchase event as defined in the indenture for the 4¾% Notes and the 3¼% Notes, Silgan is required to make an offer to repurchase the 4¾% Notes and the 3¼% Notes at a repurchase price equal to 101 percent of their principal amount, plus, in each case, accrued and unpaid interest thereon to the date of repurchase.
The net proceeds from the sale of the 4¾% Notes were approximately $296.5 million and the net proceeds from the sale of the 3¼% Notes were approximately €643.4 million, in each case after deducting the initial purchasers' discount and offering expenses. We used the net proceeds from the sale of the 4¾% Notes to prepay $212.3 million of our outstanding U.S. term loans and repay a portion of our outstanding revolving loans under our previous senior secured credit facility. We used a portion of the net proceeds from the sale of the 3¼% Notes to prepay the remaining balance of €187.0 million of Euro term loans under our previous senior secured credit facility, repay all remaining outstanding revolving loans under our previous senior secured credit facility, repay approximately €34.0 million of certain other foreign bank revolving and term loans of certain of our non U.S. subsidiaries and redeem $220.0 million aggregate principal amount of the 5% Senior Notes due 2020. In addition, we prepaid $98.0 million of our outstanding U.S. term loans and Cdn. $14.0 million of our outstanding Canadian

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

term loans under our previous senior secured credit facility during the first quarter of 2017. As a result of the aggregate prepayments of our outstanding term loans under our previous senior secured credit facility and the partial redemption of the 5% Senior Notes due 2020, we recorded a pre-tax charge for the loss on early extinguishment of debt of $6.5 million in 2017.
5½ % SENIOR NOTES

In 2013, we issued $300 million aggregate principal amount of our 5½% Senior Notes due 2022, or the
5½% Notes, at 100 percent of their principal amount. The 5½% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with Silgan’s unsecured unsubordinated indebtedness, including our 5% Senior Notes due 2020, the 4¾% Notes and the 3¼% Notes, and ahead of Silgan’s subordinated debt, if any. The 5½% Notes are effectively subordinated to Silgan’s secured debt to the extent of the assets securing such debt and structurally subordinated to all obligations of subsidiaries of Silgan. Interest on the 5½% Notes is payable semi-annually in cash on February 1 and August 1 of each year, and the 5½% Notes mature on February 1, 2022.

The 5½% Notes are redeemable, at the option of Silgan, in whole or in part, at any time after August 1, 2017 initially at 102.75 percent of their principal amount plus accrued and unpaid interest thereon to the redemption date, declining ratably each year to 100 percent of their principal amount, plus accrued and unpaid interest thereon to redemption date, on or after August 1, 2019.

Upon the occurrence of a change of control, as defined in the indenture for the 5½% Notes, Silgan is required to make an offer to repurchase the 5½% Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest to the date of purchase.

The indenture for the 5½% Notes contains covenants which are generally less restrictive than those under the Credit Agreement and substantially similar to those under the indentures for our 5% Senior Notes due 2020, the 4¾% Notes and the 3¼% Notes.

5% SENIOR NOTES

In 2012, we issued $500 million aggregate principal amount of our 5% Senior Notes due 2020, or the 5% Notes, at 100 percent of their principal amount. The 5% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with Silgan’s unsecured unsubordinated indebtedness, including the 5½% Notes, the 4¾% Notes and the 3¼% Notes, and ahead of Silgan’s subordinated debt, if any. The 5% Notes are effectively subordinated to Silgan’s secured debt to the extent of the assets securing such debt and structurally subordinated to all obligations of subsidiaries of Silgan. Interest on the 5% Notes is payable semi-annually in cash on April 1 and October 1 of each year, and the 5% Notes mature on April 1, 2020.

The 5% Notes are redeemable, at the option of Silgan, in whole or in part, currently at 101.25 percent of their principal amount plus accrued and unpaid interest thereon to the redemption date if redeemed prior to April 1, 2018 and starting on April 1, 2018 and thereafter at 100 percent of their principal amount plus accrued and unpaid interest thereon to the redemption date.

Upon the occurrence of a change of control, as defined in the indenture for the 5% Notes, Silgan is required to make an offer to repurchase the 5% Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest to the date of purchase.

The indenture for the 5% Notes contains covenants which are generally less restrictive than those under the Credit Agreement and substantially similar to those under the indentures for the 5½% Notes, the 4¾% Notes and the 3¼% Notes.

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
December 31, 2017, 2016 and 2015

OTHER FOREIGN BANK REVOLVING AND TERM LOANS

We have certain other bank revolving and term loans outstanding in foreign countries. At December 31, 2017, these bank revolving loans allowed for total borrowings of up to $97.2 million (translated at exchange rates in effect at the balance sheet date). These bank revolving and term loans bear interest at rates ranging from 0.9 percent to 17.1 percent. For 2017, 2016 and 2015, the weighted average annual interest rate paid on these loans was 5.0 percent, 3.8 percent and 3.7 percent, respectively.

NOTE 9. FINANCIAL INSTRUMENTS
The financial instruments recorded in our Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and derivative instruments. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at December 31:

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$53,533	$53,533	$24,690	$24,690
Derivative instruments (other current assets)	1,150	1,150	1,094	1,094

Liabilities:
Bank debt	$903,945	$903,945	$771,192	$771,192
5% Notes	280,000	281,691	500,000	510,130
5½% Notes	300,000	308,301	300,000	312,750
4¾% Notes	300,000	309,390	—	—
3¼% Notes	780,325	813,793	—	—
Derivative instruments (accrued liabilities)	115	115	244	244

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
The financial assets and liabilities that are measured on a recurring basis at December 31, 2017 and 2016 consist of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, these derivative instruments are classified within Level 2.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
Our bank debt, 5% Notes, 5½% Notes, 4¾% Notes and 3¼% Notes were recorded at historical amounts in our Consolidated Balance Sheets, as we have not elected to measure them at fair value. We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 5% Notes, 5½% Notes, 4¾% Notes and 3¼% Notes were estimated based on the quoted market price, a Level 1 input.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Currently, we utilize certain derivative financial instruments to manage a portion of our natural gas cost exposure. Historically, we had also utilized certain derivative instruments to manage a portion of our interest rate exposure. We generally limit our use of derivative financial instruments to interest rate and natural gas swap agreements. We do not utilize derivative financial instruments for trading or other speculative purposes.
Our interest rate and natural gas swap agreements were qualified and accounted for as cash flow hedges. Changes in their fair values were recorded in accumulated other comprehensive loss, a component of stockholders’ equity, and reclassified into earnings in future periods when earnings were also affected by the variability of the hedged cash flows.
INTEREST RATE SWAP AGREEMENTS
Historically, we have entered into U.S. dollar interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations. These interest rate swap agreements effectively converted interest rate exposure from variable rates to fixed rates of interest. The difference between amounts to be paid or received on interest rate swap agreements was recorded in interest and other debt expense in our Consolidated Statements of Income and was not significant for the years ended December 31, 2017, 2016 and 2015. At December 31, 2017, we had no outstanding interest rate swap agreements. The total fair value of our interest rate swap agreements at December 31, 2016 was not significant.
NATURAL GAS SWAP AGREEMENTS
We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on natural gas swap agreements is recorded in cost of goods sold in our Consolidated Statements of Income and was not significant for each of the years ended December 31, 2017, 2016 and 2015. The total fair value of our natural gas swap agreements in effect at December 31, 2017 and 2016 was not significant.
FOREIGN CURRENCY EXCHANGE RATE RISK

We utilize certain internal hedging strategies to minimize our foreign currency exchange rate risk.  Net investment hedges that qualify for hedge accounting result in the recognition of foreign currency gains or losses, net of tax, in accumulated other comprehensive loss.  We generally do not utilize external derivative financial instruments to manage our foreign currency exchange rate risk.
In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros and Canadian dollars. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼% Notes which are Euro denominated. Foreign currency (losses) gains related to our net investment hedges included in accumulated other comprehensive loss were $(46.1) million, $7.6 million and $26.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

CONCENTRATION OF CREDIT RISK
We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Nestlé Food Company, Campbell Soup Company and Del Monte Corporation) accounted for approximately 23.7 percent, 27.2 percent and 26.7 percent of our net sales in 2017, 2016 and 2015, respectively. The receivable balances from these customers collectively represented 6.2 percent and 12.4 percent of our trade accounts receivable at December 31, 2017 and 2016, respectively. As is

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information. Accounts receivable are considered past due based on the original due date and write-offs occur only after all reasonable collection efforts are exhausted.
NOTE 10. COMMITMENTS AND CONTINGENCIES
We have a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2030. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

2018	$42,483
2019	31,975
2020	26,792
2021	22,149
2022	17,958
Thereafter	47,850
$189,207

Rent expense was $52.0 million, $46.5 million and $44.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
At December 31, 2017, we had noncancelable commitments for capital expenditures in 2018 of $24.0 million.
A competition authority in Germany commenced an antitrust investigation in 2015 involving the industry association for metal packaging in Germany and its members, including our metal container and closures subsidiaries in Germany, which is ongoing. Given the early stage of the investigation, we cannot reasonably assess what actions may result from the investigation or estimate what costs we may incur as a result of the investigation.
We are a party to other legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

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
The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
	(Dollars in thousands)
Change in benefit obligation
Obligation at beginning of year	$726,421	$685,295	$21,698	$28,022
Service cost	13,372	12,895	104	222
Interest cost	25,501	25,781	692	891
Actuarial losses	54,562	34,705	630	641
Acquisition	19,225	—	—	—
Special termination benefits	—	2,837	—	—
Plan amendments	147	472	(2)	(5,636)
Benefits paid	(43,598)	(33,492)	(2,325)	(3,007)
Curtailment gain	—	—	—	(305)
Participants’ contributions	—	—	142	870
Foreign currency exchange rate changes	12,519	(2,072)	—	—
Obligation at end of year	808,149	726,421	20,939	21,698
Change in plan assets
Fair value of plan assets at beginning of year	759,551	704,779	—	—
Actual return on plan assets	108,154	87,132	—	—
Employer contributions	1,699	1,132	2,183	2,137
Participants’ contributions	—	—	142	870
Benefits paid	(43,598)	(33,492)	(2,325)	(3,007)
Fair value of plan assets at end of year	825,806	759,551	—	—
Funded status	$17,657	$33,130	$(20,939)	$(21,698)

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
	(Dollars in thousands)
Amounts recognized in the consolidated balance sheets
Non-current assets	$118,892	$104,089	$—	$—
Current liabilities	(2,227)	(1,295)	(2,083)	(2,502)
Non-current liabilities	(99,008)	(69,664)	(18,856)	(19,196)
Net amount recognized	$17,657	$33,130	$(20,939)	$(21,698)
Amounts recognized in accumulated other comprehensive loss (income)
Net actuarial loss (gain)	$154,642	$148,941	$(5,561)	$(6,787)
Prior service cost (credit)	938	1,105	(11,337)	(14,753)
Net amount recognized	$155,580	$150,046	$(16,898)	$(21,540)

	Pension Benefits	Other Postretirement Benefits
	(Dollars in thousands)
Items to be recognized in 2018 as a component of net periodic cost
Net actuarial loss (gain)	$7,169	$(474)
Prior service cost (credit)	173	(2,602)
Net periodic cost (credit) to be recorded in 2018	$7,342	$(3,076)
Pension plans with projected benefit obligations in excess of plan assets at December 31, 2017 and 2016 consisted entirely of our international pension benefit plans which are not funded. The projected benefit obligation for our international pension benefit plans was $101.2 million and $71.0 million at December 31, 2017 and 2016, respectively.
The accumulated benefit obligation for all pension benefit plans at December 31, 2017 and 2016 was $779.1 million and $697.5 million, respectively. Pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2017 and 2016 consisted entirely of our international pension benefit plans which are not funded. The accumulated benefit obligation for our international pension benefit plans was $96.2 million and $66.2 million at December 31, 2017 and 2016, respectively.
The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of service, are as follows (dollars in thousands):

	Pension Benefits	Other Postretirement Benefits
2018	$39,502	$2,083
2019	39,285	1,870
2020	40,842	1,545
2021	42,365	1,484
2022	43,434	1,427
2023-2027	231,373	6,373
	$436,801	$14,782

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2017	2016
Discount rate	3.8%	4.4%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	2.6%	2.8%
Health care cost trend rate:
Assumed for next year	6.2%	6.4%
Ultimate rate	4.9%	4.5%
Year that the ultimate rate is reached	2047	2047

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.
Our international pension benefit plans used a discount rate of 2.1 percent and 1.9 percent as of December 31, 2017 and 2016, respectively, and a rate of compensation increase of 3.3 percent and 3.5 percent to determine the benefit obligation as of December 31, 2017 and 2016, respectively.
The components of the net periodic benefit credit for each of the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
	(Dollars in thousands)
Service cost	$13,372	$12,895	$15,562	$104	$222	$444
Interest cost	25,501	25,781	28,066	692	891	1,281
Expected return on plan assets	(63,010)	(58,504)	(62,726)	—	—	—
Amortization of prior service cost (credit)	313	561	1,037	(3,418)	(3,571)	(3,057)
Amortization of actuarial losses (gains)	7,077	8,573	5,556	(596)	(599)	(348)
Special termination benefits	—	2,837	—	—	—	—
Curtailment loss (gain)	—	183	(522)	—	(823)	—
Net periodic benefit credit	$(16,747)	$(7,674)	$(13,027)	$(3,218)	$(3,880)	$(1,680)
In 2016, special termination benefits of $2.8 million and net curtailment gains of $0.6 million were recognized related to the shutdown of the LaPorte, Indiana manufacturing facility.
Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit credit for the years ended December 31:

	2017	2016	2015
Discount rate	4.4%	4.7%	4.1%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	2.8%	3.1%	3.0%
Health care cost trend rate	6.4%	6.6%	6.7%
Our international pension benefit plans used a discount rate of 1.9 percent, 2.6 percent and 2.0 percent for the years ended December 31, 2017, 2016 and 2015, respectively, and used a rate of compensation increase of 3.3 percent, 3.5 percent and 3.5 percent to determine net periodic benefit credit for the years ended December 31, 2017, 2016 and 2015, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

The assumed health care cost trend rates affect the amounts reported for our health care plans. A one percentage point change in the assumed health care cost trend rates would not have a significant impact on our service cost, interest cost or postretirement benefit obligation.

MULTIEMPLOYER PENSION PLANS
We participate in four multiemployer pension plans which provide defined benefits to certain of our union employees. The aggregate amount contributed to these plans and charged to pension cost in 2017, 2016 and 2015 was $6.4 million, $6.5 million and $6.7 million, respectively.
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
Based on the latest information available, we participate in two multiemployer plans with a funded status less than 65 percent. Further information on these multiemployer plans for the years ended December 31, 2017, 2016 and 2015 is as follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				FIP / RP Status Pending / Implemented	Contributions			Surcharge Imposed
		2017		2016			2017	2016	2015
							(Dollars in thousands)
Central States, Southeast & Southwest Areas Pension Fund (1)	36-6044243/001	Red	(2)	Red	(2)	Implemented	$1,873	$1,979	$1,996	No
United Food & Commercial Workers — Local 1 Pension Fund (3)	16-6144007/001	Red		Red		Implemented	232	199	169	No
All Other							4,318	4,304	4,550
Total Contributions							$6,423	$6,482	$6,715
______________________

(1)	The applicable collective bargaining agreements related to this pension fund expire at various times in 2019.

(2)	Under the Multiemployer Pension Reform Act of 2014, the status of this pension fund for each of 2017 and 2016 was critical and declining, as defined under such Act.

(3)	The collective bargaining agreement related to this pension fund expires on March 31, 2018.
The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three digit plan number assigned to a plan by the Internal Revenue Service. The most recent Pension Protection Act Zone Status available for 2017 and 2016 is for plan years that ended in each of those years. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status,” based on criteria established under the Internal Revenue Code of 1986, as amended (the “Code”), and is generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a rehabilitation plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the 2017 plan year. The “Surcharge Imposed” column indicates whether our contribution rate for 2017 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status” in accordance with the requirements of the Code.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

Our contributions to each of these respective plans were less than five percent of total contributions made by all employers to each of these respective plans, as reported by these plans for the year ended December 31, 2016, the most recent plan year available. We do not expect our contributions to these plans for the year ended December 31, 2018 to be significantly different from our contributions for the year ended December 31, 2017.
DEFINED CONTRIBUTION PLANS
We also sponsor defined contribution plans covering certain employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans for the years ended December 31, 2017, 2016 and 2015 were $11.8 million, $9.8 million and $9.5 million, respectively.
PLAN ASSETS
INVESTMENT STRATEGY
Our investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of our plan assets is broadly characterized as a 58 percent/42 percent allocation between equity and debt securities. The equity securities allocation utilizes indexed U.S. equity securities (which constitutes approximately 85 percent of equity securities), with a lesser allocation to indexed international equity securities. The debt securities allocation primarily utilizes indexed investment grade U.S. debt securities. We attempt to mitigate investment risk by regularly rebalancing between equity and debt securities as contributions and benefit payments are made.
The weighted average asset allocation for our pension plans at December 31, 2017 and 2016 and target allocation for 2017 was as follows:

	Target Allocation	Actual Allocation
		2017	2016
Equity securities—U.S.	49%	47%	47%
Equity securities—International	9%	10%	10%
Debt securities	42%	42%	42%
Cash and cash equivalents	—	1%	1%
	100%	100%	100%
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
The fair value of our plan assets by asset category consisted of the following at December 31:

	2017	2016
	(Dollars in thousands)
Equity securities—U.S.	$391,527	$357,789
Equity securities—International	82,571	76,189
Debt securities	347,612	321,597
Cash and cash equivalents	4,096	3,976
	$825,806	$759,551

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

CONCENTRATIONS OF CREDIT RISK
As of December 31, 2017, approximately 99 percent of our plan assets were under management by a single investment management company in six individual commingled equity and debt index funds. Of these six funds, four funds held assets individually in excess of ten percent of our total plan assets.
EXPECTED CONTRIBUTIONS
Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2018. In addition, based on the current funded status of our domestic pension benefit plans we do not expect to make significant contributions to these plans in 2018. However, this estimate may change based on regulatory changes and actual plan asset returns.

NOTE 12. INCOME TAXES
Income before income taxes was taxed in the following jurisdictions in each of the years ended December 31:

	2017	2016	2015
	(Dollars in thousands)
Domestic	$187,521	$212,987	$222,188
Foreign	52,160	18,930	30,698
Total	$239,681	$231,917	$252,886
The components of the (benefit) provision for income taxes were as follows:

	2017	2016	2015
	(Dollars in thousands)
Current:
Federal	$56,834	$27,805	$77,777
State	7,507	(577)	7,972
Foreign	20,650	6,327	8,002
Current income tax provision	84,991	33,555	93,751
Deferred:
Federal	(118,919)	42,964	(10,065)
State	4,413	3,445	(1,932)
Foreign	(463)	(1,398)	(1,281)
Deferred income tax (benefit) provision	(114,969)	45,011	(13,278)
	$(29,978)	$78,566	$80,473

On December 22, 2017, the 2017 Tax Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35 percent to 21 percent effective for tax years beginning after December 31, 2017 and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017 as part of the move from a worldwide to a territorial tax system. The 2017 Tax Act also provides for the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including the repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on the deductibility of executive compensation and limitations on the deductibility of interest. We recognized the impact of the 2017 Tax Act in our year end income tax provision for 2017 and recorded $110.9 million as an additional income tax benefit in the fourth quarter of 2017. This income tax benefit primarily represents the provisional amount related to the remeasurement of net deferred tax liabilities based on the rates at which they are expected to be taxed in the future. The provisional estimate also reflects our computation that we will not incur the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

We recognized the income tax effects of the 2017 Tax Act in our 2017 financial statements in accordance with the Staff Accounting Bulletin No. 118, or SAB 118, issued by the staff of the Securities and Exchange Commission, which provides guidance for the application of GAAP as it pertains to accounting for income taxes, in the reporting period in which the 2017 Tax Act was signed into law. In accordance with SAB 118, we have determined that the $110.9 million deferred tax benefit recorded in the fourth quarter of 2017 primarily in connection with the remeasurement of deferred tax assets and liabilities and the computation related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings were provisional amounts and a reasonable estimate at December 31, 2017. Additional work is necessary to complete the analysis of our deferred tax assets and liabilities and our historical foreign earnings. Any subsequent adjustment to the provisional amounts described above will be recorded to current tax expense in the fiscal quarter of 2018 during which the analysis is completed.
The (benefit) provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2017	2016	2015
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$83,884	$81,171	$88,512
State income taxes, net of federal tax benefit	4,529	4,264	4,903
Tax liabilities required (no longer required)	1,254	(408)	2,342
Valuation allowance	4,636	474	1,441
Manufacturing exemption	(5,143)	(3,613)	(7,849)
Tax credit refunds, net	(2,797)	(2,676)	(2,325)
Foreign earnings taxed at other than 35%	(3,840)	(2,334)	(6,383)
Deferred tax rate changes	(114,163)	(371)	163
Other	1,662	2,059	(331)
	$(29,978)	$78,566	$80,473

Effective tax rate	(12.5)%	33.9%	31.8%

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 were as follows:

	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Pension and other postretirement liabilities	$21,235	$14,678
Rationalization and other accrued liabilities	17,716	22,933
Property, plant and equipment	—	331
AMT and other credit carryforwards	1,910	1,449
Net operating loss carryforwards	34,102	21,605
Other intangible assets	—	821
Foreign currency translation	10,170	426
Inventory and related reserves	9,832	16,824
Other	2,093	3,482
Total deferred tax assets	97,058	82,549
Deferred tax liabilities:
Property, plant and equipment	(175,486)	(208,409)
Pension and other postretirement liabilities	(23,780)	(30,414)
Other intangible assets	(115,547)	(81,209)
Foreign currency translation	—	(22,156)
Other	(3,961)	(9,292)
Total deferred tax liabilities	(318,774)	(351,480)
Valuation allowance	(14,089)	(8,147)
	$(235,805)	$(277,078)
At December 31, 2017, the net deferred tax liability in our Consolidated Balance Sheets was comprised of long-term deferred tax assets of $26.6 million and long-term deferred tax liabilities of $262.4 million. At December 31, 2016, the net deferred tax liability in our Consolidated Balance Sheets was comprised of long-term deferred tax assets of $21.3 million and long-term deferred tax liabilities of $298.4 million. Long-term deferred tax assets were classified as other assets, net in our Consolidated Balance Sheets. The net decrease in deferred tax liabilities is due to decreases of $110.9 million primarily related to the remeasurement of net deferred tax liabilities as a result of the reduction in the federal corporate tax rate under the 2017 Tax Act and $25.3 million due to normal activity, partially offset by an increase of $94.9 million from the acquisition of SDS.
The valuation allowance in 2017 includes deferred tax assets of $14.1 million resulting from foreign net operating loss carryforwards, or NOLs. The valuation allowance for deferred tax assets increased in 2017 by $5.9 million primarily due to an increase in the valuation allowance related to foreign tax loss carryforwards and state and local tax credits.
At December 31, 2017, we had foreign NOLs of approximately $29.1 million that are available to offset future taxable income. Of that amount, approximately $8.5 million will expire from 2018 to 2028. The remaining portion has no expiration date. At December 31, 2017, we had state tax NOLs of approximately $4.9 million that are available to offset future taxable income and that will expire from 2024 to 2036.
We recognize accrued interest and penalties related to unrecognized taxes as additional income tax expense. At December 31, 2017 and 2016, we had $4.3 million and $3.8 million, respectively, accrued for potential interest and penalties.
The total amount of unrecognized tax benefits recorded in other liabilities as of December 31, 2017 and 2016 were $41.9 million and $36.1 million, respectively, excluding associated tax assets and including the federal tax benefit of state taxes, interest and penalties.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another jurisdiction. At December 31, 2017 and 2016, we had approximately $16.9 million and $16.7 million, respectively, in assets associated with uncertain tax positions recorded in other assets, net in our Consolidated Balance Sheets.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits included as other liabilities in our Consolidated Balance Sheets was as follows:

	2017	2016
	(Dollars in thousands)
Balance at January 1,	$56,721	$50,337
Increase based upon tax positions of current year	1,183	5,955
(Decrease) increase based upon tax positions of a prior year	(6,839)	217
Increase due to acquisitions	—	1,810
Decrease due to changes in tax rates	(3,408)	—
Decrease based upon settlements with taxing authorities	(2,191)	(1,159)
Decrease based upon a lapse in the statute of limitations	(320)	(439)
Balance at December 31,	$45,146	$56,721
The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2017 and 2016 were $26.6 million and $21.3 million, respectively.
Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, completed its review of the 2016 tax year with no change to our filed tax return. We have been accepted into the Compliance Assurance Program for the 2017 and 2018 tax years which provides for the review by the IRS of tax matters relating to our tax return prior to filing. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute of limitations have been executed. The state with the earliest open period is Nebraska (2006). Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2008, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. We do not expect a material change to our unrecognized tax benefits within the next twelve months.
As a result of the 2017 Tax Act, we have changed our assertion of indefinite reinvestment of the earnings of certain of our foreign subsidiaries. In connection with this change, we are provisionally estimating that there is no deferred tax to record for any U.S. income tax and foreign taxes on previously unremitted earnings of such foreign subsidiaries. For our foreign subsidiaries where we expect to be indefinitely reinvested, we estimate that the unremitted earnings as of December 31, 2017 are approximately $46.6 million. The amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings is estimated to be approximately $1.8 million. In our foreign subsidiaries where we expect to continue to be indefinitely reinvested, additional work is necessary to determine the historical foreign earnings and the associated tax cost of repatriation.
As of December 31, 2017, we reclassified the stranded tax effects resulting from the decrease in the federal corporate tax rate and certain other tax effects (primarily the decreased federal benefit of state income taxes) as a result of the 2017 Tax Act. As a result, we increased each of accumulated other comprehensive loss and retained earnings by $22.1 million. See Note 4 for further information.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

NOTE 13. STOCK-BASED COMPENSATION
The Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, or the Plan, provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to our officers, other key employees and outside directors.
Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 19,200,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2017, 5,939,128 shares were available to be awarded under the Plan.
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 recorded in selling, general and administrative expenses was $14.6 million, $13.0 million and $12.1 million, respectively.
RESTRICTED STOCK UNITS
Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual vesting period for restricted stock units outstanding at December 31, 2017 is six years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units carry with them the right to receive, upon vesting, dividend equivalents.
The table below summarizes restricted stock unit activity for the year ended December 31, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2016	2,051,986	$24.12
Granted	592,922	29.94
Released	(421,108)	23.24
Forfeited	(38,334)	27.57
Restricted stock units outstanding at December 31, 2017	2,185,466	25.81
The weighted average grant date fair value of restricted stock units granted during 2016 and 2015 was $25.77 and $28.24, respectively. The fair value of restricted stock units released during the years ended December 31, 2017, 2016 and 2015 was $12.8 million, $9.3 million and $8.3 million, respectively.
As of December 31, 2017, there was approximately $30.0 million of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted average period of 3.0 years.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

NOTE 14. CAPITAL STOCK
CAPITAL STOCK
At December 31, 2017, our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.
TREASURY STOCK
On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an additional $300.0 million of our common stock by various means from time to time through and including December 31, 2021. Pursuant to this authorization, together with the remaining amount from a prior authorization, we repurchased a total of 294,930 shares of our common stock in 2016 at an average price per share of $24.40, for a total purchase price of $7.2 million, and we completed a “modified Dutch auction” tender offer in 2016 pursuant to which we purchased 10,617,810 shares of our common stock from our stockholders at a price of $25.38 per share, for a total purchase price of $269.4 million, exclusive of $0.7 million of fees and expenses. Certain of our directors and executive officers as well as related family foundations participated in the 2016 "modified Dutch auction" tender offer, and we purchased a total of 3,358,572 shares of our common stock beneficially owned by them at a price of $25.38 per share, for a total purchase price of $85.2 million, in such tender offer. In 2015, we repurchased a total of 278,842 shares of our common stock at an average price per share of $27.36, for a total purchase price of $7.6 million, and we completed a “modified Dutch auction” tender offer pursuant to which we purchased 5,532,708 shares of our common stock from our stockholders at a price of $29.25 per share, for a total purchase price of $161.8 million, exclusive of $0.7 million of fees and expenses. At December 31, 2017, we had approximately $129.4 million remaining for the repurchase of our common stock under the October 17, 2016 Board of Directors authorization.
In 2017, 2016 and 2015, we issued 421,108 treasury shares, 363,368 treasury shares and 292,320 treasury shares, respectively, at an average cost of $3.15 per share, for restricted stock units that vested during these years. In 2017, 2016 and 2015, we repurchased 138,080 shares, 134,122 shares and 101,682 shares of our common stock, respectively, at an average cost of $30.24, $25.58 and $28.44 per share, respectively, in accordance with the Plan to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.
We account for treasury shares using the FIFO cost method. As of December 31, 2017, 64,727,152 shares of our common stock were held in treasury.

NOTE 15. EARNINGS PER SHARE
The components of the calculation of earnings per share were as follows:

	2017	2016	2015
	(Dollars and shares in thousands)
Net income	$269,659	$153,351	$172,413
Weighted average number of shares used in:
Basic earnings per share	110,353	119,732	122,042
Dilutive common stock equivalents:
Restricted stock units	1,010	766	570
Diluted earnings per share	111,363	120,498	122,612

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

NOTE 16. BUSINESS SEGMENT INFORMATION
We are engaged in the packaging industry and report our results in three business segments, which are our reportable segments: metal containers, closures and plastic containers. The metal containers segment manufactures steel and aluminum containers for human and pet food and general line products. The closures segment manufactures an extensive range of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products. The plastic containers segment manufactures custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet care, agricultural, automotive and marine chemical products. These segments are strategic business operations that are managed separately to maximize the production, technology and marketing of their packaging product. Our metal container business operates primarily in North America and Europe. Our closures business operates in North and South America, Europe and Asia. Our plastic container business operates primarily in North America. The accounting policies of the business segments are the same as those described in Note 1.

Information for each of the past three years for our business segments is as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
2017
Net sales	$2,278,054	$1,246,669	$565,131	$—	$4,089,854
Depreciation and amortization	77,698	61,668	34,607	89	174,062
Rationalization charges	3,308	1,042	1,476	—	5,826
Segment income from operations (1)	230,199	142,048	27,770	(43,027)	356,990
Segment assets	1,670,426	2,182,529	704,432	34,081	4,591,468
Capital expenditures	87,115	56,682	30,141	491	174,429
2016
Net sales	$2,271,933	$797,074	$543,907	$—	$3,612,914
Depreciation and amortization	72,810	38,146	31,993	109	143,058
Rationalization charges	12,056	568	6,437	—	19,061
Segment income from operations (1)	214,696	99,806	5,231	(20,003)	299,730
Segment assets	1,551,729	808,771	707,578	32,891	3,100,969
Capital expenditures	108,606	43,120	40,152	15	191,893
2015
Net sales	$2,365,268	$804,988	$593,715	$—	$3,763,971
Depreciation and amortization	70,685	37,720	33,665	122	142,192
Rationalization charges	41	1,684	12,682	—	14,407
Segment income from operations	236,421	91,823	7,768	(16,200)	319,812
Segment assets	1,542,120	834,114	735,182	33,209	3,144,625
Capital expenditures	146,972	41,796	48,510	24	237,302
______________________

(1)	Corporate includes costs attributed to announced acquisitions of $24.7 million and $1.4 million in 2017 and 2016, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

Total segment income from operations is reconciled to income before income taxes as follows:

	2017	2016	2015
	(Dollars in thousands)
Total segment income from operations	$356,990	$299,730	$319,812
Interest and other debt expense	117,309	67,813	66,926
Income before income taxes	$239,681	$231,917	$252,886

Total segment assets at December 31 are reconciled to total assets as follows:

	2017	2016
	(Dollars in thousands)
Total segment assets	$4,591,468	$3,100,969
Other assets	53,981	48,421
Total assets	$4,645,449	$3,149,390

Financial information relating to our operations by geographic area is as follows:

	2017	2016	2015
	(Dollars in thousands)
Net sales:
United States	$3,110,595	$2,905,157	$3,014,068
Foreign:
Europe	747,043	551,071	576,688
Other	232,216	156,686	173,215
Total net sales from foreign operations	979,259	707,757	749,903
Total net sales	$4,089,854	$3,612,914	$3,763,971
Long-lived assets:
United States	$942,171	$853,508
Foreign:
Europe	422,709	252,246
Other	124,992	51,198
Total long-lived assets at foreign operations	547,701	303,444
Total long-lived assets	$1,489,872	$1,156,952
Net sales are attributed to the country from which the product was manufactured and shipped.
Sales of our metal containers segment to Nestlé Food Company accounted for 10.2 percent, 11.5 percent and 11.1 percent of our consolidated net sales in 2017, 2016 and 2015, respectively.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table presents our quarterly results of operations for the years ended December 31, 2017 and 2016:

	First	Second	Third	Fourth
	(Dollars in thousands, except per share data)
2017 (1)
Net sales	$805,407	$1,021,814	$1,266,930	$995,703
Gross profit	124,566	165,189	212,559	158,802
Net income	23,232	27,926	72,382	146,119

Basic net income per share (3)	$0.21	$0.25	$0.66	$1.32
Diluted net income per share (3)	0.21	0.25	0.65	1.31

Dividends per share	$0.09	$0.09	$0.09	$0.09

2016 (2)
Net sales	$792,738	$874,642	$1,139,643	$805,891
Gross profit	113,877	127,707	181,939	110,013
Net income	26,572	33,315	69,770	23,694

Basic net income per share (3)	$0.22	$0.28	$0.58	$0.20
Diluted net income per share (3)	0.22	0.27	0.57	0.20

Dividends per share	$0.085	$0.085	$0.085	$0.085
______________________

(1)
The first, second, third and fourth quarters of 2017 include rationalization charges of $0.9 million, $3.0 million, $0.6 million and $1.3 million, respectively. The first, second, third and fourth quarters of 2017 includes costs attributed to announced acquisitions of $13.2 million, $9.8 million, $0.8 million and $0.9 million, respectively. The first and second quarters of 2017 include a loss on early extinguishment of debt of $2.7 million and $4.4 million, respectively. The fourth quarter of 2017 includes the benefit from effective tax rate adjustments totaling $110.9 million primarily related to the remeasurement of net deferred tax liabilities to reflect the lower future cash tax obligations as a result of the reduction in the federal corporate tax rate under the 2017 Tax Act.

(2)
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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
SILGAN HOLDINGS INC.
For the years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

		Additions		Other Changes Increase (Decrease)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Cumulative translation adjustment	Other (1)	Balance at end of period

For the year ended December 31, 2017:
Allowance for doubtful accounts receivable	$4,073	$1,216	$—	$570	$(520)	$5,339
For the year ended December 31, 2016:
Allowance for doubtful accounts receivable	$4,975	$180	$—	$(122)	$(960)	$4,073
For the year ended December 31, 2015:
Allowance for doubtful accounts receivable	$5,497	$309	$—	$(369)	$(462)	$4,975
 ______________________
(1)     Uncollectible accounts written off, net of recoveries.

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2017, 2016, 2015, 2014, and 2013.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.