Form 10-Q
period 2018-03-31
SILGAN HOLDINGS INC
filed 2018-05-04
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [ X ]

As of April 30, 2018, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 110,599,464.

Part I. Financial Information
Item 1. Financial Statements
SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2018	March 31, 2017	Dec. 31, 2017
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$174,540	$350,621	$53,533
Trade accounts receivable, net	578,584	331,668	454,637
Inventories	743,286	712,854	721,290
Prepaid expenses and other current assets	72,127	48,356	62,462
Total current assets	1,568,537	1,443,499	1,291,922

Property, plant and equipment, net	1,502,880	1,166,609	1,489,872
Goodwill	1,183,678	607,004	1,171,454
Other intangible assets, net	413,240	177,907	417,088
Other assets, net	284,152	254,987	275,113
	$4,952,487	$3,650,006	$4,645,449

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$758,652	$580,247	$108,789
Trade accounts payable	552,707	390,288	659,629
Accrued payroll and related costs	66,764	42,943	66,257
Accrued liabilities	81,173	79,514	123,602
Total current liabilities	1,459,296	1,092,992	958,277

Long-term debt	2,174,709	1,591,764	2,438,502
Deferred income taxes	268,023	298,410	262,394
Other liabilities	225,668	176,514	220,211

Stockholders’ equity:
Common stock	1,751	876	1,751
Paid-in capital	265,022	252,128	262,201
Retained earnings	1,853,351	1,571,711	1,809,845
Accumulated other comprehensive loss	(174,707)	(216,110)	(188,973)
Treasury stock	(1,120,626)	(1,118,279)	(1,118,759)
Total stockholders’ equity	824,791	490,326	766,065
	$4,952,487	$3,650,006	$4,645,449

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2018 and 2017
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2018	2017

Net sales	$1,012,280	$805,407
Cost of goods sold	852,246	687,427
Gross profit	160,034	117,980
Selling, general and administrative expenses	76,747	68,659
Rationalization charges	703	885
Other pension and postretirement income	(9,598)	(8,326)
Income before interest and income taxes	92,182	56,762
Interest and other debt expense before loss on early extinguishment of debt	30,481	20,418
Loss on early extinguishment of debt	—	2,677
Interest and other debt expense	30,481	23,095
Income before income taxes	61,701	33,667
Provision for income taxes	15,980	10,435
Net income	$45,721	$23,232

Earnings per share: (1)
Basic net income per share	$0.41	$0.21
Diluted net income per share	$0.41	$0.21

Dividends per share (1)	$0.10	$0.09

Weighted average number of shares: (1)
Basic	110,492	110,231
Effect of dilutive securities	1,066	984
Diluted	111,558	111,215

(1) Per share and share amounts for 2017 have been retroactively adjusted for the two-for-one stock split discussed in Note 1.

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	2018	2017

Net income	$45,721	$23,232
Other comprehensive income, net of tax:
Changes in net prior service credit and actuarial losses	856	629
Change in fair value of derivatives	(390)	(340)
Foreign currency translation	13,800	7,457
Other comprehensive income	14,266	7,746
Comprehensive income	$59,987	$30,978

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	2018	2017
Cash flows provided by (used in) operating activities:
Net income	$45,721	$23,232
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	48,931	37,572
Rationalization charges	703	885
Stock compensation expense	3,700	3,279
Loss on early extinguishment of debt	—	2,677
Other changes that provided (used) cash:
Trade accounts receivable, net	(49,615)	(41,452)
Inventories	(74,451)	(107,446)
Trade accounts payable	(16,077)	(36,806)
Accrued liabilities	(41,215)	(17,583)
Other, net	(7,816)	(5,287)
Net cash used in operating activities	(90,119)	(140,929)

Cash flows provided by (used in) investing activities:
Capital expenditures	(49,196)	(38,893)
Other, net	800	386
Net cash used in investing activities	(48,396)	(38,507)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	444,595	655,633
Repayments under revolving loans	(79,821)	(508,865)
Proceeds from issuance of long-term debt	—	989,200
Repayments of long-term debt	(4,638)	(521,666)
Changes in outstanding checks - principally vendors	(87,795)	(78,946)
Dividends paid on common stock	(11,333)	(10,115)
Debt issuance costs	—	(16,643)
Repurchase of common stock under stock plan	(2,746)	(3,231)
Net cash provided by financing activities	258,262	505,367

Effect of exchange rate changes on cash and cash equivalents	1,260	—

Cash and cash equivalents:
Net increase	121,007	325,931
Balance at beginning of year	53,533	24,690
Balance at end of period	$174,540	$350,621

Interest paid, net	$39,953	$12,234
Income taxes paid, net	21,835	8,065

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the three months ended March 31, 2018 and 2017
(Dollars and shares in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2016	55,051	$876	$249,763	$1,558,594	$(223,856)	$(1,115,962)	$469,415
Net income	—	—	—	23,232	—	—	23,232
Other comprehensive income	—	—	—	—	7,746	—	7,746
Dividends declared on common stock	—	—	—	(10,115)	—	—	(10,115)
Stock compensation expense	—	—	3,279	—	—	—	3,279
Net issuance of treasury stock for vested restricted stock units	91	—	(914)	—	—	(2,317)	(3,231)
Balance at March 31, 2017	55,142	$876	$252,128	$1,571,711	$(216,110)	$(1,118,279)	$490,326
Balance at December 31, 2017	110,385	$1,751	$262,201	$1,809,845	$(188,973)	$(1,118,759)	$766,065
Adoption of accounting standards update for revenue recognition	—	—	—	9,061	—	—	9,061
Net income	—	—	—	45,721	—	—	45,721
Other comprehensive income	—	—	—	—	14,266	—	14,266
Dividends declared on common stock	—	—	—	(11,276)	—	—	(11,276)
Stock compensation expense	—	—	3,700	—	—	—	3,700
Net issuance of treasury stock for vested restricted stock units	184	—	(879)	—	—	(1,867)	(2,746)
Balance at March 31, 2018	110,569	$1,751	$265,022	$1,853,351	$(174,707)	$(1,120,626)	$824,791

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2018 and 2017 and for the
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

The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Deferred income taxes as of March 31, 2017 previously included in other liabilities have been presented as a separate line item on the Condensed Consolidated Balance Sheet to conform to current period presentation.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Stock Split. On May 3, 2017, our Board of Directors declared a two-for-one stock split of our issued common stock. The stock split was effected on May 26, 2017 in the form of a stock dividend. Stockholders of record at the close of business on May 15, 2017 were issued one additional share of common stock for each share of common stock owned on that date. Information pertaining to per share and share amounts have been retroactively adjusted in the Condensed Consolidated Statement of Income for the three months ended March 31, 2017.

Recently Adopted Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, that amends the guidance for revenue recognition. This amendment contains principles that require an entity to recognize revenue to depict the transfer of promised goods and services to customers at an amount that an entity expects to be entitled to in exchange for those promised goods or services. We adopted this amendment on January 1, 2018, using the modified retrospective method. Results for the reporting period beginning January 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted. The adoption of this amendment required us to accelerate the recognition of revenue prior to shipment to certain customers in cases where we produce promised goods with no alternative use to us and for which we have an enforceable right of payment for production completed. As a result of the adoption of this amendment, we increased trade accounts receivable, net by $69.4 million, decreased inventories by $56.6 million, increased accrued liabilities by $0.9 million and increased long-term deferred income tax liabilities by $2.8 million, resulting in a net increase to retained earnings of $9.1 million, all as of January 1, 2018. The adoption of this amendment did not have a material impact on our financial position, results of operations or cash flows. See Note 2 for further information.
In August 2016, the FASB issued an ASU that provides guidance for cash flow classification for certain cash receipts and cash payments to address diversity in practice in the manner in which items are classified on the statement of cash flows as either operating, investing or financing activities. We have adopted this amendment as of January 1, 2018 using the retrospective approach. The adoption of this amendment did not have a material impact on our statement of cash flows.
In March 2017, the FASB issued an ASU that amends the presentation of net periodic pension cost and net periodic postretirement benefit cost. This amendment requires an entity to disaggregate the service cost component from the other components of net periodic benefit cost, to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit cost (which include interest cost, expected return on plan assets, amortization of prior service cost or credit and actuarial gains and losses) separately. In addition, capitalization of net periodic benefit cost in assets is limited to the service cost component. We have adopted this amendment as of January 1, 2018. As a result of separately reporting the other components of net periodic benefit cost, we retrospectively increased cost of goods sold by $6.6 million, increased selling, general and administrative expenses by $1.7 million and reported other pension and postretirement income of $8.3 million in our Condensed Consolidated Statement of Income for the three months ended March 31, 2017 based on amounts previously included in net periodic benefit costs for retirement benefits as disclosed in Note 10. The adoption of this amendment did not have a material impact on our financial position, results of operations or cash flows.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2018 and 2017 and for the
three months then ended is unaudited)

Recently Issued Accounting Pronouncements. In February 2016, the FASB issued an ASU that amends existing guidance for certain leases by lessees. This amendment will require an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. In addition, this amendment clarifies the presentation requirements of the effects of leases in the statement of income and statement of cash flows. This amendment will be effective for us on January 1, 2019. Early adoption is permitted. This amendment is required to be adopted using a modified retrospective approach. We are currently evaluating the impact of this amendment on our financial position, results of operations and cash flows.

Note 2.               Revenue

Our revenues are primarily derived from the sale of rigid packaging products to customers. We recognize revenue at the amount we expect to be entitled to in exchange for promised goods for which we have transferred control to customers. If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer. Generally, revenue is recognized at a point in time for standard promised goods at the time of shipment when title and risk of loss pass to the customer, and revenue is recognized over time in cases where we produce promised goods with no alternative use to us and for which we have an enforceable right of payment for production completed. The production cycle for customer contracts subject to over time recognition is generally completed in less than one month. We have elected to treat shipping and handling costs after the control of goods have been transferred to the customer as a fulfillment cost. Sales and similar taxes that are imposed on our sales and collected from customers are excluded from revenues.

The following tables present our revenues disaggregated by reportable business segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues by business segment for the three months ended March 31 were as follows:

	2018	2017
	(Dollars in thousands)
Metal containers	$485,954	$466,236
Closures	370,345	197,682
Plastics	155,981	141,489
	$1,012,280	$805,407

Revenues by geography for the three months ended March 31 were as follows:

	2018	2017
	(Dollars in thousands)
North America	$779,790	$674,839
Europe and other	232,490	130,568
	$1,012,280	$805,407

Our contracts generally include standard commercial payment terms generally acceptable in each region. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry. We have no significant obligations for refunds, warranties or similar obligations.

Trade accounts receivable, net are shown separately on our Condensed Consolidated Balance Sheet. Contract assets are the result of the timing of revenue recognition, billings and cash collections. Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $73.6 million as of March 31, 2018. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheet. Had we not adopted the amended guidance for revenue recognition on January 1, 2018, our trade accounts receivable, net would have been $505.0 million and our inventories would have been $804.1 million as of March 31, 2018.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2018 and 2017 and for the
three months then ended is unaudited)

Note 3.               Acquisition

On April 6, 2017, we acquired the specialty closures and dispensing systems operations of WestRock Company, now operating under the name Silgan Dispensing Systems, or SDS. During the three months ended March 31, 2018, we finalized our purchase price allocation. There were no material changes to the previously recorded fair values of assets acquired and liabilities assumed.

Note 4.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment for the three months ended March 31 were as follows:

	2018	2017
	(Dollars in thousands)
Metal containers	$482	$722
Closures	39	53
Plastic containers	182	110
	$703	$885

Activity in reserves for our rationalization plans for the three months ended March 31 was as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2017	$22	$2,397	$—	$2,419
Charged to expense	377	65	261	703
Utilized and currency translation	(342)	(521)	(261)	(1,124)
Balance at March 31, 2018	$57	$1,941	$—	$1,998

Rationalization reserves as of March 31, 2018 were recorded in our Consolidated Balance Sheets as accrued liabilities and other liabilities of $0.9 million and $1.1 million, respectively. Remaining expenses for our rationalization plans of $1.4 million are expected primarily within the next twelve months. Remaining cash expenditures for our rationalization plans of $3.4 million are expected through 2023.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2018 and 2017 and for the
three months then ended is unaudited)

Note 5.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2017	$(104,822)	$(89)	$(84,062)	$(188,973)
Other comprehensive income before reclassifications	—	(366)	13,800	13,434
Amounts reclassified from accumulated other comprehensive loss	856	(24)	—	832
Other comprehensive income	856	(390)	13,800	14,266
Balance at March 31, 2018	$(103,966)	$(479)	$(70,262)	$(174,707)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three months ended March 31, 2018 were net (losses) of $(1.1) million, excluding an income tax benefit of $0.2 million.  These net (losses) consisted of amortization of net actuarial (losses) of $(1.7) million and amortization of net prior service credit of $0.6 million. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income.  See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2018 were not significant.

Other comprehensive income before reclassifications related to foreign currency translation for the three months ended March 31, 2018 consisted of (i) foreign currency gains related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $20.5 million, (ii) foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $0.6 million and (iii) foreign currency (losses) related to our net investment hedges of $(9.6) million, excluding an income tax benefit of $2.3 million. See Note 8 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2018 and 2017 and for the
three months then ended is unaudited)

Note 6.               Inventories

Inventories consisted of the following:

	March 31, 2018	March 31, 2017	Dec. 31, 2017
	(Dollars in thousands)
Raw materials	$230,847	$187,897	$233,410
Work-in-process	133,271	125,941	124,396
Finished goods	449,133	452,931	433,937
Other	12,858	14,504	12,370
	826,109	781,273	804,113
Adjustment to value inventory at cost on the LIFO method	(82,823)	(68,419)	(82,823)
	$743,286	$712,854	$721,290

Note 7.               Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2018	March 31, 2017	Dec. 31, 2017
	(Dollars in thousands)
Bank debt
Bank revolving loans	$415,000	$319,510	$—
U.S. term loans	800,000	—	800,000
Canadian term loans	23,362	34,166	27,147
Other foreign bank revolving and term loans	30,135	46,507	76,798
Total bank debt	1,268,497	400,183	903,945
5% Senior Notes	280,000	500,000	280,000
5½% Senior Notes	300,000	300,000	300,000
4¾% Senior Notes	300,000	300,000	300,000
3¼% Senior Notes	801,060	692,380	780,325
Total debt - principal	2,949,557	2,192,563	2,564,270
Less unamortized debt issuance costs	16,196	20,552	16,979
Total debt	2,933,361	2,172,011	2,547,291
Less current portion	758,652	580,247	108,789
	$2,174,709	$1,591,764	$2,438,502

At March 31, 2018, the current portion of long-term debt consisted of $415.0 million of bank revolving loans under our amended and restated senior secured credit facility, or the Credit Agreement, $40.0 million of term loans under the Credit Agreement, $23.7 million of foreign bank revolving and term loans and $280.0 million of our 5% Senior Notes due 2020, or the 5% Notes, which were redeemed on April 16, 2018. See Note 15 for more information on such redemption.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2018 and 2017 and for the
three months then ended is unaudited)

Note 8.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at March 31, 2018:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$174,540	$174,540

Liabilities:
Bank debt	$1,268,497	$1,268,497
5% Senior Notes	280,000	280,162
5½% Senior Notes	300,000	306,195
4¾% Senior Notes	300,000	291,585
3¼% Senior Notes	801,060	817,105
Derivative instruments (accrued and other liabilities)	626	626

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at March 31, 2018 consisted of our cash and cash equivalents and derivative instruments.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of our derivative instruments using the income approach.  The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments were classified within Level 2.

Financial Instruments Not Measured at Fair Value

Our bank debt, 5% Notes, 5½% Senior Notes, 4¾% Senior Notes and 3¼% Senior Notes were recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to measure them at fair value.  We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 5% Notes, 5½% Senior Notes, 4¾% Senior Notes and 3¼% Senior Notes were estimated based on quoted market prices, a Level 1 input.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2018 and 2017 and for the
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

Interest Rate Swap Agreements

We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations.  These agreements have a fixed rate of 2.878 percent, become effective on March 29, 2019 and mature on March 24, 2023. The difference between amounts to be paid or received on our interest rate swap agreements will be recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements in effect at March 31, 2018 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the quarter ended March 31, 2018. These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at March 31, 2018 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated the 3¼% Senior Notes, which are Euro denominated, as net investment hedges.  Foreign currency (losses) related to our net investment hedges included in accumulated other comprehensive loss for the three months ended March 31, 2018 were $(9.6) million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2018 and 2017 and for the
three months then ended is unaudited)

Note 9.               Commitments and Contingencies

A competition authority in Germany commenced an antitrust investigation in 2015 involving the industry association for metal packaging in Germany and its members, including our metal container and closures subsidiaries in Germany. At the end of April 2018, the European Commission commenced an antitrust investigation involving the metal packaging industry in Europe including our metal container and closures subsidiaries, which should effectively close out the investigation in Germany. Given the early stage, we cannot reasonably assess what actions may result from these investigations or estimate what costs we may incur as a result thereof.

We are a party to other legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

Note 10.               Retirement Benefits

The components of the net periodic pension benefit credit for the three months ended March 31 were as follows:

	2018	2017
	(Dollars in thousands)
Service cost	$3,721	$3,168
Interest cost	6,309	6,270
Expected return on plan assets	(17,123)	(15,713)
Amortization of prior service cost	35	80
Amortization of actuarial losses	1,786	1,853
Net periodic benefit credit	$(5,272)	$(4,342)

The components of the net periodic other postretirement benefit credit for the three months ended March 31 were as follows:

	2018	2017
	(Dollars in thousands)
Service cost	$31	$36
Interest cost	163	176
Amortization of prior service credit	(649)	(853)
Amortization of actuarial gains	(119)	(139)
Net periodic benefit credit	$(574)	$(780)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2018 and 2017 and for the
three months then ended is unaudited)

Note 11.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. We have been accepted into the Compliance Assurance Program for the 2017 and 2018 tax years which provides for the review by the Internal Revenue Service of tax matters relating to our tax return prior to filing. We do not expect a material change to our unrecognized tax benefits within the next twelve months.

In December 2017, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which provides guidance for the application of GAAP as it pertains to accounting for income taxes and allows us to record provisional amounts pertaining to the enacted legislation in the United States commonly referred to as the Tax Cuts and Jobs Act, or the 2017 Tax Act, during a measurement period ending in December 2018. For the three months ended March 31, 2018, we did not have any significant adjustments to our provisional amounts. Additional work is necessary to complete the analysis of open items, including our deferred tax assets and liabilities and our historical foreign earnings.  Any subsequent adjustment to the provisional amounts will be recorded in current tax expense in the fiscal quarter of 2018 during which the analysis is completed.

Note 12.               Treasury Stock

On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021, of which we had approximately $129.4 million remaining under this authorization for the repurchase of our common stock at March 31, 2018. We did not repurchase any shares of our common stock under this authorization during the three months ended March 31, 2018.

During the first three months of 2018, we issued 279,840 treasury shares which had an average cost of $3.14 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 96,182 shares of our common stock at an average cost of $28.55 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of March 31, 2018, 64,543,494 shares of our common stock were held in treasury.

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first three months of 2018, 355,400 restricted stock units were granted to certain of our officers and other key employees.  The fair value of these restricted stock units at the grant date was $10.1 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2018 and 2017 and for the
three months then ended is unaudited)

Note 14.             Business Segment Information

Reportable business segment information for the three months ended March 31 was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended March 31, 2018
Net sales	$485,954	$370,345	$155,981	$—	$1,012,280
Depreciation and amortization(1)	20,254	18,650	8,950	22	47,876
Rationalization charges	482	39	182	—	703
Segment income	37,093	48,224	11,082	(4,217)	92,182

Three Months Ended March 31, 2017
Net sales	$466,236	$197,682	$141,489	$—	$805,407
Depreciation and amortization(1)	18,798	9,182	8,437	23	36,440
Rationalization charges	722	53	110	—	885
Segment income (2)	43,870	23,799	6,834	(17,741)	56,762

_____________

(1)	Depreciation and amortization excludes amortization of debt issuance costs of $1.1 million for each of the three months ended March 31, 2018 and 2017.

(2)	Segment income for Corporate includes costs attributed to announced acquisitions of $13.2 million for the three months ended March 31, 2017.

Total segment income is reconciled to income before income taxes as follows:

	2018	2017
	(Dollars in thousands)
Total segment income	$92,182	$56,762
Interest and other debt expense	30,481	23,095
Income before income taxes	$61,701	$33,667

Sales and segment income of our metal container business and part of our closures business are dependent, in part, upon fruit and vegetable harvests.  The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions.  Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual segment income during that quarter.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2018 and 2017 and for the
three months then ended is unaudited)

Note 15.             Subsequent Event

On April 16, 2018, we redeemed all outstanding 5% Notes ($280.0 million aggregate principal amount) at a redemption price of 100 percent of their principal amount plus accrued and unpaid interest up to the redemption date. We funded this redemption with revolving loan borrowings under the Credit Agreement and cash on hand. As a result of the redemption of the 5% Notes, we expect to record a pre-tax charge for the loss on early extinguishment of debt of approximately $1.4 million during the second quarter of 2018 for the write-off of unamortized debt issuance costs.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934, as amended.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

	2018	2017

Net sales
Metal containers	48.0%	57.9%
Closures	36.6	24.5
Plastic containers	15.4	17.6
Consolidated	100.0	100.0
Cost of goods sold	84.2	85.3
Gross profit	15.8	14.7
Selling, general and administrative expenses	7.6	8.5
Rationalization charges	0.1	0.1
Other pension and postretirement income	(1.0)	(1.0)
Income before interest and income taxes	9.1	7.1
Interest and other debt expense	3.0	2.9
Income before income taxes	6.1	4.2
Provision for income taxes	1.6	1.3
Net income	4.5%	2.9%

Summary unaudited results of operations for the three months ended March 31 are provided below.

	2018	2017
	(Dollars in millions)
Net sales
Metal containers	$486.0	$466.2
Closures	370.3	197.7
Plastic containers	156.0	141.5
Consolidated	$1,012.3	$805.4

Segment income
Metal containers (1)	$37.1	$43.9
Closures (2)	48.2	23.8
Plastic containers (3)	11.1	6.8
Corporate (4)	(4.2)	(17.7)
Consolidated	$92.2	$56.8

(1) Includes rationalization charges of $0.5 million and $0.7 million in 2018 and 2017, respectively.
(2) Includes rationalization charges of $0.1 million in 2017.
(3) Includes rationalization charges of $0.2 million and $0.1 million in 2018 and 2017, respectively.
(4) Includes costs attributed to announced acquisitions of $13.2 million in 2017.

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Overview.  Consolidated net sales were $1.01 billion in the first quarter of 2018, representing a 25.7 percent increase as compared to the first quarter of 2017 primarily due to the acquisition of SDS in April 2017, the pass through of higher raw material costs in each of our businesses, the impact of favorable foreign currency translation and higher volumes in the plastic container business, partially offset by a less favorable mix of products sold and lower unit volumes in the metal container business and lower unit volumes in the legacy closures operations. Income before interest and income taxes for the first quarter of 2018 increased by $35.4 million, or 62.3 percent, as compared to the same period in 2017 primarily as a result of the benefit from the acquisition of SDS, lower manufacturing costs in each of our businesses and higher volumes in the plastic container business. These increases were partially offset by the unfavorable impact from the planned lower seasonal inventory build in the current year period as compared to the prior year period in the metal container business, a less favorable mix of products sold and lower unit volumes in the metal container business, lower unit volumes in the legacy closures operations and foreign currency transaction gains in the metal container business in the prior year period. Results for the first quarters of 2018 and 2017 included rationalization charges of $0.7 million and $0.9 million, respectively. Results for the first quarters of 2018 and 2017 included other pension and postretirement income of $9.6 million and $8.3 million, respectively. Results for the first quarter of 2017 also included costs attributed to announced acquisitions of $13.2 million and a loss on early extinguishment of debt of $2.7 million. Net income for the first quarter of 2018 was $45.7 million as compared to $23.2 million for the same period in 2017.  Net income per diluted share for the first quarter of 2018 was $0.41 as compared to $0.21 for the same period in 2017.

Net Sales.  The $206.9 million increase in consolidated net sales in the first quarter of 2018 as compared to the first quarter of 2017 was the result of the acquisition of SDS in April 2017 and higher net sales in each of our businesses.

Net sales for the metal container business increased $19.8 million, or 4.2 percent, in the first quarter of 2018 as compared to the same period in 2017.  This increase was primarily the result of the pass through of higher raw material and other manufacturing costs and the impact of favorable foreign currency translation of approximately $9.0 million, partially offset by a less favorable mix of products sold and lower unit volumes of approximately two percent. The decrease in unit volumes was primarily the result of lower volumes with certain customers who bought ahead in the fourth quarter of 2017, the carry-over impact from a customer loss in the prior year and a customer plant shutdown in the fruit market, partially offset by continued growth in volumes for pet food.

Net sales for the closures business increased $172.6 million, or 87.3 percent, in the first quarter of 2018 as compared to the same period in 2017.  This increase was primarily the result of the inclusion of net sales from the SDS operations, the impact of favorable foreign currency translation of approximately $11.0 million and the pass through of higher raw material costs, partially offset by lower unit volumes of approximately four percent in the legacy closures operations principally as a result of the timing of customer purchases for the single-serve beverage market.

Net sales for the plastic container business increased $14.5 million, or 10.2 percent, in the first quarter of 2018 as compared to the same period in 2017. This increase was primarily due to the pass through of higher raw material costs, higher volumes of approximately five percent and the impact of favorable foreign currency translation of approximately $1.0 million.

Gross Profit.  Gross profit margin increased 1.1 percentage points to 15.8 percent in the first quarter of 2018 as compared to the same period in 2017 for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.9 percentage points to 7.6 percent for the first quarter of 2018 as compared to 8.5 percent for the same period in 2017. Selling, general and administrative expenses increased $8.0 million to $76.7 million for the first quarter of 2018 as compared to $68.7 million for the same period in 2017 primarily due to the inclusion of the acquired SDS operations which generally incur such expenses at a higher percentage of its net sales. Selling, general and administrative expenses in the first quarter of 2017 included $13.2 million of costs attributed to the acquisition of SDS.

Income before Interest and Income Taxes.  Income before interest and income taxes for the first quarter of 2018 increased by $35.4 million, or 62.3 percent, as compared to the first quarter of 2017, and margins increased to 9.1 percent from 7.1 percent over the same periods. The increase in income before interest and income taxes was primarily the result of higher segment income in the closures and plastic container businesses, partially offset by a decrease in segment income in the metal container business.

Segment income of the metal container business for the first quarter of 2018 decreased $6.8 million, or 15.5 percent, as compared to the same period in 2017, and segment income margin decreased to 7.6 percent from 9.4 percent over the same periods.  The decrease in segment income was primarily attributable to the unfavorable impact from the planned lower seasonal inventory build in the first quarter of 2018 as compared to the prior year period, a less favorable mix of products sold, lower unit volumes and foreign currency transaction gains in the prior year period, partially offset by lower manufacturing costs. Rationalization charges were $0.5 million and $0.7 million in the first quarters of 2018 and 2017, respectively.

Segment income of the closures business for the first quarter of 2018 increased $24.4 million, or 102.5 percent, as compared to the same period in 2017, and segment income margin increased to 13.0 percent from 12.0 percent over the same periods.  The increase in segment income was primarily due to the inclusion of segment income from the SDS operations and continued strong operating performance despite lower unit volumes in the legacy closures operations.

Segment income of the plastic container business for the first quarter of 2018 increased $4.3 million, or 63.2 percent, as compared to the same period in 2017, and segment income margin increased to 7.1 percent from 4.8 percent over the same periods.  The increase in segment income was primarily attributable to higher volumes and lower manufacturing costs. Rationalization charges were $0.2 million and $0.1 million in the first quarters of 2018 and 2017, respectively.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first quarter of 2018 increased $10.1 million to $30.5 million as compared to $20.4 million in the same period in 2017 primarily due to higher average outstanding borrowings principally as a result of borrowings for the acquisition of SDS and higher weighted average interest rates. Loss on early extinguishment of debt of $2.7 million in the first quarter of 2017 was primarily a result of the prepayment of outstanding U.S. term loans and Euro term loans under our previous senior secured credit facility in conjunction with the issuance of our 4¾% Senior Notes due 2025 and our 3¼% Senior Notes due 2025.

Provision for Income Taxes. The effective tax rates were 25.9 percent and 31.0 percent for the first quarters of 2018 and 2017, respectively. The effective tax rate in the first quarter of 2018 benefitted from the recently enacted 2017 Tax Act, partially offset by higher income in less favorable tax jurisdictions. The effective tax rate in the first quarter of 2017 benefitted from higher income in more favorable tax jurisdictions.

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

On April 16, 2018, we redeemed all outstanding 5% Notes ($280.0 million aggregate principal amount) at a redemption price of 100 percent of their principal amount plus accrued and unpaid interest up to the redemption date. We funded this redemption with revolving loan borrowings under the Credit Agreement and cash on hand. As a result of this redemption, we expect to record a pre-tax charge for the loss on early extinguishment of debt of approximately $1.4 million during the second quarter of 2018 for the write-off of unamortized debt issuance costs.

You should also read Notes 7 and 15 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2018 included elsewhere in this Quarterly Report.

For the three months ended March 31, 2018, we used net borrowings of revolving loans of $364.8 million to fund cash used in operations of $90.1 million, decreases in outstanding checks of $87.9 million, net capital expenditures and other investing activities of $48.4 million, dividends paid on our common stock of $11.3 million, repayments of long-term debt of $4.6 million and repurchases of our common stock of $2.8 million and to increase cash and cash equivalents (including the effect of exchange rate changes) by $121.0 million.

For the three months ended March 31, 2017, we used proceeds from the issuance of our 4¾% Senior Notes due 2025 and our 3¼% Senior Notes due 2025 of $989.2 million and net borrowings of revolving loans of $146.7 million to fund repayments of long-term debt of $521.7 million, cash used in operations of $140.9 million, decreases in outstanding checks of $78.9 million, net capital expenditures of $38.5 million, debt issuance costs of $16.7 million, dividends paid on our common stock of $10.1 million and repurchases of our common stock of $3.2 million and to increase cash and cash equivalents by $325.9 million.

At March 31, 2018, we had $415.0 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at March 31, 2018 was $755.5 million and Cdn $15.0 million.

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

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $0.9 million for each of the three months ended March 31, 2018 and 2017. Additional cash spending under our rationalization plans of $3.4 million is expected through 2023.
You should also read Note 4 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2018 included elsewhere in this Quarterly Report.

Recently Issued Accounting Pronouncements
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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  Since such filing, other than the changes discussed in Note 8 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2018 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

You should also read Notes 7 and 15 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2018 included elsewhere in this Quarterly Report.

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

On April 6, 2017, we acquired SDS. You should read Note 3 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2018 included elsewhere in this Quarterly Report for further information. We are currently in the process of integrating the internal controls and procedures of SDS into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of SDS in our annual assessment of the effectiveness of our internal control over financial reporting for our 2018 fiscal year.

Part II.  Other Information

Item 1.  Legal Proceedings

See Note 9 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2018 included elsewhere in this Quarterly Report and incorporated herein by reference.

Item 6.  Exhibits

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2018 and 2017.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: May 4, 2018	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT

12	Ratio of Earnings to Fixed Charges for the three months ended March 31, 2018 and 2017.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.