Form 10-Q
period 2018-06-30
SILGAN HOLDINGS INC
filed 2018-08-08
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [ X ]

As of July 31, 2018, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 110,617,896.

Part I. Financial Information
Item 1. Financial Statements
SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2018	June 30, 2017	Dec. 31, 2017
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$181,220	$142,083	$53,533
Trade accounts receivable, net	648,525	528,362	454,637
Inventories	833,719	830,887	721,290
Prepaid expenses and other current assets	63,361	68,026	62,462
Total current assets	1,726,825	1,569,358	1,291,922

Property, plant and equipment, net	1,480,390	1,452,569	1,489,872
Goodwill	1,158,910	1,160,624	1,171,454
Other intangible assets, net	399,590	424,437	417,088
Other assets, net	293,962	287,584	275,113
	$5,059,677	$4,894,572	$4,645,449

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$788,731	$648,850	$108,789
Trade accounts payable	609,164	455,457	659,629
Accrued payroll and related costs	65,493	64,573	66,257
Accrued liabilities	90,360	110,325	123,602
Total current liabilities	1,553,748	1,279,205	958,277

Long-term debt	2,173,941	2,444,912	2,438,502
Deferred income taxes	274,086	416,118	262,394
Other liabilities	219,892	211,330	220,211

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	268,559	255,077	262,201
Retained earnings	1,897,417	1,589,498	1,809,845
Accumulated other comprehensive loss	(208,963)	(185,139)	(188,973)
Treasury stock	(1,120,754)	(1,118,180)	(1,118,759)
Total stockholders’ equity	838,010	543,007	766,065
	$5,059,677	$4,894,572	$4,645,449

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2018 and 2017
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net sales	$1,059,103	$1,021,814	$2,071,385	$1,827,220
Cost of goods sold	885,853	863,120	1,738,101	1,550,547
Gross profit	173,250	158,694	333,284	276,673
Selling, general and administrative expenses	78,253	88,654	154,998	157,313
Rationalization charges	492	3,038	1,195	3,923
Other pension and postretirement income	(9,612)	(8,231)	(19,210)	(16,557)
Income before interest and income taxes	104,117	75,233	196,301	131,994
Interest and other debt expense before loss on early extinguishment of debt	29,922	29,207	60,401	49,625
Loss on early extinguishment of debt	2,493	4,375	2,493	7,052
Interest and other debt expense	32,415	33,582	62,894	56,677
Income before income taxes	71,702	41,651	133,407	75,317
Provision for income taxes	16,359	13,725	32,340	24,160
Net income	$55,343	$27,926	$101,067	$51,157

Earnings per share:
Basic net income per share	$0.50	$0.25	$0.91	$0.46
Diluted net income per share	$0.50	$0.25	$0.91	$0.46

Dividends per share	$0.10	$0.09	$0.20	$0.18

Weighted average number of shares:
Basic	110,645	110,358	110,566	110,291
Effect of dilutive securities	929	968	998	976
Diluted	111,574	111,326	111,564	111,267

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net income	$55,343	$27,926	$101,067	$51,157
Other comprehensive income, net of tax:
Changes in net prior service credit and actuarial losses	778	629	1,634	1,258
Change in fair value of derivatives	587	(135)	197	(475)
Foreign currency translation	(35,621)	30,477	(21,821)	37,934
Other comprehensive (loss) income	(34,256)	30,971	(19,990)	38,717
Comprehensive income	$21,087	$58,897	$81,077	$89,874

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	2018	2017
Cash flows provided by (used in) operating activities:
Net income	$101,067	$51,157
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	97,903	83,327
Rationalization charges	1,195	3,923
Stock compensation expense	7,420	7,202
Loss on early extinguishment of debt	2,493	7,052
Other changes that provided (used) cash, net of effects from acquisition:
Trade accounts receivable, net	(134,961)	(118,516)
Inventories	(176,222)	(134,374)
Trade accounts payable	45,232	(27,554)
Accrued liabilities	(29,125)	(2,101)
Other, net	(7,886)	(8,923)
Net cash used in operating activities	(92,884)	(138,807)

Cash flows provided by (used in) investing activities:
Purchase of business, net of cash acquired	—	(1,022,092)
Capital expenditures	(91,278)	(81,287)
Other, net	486	477
Net cash used in investing activities	(90,792)	(1,102,902)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	848,686	992,436
Repayments under revolving loans	(132,386)	(559,050)
Proceeds from issuance of long-term debt	—	1,789,200
Repayments of long-term debt	(284,638)	(744,416)
Changes in outstanding checks - principally vendors	(87,795)	(78,941)
Dividends paid on common stock	(22,417)	(20,253)
Debt issuance costs	(2,866)	(16,643)
Repurchase of common stock under stock plan	(3,057)	(3,231)
Net cash provided by financing activities	315,527	1,359,102

Effect of exchange rate changes on cash and cash equivalents	(4,164)	—

Cash and cash equivalents:
Net increase	127,687	117,393
Balance at beginning of year	53,533	24,690
Balance at end of period	$181,220	$142,083

Interest paid, net	$62,192	$35,686
Income taxes paid, net	31,303	33,260

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the six months ended June 30, 2018 and 2017
(Dollars and shares in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2016	55,051	$876	$249,763	$1,558,594	$(223,856)	$(1,115,962)	$469,415
Net income	—	—	—	51,157	—	—	51,157
Other comprehensive income	—	—	—	—	38,717	—	38,717
Dividends declared on common stock	—	—	—	(20,253)	—	—	(20,253)
Stock compensation expense	—	—	7,202	—	—	—	7,202
Net issuance of treasury stock for vested restricted stock units	123	—	(1,013)	—	—	(2,218)	(3,231)
Two-for-one stock split	55,142	875	(875)	—	—	—	—
Balance at June 30, 2017	110,316	$1,751	$255,077	$1,589,498	$(185,139)	$(1,118,180)	$543,007
Balance at December 31, 2017	110,385	$1,751	$262,201	$1,809,845	$(188,973)	$(1,118,759)	$766,065
Adoption of accounting standards update for revenue recognition	—	—	—	9,061	—	—	9,061
Net income	—	—	—	101,067	—	—	101,067
Other comprehensive loss	—	—	—	—	(19,990)	—	(19,990)
Dividends declared on common stock	—	—	—	(22,556)	—	—	(22,556)
Stock compensation expense	—	—	7,420	—	—	—	7,420
Net issuance of treasury stock for vested restricted stock units	233	—	(1,062)	—	—	(1,995)	(3,057)
Balance at June 30, 2018	110,618	$1,751	$268,559	$1,897,417	$(208,963)	$(1,120,754)	$838,010

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2018 and 2017 and for the
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

Recently Adopted Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, that amends the guidance for revenue recognition. This amendment contains principles that require an entity to recognize revenue to depict the transfer of promised goods and services to customers at an amount that an entity expects to be entitled to in exchange for those promised goods or services. We adopted this amendment on January 1, 2018, using the modified retrospective method for all contracts for which performance was not completed as of January 1, 2018. Results for the reporting period beginning January 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted. The adoption of this amendment required us to accelerate the recognition of revenue prior to shipment to certain customers in cases where we produce promised goods with no alternative use to us and for which we have an enforceable right of payment for production completed. As a result of the adoption of this amendment, we increased trade accounts receivable, net by $69.4 million, decreased inventories by $56.6 million, increased accrued liabilities by $0.9 million and increased long-term deferred income tax liabilities by $2.8 million, resulting in a net increase to retained earnings of $9.1 million, all as of January 1, 2018. The adoption of this amendment did not have a material impact on our financial position, results of operations or cash flows. See Note 2 for further information.
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
In March 2017, the FASB issued an ASU that amends the presentation of net periodic pension cost and net periodic postretirement benefit cost. This amendment requires an entity to disaggregate the service cost component from the other components of net periodic benefit cost, to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit cost (which include interest cost, expected return on plan assets, amortization of prior service cost or credit and actuarial gains and losses) separately. In addition, capitalization of net periodic benefit cost in assets is limited to the service cost component. We have adopted this amendment as of January 1, 2018. As a result of separately reporting the other components of net periodic benefit cost, we retrospectively increased cost of goods sold by $6.5 million and $13.1 million, increased selling, general and administrative expenses by $1.7 million and $3.5 million and reported other pension and postretirement income of $8.2 million and $16.6 million in our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2017, respectively, based on amounts previously included in net periodic benefit costs for retirement benefits as disclosed in Note 10. The adoption of this amendment did not have a material impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements. In February 2016, the FASB issued an ASU that amends existing guidance for certain leases by lessees. This amendment will require an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. In addition, this amendment clarifies the presentation requirements of the effects of leases in the statement of income and statement of cash flows. This amendment will be effective for us on January 1, 2019. Early adoption is permitted. This

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2018 and 2017 and for the
three and six months then ended is unaudited)

amendment requires the use of one of two retrospective transition methods. We have not selected a transition method and are currently evaluating the impact of this amendment on our financial position, results of operations and cash flows.

Note 2.               Revenue

Our revenues are primarily derived from the sale of rigid packaging products to customers. We recognize revenue at the amount we expect to be entitled to in exchange for promised goods for which we have transferred control to customers. If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer. Generally, revenue is recognized at a point in time for standard promised goods at the time of shipment when title and risk of loss pass to the customer, and revenue is recognized over time in cases where we produce promised goods with no alternative use to us and for which we have an enforceable right of payment for production completed. The production cycle for customer contracts subject to over time recognition is generally completed in less than one month. Due to the short-term duration of our production cycle, we have elected the practical expedient permitting us to exclude disclosure regarding our performance obligations with respect to outstanding purchase orders. We have elected to treat shipping and handling costs after the control of goods have been transferred to the customer as a fulfillment cost. Sales and similar taxes that are imposed on our sales and collected from customers are excluded from revenues.

The following tables present our revenues disaggregated by reportable business segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues by business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Dollars in thousands)
Metal containers	$524,863	$529,715	$1,010,818	$995,951
Closures	378,762	349,087	749,108	546,769
Plastics	155,478	143,012	311,459	284,500
	$1,059,103	$1,021,814	$2,071,385	$1,827,220

Revenues by geography were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Dollars in thousands)
North America	$815,337	$802,210	$1,595,127	$1,477,048
Europe and other	243,766	219,604	476,258	350,172
	$1,059,103	$1,021,814	$2,071,385	$1,827,220

Our contracts generally include standard commercial payment terms generally acceptable in each region. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry. We have no significant obligations for refunds, warranties or similar obligations.

Trade accounts receivable, net are shown separately on our Condensed Consolidated Balance Sheet. Contract assets are the result of the timing of revenue recognition, billings and cash collections. Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $76.7 million as of June 30, 2018. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheet. Had we not adopted the amended guidance for revenue recognition on January 1, 2018, our trade accounts receivable, net would have been $571.8 million and our inventories would have been $897.1 million as of June 30, 2018.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2018 and 2017 and for the
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

Note 4.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges were $0.5 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively, and $1.2 million and $3.9 million for the six months ended June 30, 2018 and 2017, respectively. Under our rationalization plans, we made cash payments of $1.3 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively.

Rationalization reserves as of June 30, 2018 were recorded in our Condensed Consolidated Balance Sheets as accrued liabilities and other liabilities of $0.8 million and $1.1 million, respectively. Remaining expenses for our rationalization plans of $1.4 million are expected primarily within the next twelve months. Remaining cash expenditures for our rationalization plans of $3.3 million are expected through 2023.

Note 5.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2017	$(104,822)	$(89)	$(84,062)	$(188,973)
Other comprehensive loss before reclassifications	—	191	(21,821)	(21,630)
Amounts reclassified from accumulated other comprehensive loss	1,634	6	—	1,640
Other comprehensive loss	1,634	197	(21,821)	(19,990)
Balance at June 30, 2018	$(103,188)	$108	$(105,883)	$(208,963)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and six months ended June 30, 2018 were net (losses) of $(1.0) million and $(2.1) million, respectively, excluding income tax benefits of $0.3 million and $0.5 million, respectively.  For the three and six months ended June 30, 2018, these net (losses) consisted of amortization of net actuarial (losses) of $(1.6) million and $(3.3) million and amortization of net prior service credit of $0.6 million and $1.2 million, respectively. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income.  See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2018 were not significant.

Other comprehensive income before reclassifications related to foreign currency translation for the three and six months ended June 30, 2018 consisted of (i) foreign currency (losses) related to translation of quarter end financial statements of foreign

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2018 and 2017 and for the
three and six months then ended is unaudited)

subsidiaries utilizing a functional currency other than the U.S. dollar of $(49.9) million and $(29.4) million, respectively (ii) foreign currency (losses) gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $(0.4) million and $0.2 million, respectively, and (iii) foreign currency gains related to our net investment hedges of $19.2 million and $9.6 million, respectively, excluding income tax (provisions) of $(4.5) million and $(2.3) million, respectively. See Note 8 for further discussion.

Note 6.               Inventories

Inventories consisted of the following:

	June 30, 2018	June 30, 2017	Dec. 31, 2017
	(Dollars in thousands)
Raw materials	$252,792	$209,183	$233,410
Work-in-process	136,210	142,043	124,396
Finished goods	514,911	535,204	433,937
Other	12,629	12,876	12,370
	916,542	899,306	804,113
Adjustment to value inventory at cost on the LIFO method	(82,823)	(68,419)	(82,823)
	$833,719	$830,887	$721,290

Note 7.               Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2018	June 30, 2017	Dec. 31, 2017
	(Dollars in thousands)
Bank debt
Bank revolving loans	$760,000	$609,593	$—
U.S. term loans	800,000	800,000	800,000
Canadian term loans	22,937	35,021	27,147
Other foreign bank revolving and term loans	34,914	45,357	76,798
Total bank debt	1,617,851	1,489,971	903,945
5% Senior Notes	—	280,000	280,000
5½% Senior Notes	300,000	300,000	300,000
4¾% Senior Notes	300,000	300,000	300,000
3¼% Senior Notes	759,460	742,105	780,325
Total debt - principal	2,977,311	3,112,076	2,564,270
Less unamortized debt issuance costs	14,639	18,314	16,979
Total debt	2,962,672	3,093,762	2,547,291
Less current portion	788,731	648,850	108,789
	$2,173,941	$2,444,912	$2,438,502

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2018 and 2017 and for the
three and six months then ended is unaudited)

At June 30, 2018, the current portion of long-term debt consisted of $760.0 million of bank revolving loans under our amended and restated senior secured credit facility and $28.7 million of foreign bank revolving and term loans.

On April 16, 2018, we redeemed all remaining outstanding 5% Senior Notes due 2020, or the 5% Notes, ($280.0 million aggregate principal amount) at a redemption price of 100 percent of their principal amount plus accrued and unpaid interest up to the redemption date. We funded this redemption with revolving loan borrowings under our amended and restated senior secured credit facility and cash on hand.

On May 30, 2018, we and certain of our wholly owned subsidiaries entered into a First Amendment to Amended and Restated Credit Agreement, or the First Amendment, with the Lenders (as defined therein) and Wells Fargo National Association, as Administrative Agent. The First Amendment amended our amended and restated senior secured credit facility dated as of March 24, 2017, or the Credit Agreement.

Pursuant to the First Amendment, the date until which revolving loans under the Credit Agreement generally may be borrowed, repaid and reborrowed from time to time was extended from March 24, 2022 to May 30, 2023. The First Amendment also extended the maturity date of the term loans under the Credit Agreement from March 24, 2023 to May 30, 2024 and provides that the term loans under the Credit Agreement are payable in installments as follows (expressed as a percentage of the original principal amount of the applicable term loan outstanding on the date that it is borrowed), with the remaining outstanding principal amounts to be repaid on the maturity date of the term loans:

Date	Percentage
December 31, 2019	5.0%
December 31, 2020	10.0%
December 31, 2021	10.0%
December 31, 2022	10.0%
December 31, 2023	10.0%

In addition, pursuant to the First Amendment, during the period from May 30, 2018 through June 30, 2018, the applicable margin for term loans and the revolving loans under the Credit Agreement was (i) with respect to base rate and Canadian prime rate loans, 0.50 percent and (ii) with respect to Eurodollar Rate, Euro Rate and CDOR Rate loans, 1.50 percent. The applicable margin for term loans and revolving loans under the Credit Agreement will be reset quarterly based on our Total Net Leverage Ratio as provided in the Credit Agreement, beginning no sooner than July 1, 2018 (with respect to the quarterly period ended March 31, 2018). Pursuant to the First Amendment, the maximum applicable margin was decreased from 1.00 percent to 0.50 percent with respect to base rate and Canadian prime rate loans and from 2.00 percent to 1.50 percent with respect to Eurodollar Rate, Euro Rate and CDOR Rate loans.

The applicable commitment fee payable by revolving borrowers on the daily average unused portion of the commitment in respect of revolving loans under the Credit Agreement was 0.30 percent per annum for the period from May 30, 2018 through June 30, 2018. Pursuant to the First Amendment, the maximum applicable commitment fee was decreased from 0.35 percent to 0.30 percent and will be reset quarterly based upon our Total Net Leverage Ratio as provided in the Credit Agreement, beginning no sooner than July 1, 2018 (with respect to the quarterly period ended March 31, 2018).

Additionally, the First Amendment includes other changes to the Credit Agreement, including certain changes which provide us with additional flexibility to pursue our strategic initiatives.

As a result of the redemption of the remaining outstanding 5% Notes and the First Amendment, we recorded a pre-tax charge for the loss on early extinguishment of debt of $2.5 million during the second quarter of 2018.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2018 and 2017 and for the
three and six months then ended is unaudited)

Note 8.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at June 30, 2018:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$181,220	$181,220

Liabilities:
Bank debt	$1,617,851	$1,617,851
5½% Senior Notes	300,000	304,524
4¾% Senior Notes	300,000	286,698
3¼% Senior Notes	759,460	770,708

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at June 30, 2018 consisted of our cash and cash equivalents and derivative instruments.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of our derivative instruments using the income approach.  The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments were classified within Level 2.

Financial Instruments Not Measured at Fair Value

Our bank debt, 5½% Senior Notes, 4¾% Senior Notes and 3¼% Senior Notes were recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to measure them at fair value.  We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 5½% Senior Notes, 4¾% Senior Notes and 3¼% Senior Notes were estimated based on quoted market prices, a Level 1 input.

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
(Information at June 30, 2018 and 2017 and for the
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

Interest Rate Swap Agreements

We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations.  These agreements have a fixed rate of 2.878 percent, become effective on March 29, 2019 and mature on March 24, 2023. The difference between amounts to be paid or received on our interest rate swap agreements will be recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements in effect at June 30, 2018 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three and six months ended June 30, 2018. These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at June 30, 2018 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated the 3¼% Senior Notes, which are Euro denominated, as net investment hedges.  Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2018 were $19.2 million and $9.6 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2018 and 2017 and for the
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

Note 10.               Retirement Benefits

The components of the net periodic pension benefit credit were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Dollars in thousands)
Service cost	$3,710	$3,267	$7,431	$6,435
Interest cost	6,296	6,362	12,605	12,632
Expected return on plan assets	(17,122)	(15,713)	(34,245)	(31,426)
Amortization of prior service cost	34	80	69	160
Amortization of actuarial losses	1,787	1,854	3,573	3,707
Net periodic benefit credit	$(5,295)	$(4,150)	$(10,567)	$(8,492)

The components of the net periodic other postretirement benefit credit were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Dollars in thousands)
Service cost	$32	$34	$63	$70
Interest cost	162	176	325	352
Amortization of prior service credit	(650)	(854)	(1,299)	(1,707)
Amortization of actuarial gains	(119)	(136)	(238)	(275)
Net periodic benefit credit	$(575)	$(780)	$(1,149)	$(1,560)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2018 and 2017 and for the
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

In December 2017, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which provides guidance for the application of GAAP as it pertains to accounting for income taxes and allows us to record provisional amounts pertaining to the enacted legislation in the United States commonly referred to as the Tax Cuts and Jobs Act, or the 2017 Tax Act, during a measurement period ending in December 2018. For the three and six months ended June 30, 2018, we did not have any significant adjustments to our provisional amounts. Additional work is necessary to complete the analysis of open items, including our deferred tax assets and liabilities and our historical foreign earnings.  Any subsequent adjustment to the provisional amounts will be recorded in current tax expense in the fiscal quarter of 2018 during which the analysis is completed.

Note 12.             Capital Stock and Treasury Stock

On June 11, 2018, our stockholders approved an increase in the number of authorized shares of our common stock from 200,000,000 to 400,000,000. Accordingly, on June 11, 2018 we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation increasing the total number of shares of capital which we have authority to issue to 410,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share.

On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021, of which we had approximately $129.4 million remaining under this authorization for the repurchase of our common stock at June 30, 2018. We did not repurchase any shares of our common stock under this authorization during the six months ended June 30, 2018.

During the first six months of 2018, we issued 339,972 treasury shares which had an average cost of $3.12 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 107,420 shares of our common stock at an average cost of $28.46 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of June 30, 2018, 64,494,600 shares of our common stock were held in treasury.

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first six months of 2018, 374,810 restricted stock units were granted to certain of our officers, other key employees and outside directors.  The fair value of these restricted stock units at the grant date was $10.7 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2018 and 2017 and for the
three and six months then ended is unaudited)

Note 14.             Business Segment Information

Reportable business segment information for the three and six months ended June 30 was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended June 30, 2018
Net sales	$524,863	$378,762	$155,478	$—	$1,059,103
Depreciation and amortization(1)	20,423	18,758	8,854	43	48,078
Rationalization charges	258	—	234	—	492
Segment income	48,248	47,702	13,160	(4,993)	104,117

Three Months Ended June 30, 2017
Net sales	$529,715	$349,087	$143,012	$—	$1,021,814
Depreciation and amortization(1)	19,124	17,000	8,572	23	44,719
Rationalization charges	2,239	349	450	—	3,038
Segment income(2)	49,432	33,827	6,666	(14,692)	75,233

Six Months Ended June 30, 2018
Net sales	$1,010,818	$749,108	$311,459	$—	$2,071,385
Depreciation and amortization(1)	40,676	37,408	17,804	64	95,952
Rationalization charges	740	39	416	—	1,195
Segment income	85,341	95,927	24,242	(9,209)	196,301

Six Months Ended June 30, 2017
Net sales	$995,951	$546,769	$284,500	$—	$1,827,220
Depreciation and amortization(1)	37,923	26,181	17,008	46	81,158
Rationalization charges	2,962	401	560	—	3,923
Segment income(2)	93,303	57,625	13,500	(32,434)	131,994

_____________

(1)
Depreciation and amortization excludes amortization of debt issuance costs of $0.9 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively, and $2.0 million and $2.2 million for the six months ended June 30, 2018 and 2017, respectively.

(2)
Segment income for Metal Containers includes a $3.0 million charge for each of the three and six months ended June 30, 2017 related to the resolution of a past non-commercial legal dispute. Segment income for Corporate includes costs attributed to announced acquisitions of $9.8 million and $23.0 million for the three and six months ended June 30, 2017, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2018 and 2017 and for the
three and six months then ended is unaudited)

Total segment income is reconciled to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Dollars in thousands)
Total segment income	$104,117	$75,233	$196,301	$131,994
Interest and other debt expense	32,415	33,582	62,894	56,677
Income before income taxes	$71,702	$41,651	$133,407	$75,317

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net sales
Metal containers	49.5%	51.8%	48.8%	54.5%
Closures	35.8	34.2	36.2	29.9
Plastic containers	14.7	14.0	15.0	15.6
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	83.6	84.5	83.9	84.9
Gross profit	16.4	15.5	16.1	15.1
Selling, general and administrative expenses	7.4	8.6	7.5	8.6
Rationalization charges	0.1	0.3	0.1	0.2
Other pension and postretirement income	(0.9)	(0.8)	(1.0)	(0.9)
Income before interest and income taxes	9.8	7.4	9.5	7.2
Interest and other debt expense	3.1	3.3	3.0	3.1
Income before income taxes	6.7	4.1	6.5	4.1
Provision for income taxes	1.5	1.4	1.6	1.3
Net income	5.2%	2.7%	4.9%	2.8%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Dollars in millions)
Net sales
Metal containers	$524.9	$529.7	$1,010.8	$995.9
Closures	378.8	349.1	749.1	546.8
Plastic containers	155.4	143.0	311.5	284.5
Consolidated	$1,059.1	$1,021.8	$2,071.4	$1,827.2

Segment income
Metal containers (1)	$48.2	$49.4	$85.3	$93.3
Closures (2)	47.7	33.8	96.0	57.6
Plastic containers (3)	13.2	6.7	24.2	13.5
Corporate (4)	(5.0)	(14.7)	(9.2)	(32.4)
Consolidated	$104.1	$75.2	$196.3	$132.0

(1) Includes rationalization charges of $0.3 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.8 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively. Includes a $3.0 million charge related to the resolution of a past non-commercial legal dispute for each of the three and six months ended June 30, 2017.
(2) Includes rationalization charges of $0.3 million and $0.4 million for the three and six months ended June 30, 2017, respectively.
(3) Includes rationalization charges of $0.2 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $0.4 million and $0.6 million for the six months ending June 30, 2018 and 2017, respectively.
(4) Includes costs attributed to announced acquisitions of $9.8 million and $23.0 million for the three and six months ended June 30, 2017, respectively.

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Overview.  Consolidated net sales were $1.06 billion in the second quarter of 2018, representing a 3.7 percent increase as compared to the second quarter of 2017 primarily due to the pass through of higher raw material costs in each of our businesses, the impact of favorable foreign currency translation, higher volumes in the plastic container business and a more favorable mix of products sold in the closures business, partially offset by lower unit volumes in the metal container and closures businesses. Income before interest and income taxes for the second quarter of 2018 increased by $28.9 million, or 38.4 percent, as compared to the same period in 2017 primarily as a result of the unfavorable impact in the prior year period from the write-up of inventory of SDS for purchase accounting, the inclusion in the prior year period of acquisition related costs of $9.8 million, lower manufacturing costs in the metal and plastic container businesses, a charge of $3.0 million in the prior year period related to the resolution of a past non-commercial legal dispute, lower rationalization charges, a more favorable mix of products sold in the closures business, higher volumes in the plastic container business, foreign currency transaction losses in the prior year period and the favorable impact from the lagged pass through of lower resin costs in the closures business. These increases were partially offset by lower unit volumes in the metal container and closures businesses and higher freight costs. Results for the second quarters of 2018 and 2017 included rationalization charges of $0.5 million and $3.0 million, respectively, and loss on early extinguishment of debt of $2.5 million and $4.4 million, respectively. Results for the second quarters of 2018 and 2017 also included other pension and postretirement income of $9.6 million and $8.2 million, respectively. Results for the second quarter of 2017 also included costs attributed to announced acquisitions of $9.8 million. Net income for the second quarter of 2018 was $55.3 million as compared to $27.9 million for the same period in 2017.  Net income per diluted share for the second quarter of 2018 was $0.50 as compared to $0.25 for the same period in 2017.

Net Sales.  The $37.3 million increase in consolidated net sales in the second quarter of 2018 as compared to the second quarter of 2017 was the result of higher net sales in the closures and plastic container businesses, partially offset by lower net sales in the metal container business.

Net sales for the metal container business decreased $4.8 million, or 0.9 percent, in the second quarter of 2018 as compared to the same period in 2017.  This decrease was primarily the result of lower unit volumes of approximately nine percent, partially offset by the pass through of higher raw material and other manufacturing costs and the impact of favorable foreign currency translation of approximately $6.0 million. More than half of the decrease in unit volumes was due to a seasonal customer adjusting its inventory levels in the current period. Volumes were also impacted by a delay in the fruit and vegetable pack as a result of unfavorable weather conditions worldwide, a customer plant shutdown in the fruit market and the competitive loss of a smaller, lower margin customer. These decreases in volume were partially offset by continued growth in certain other markets such as the pet food and protein markets.

Net sales for the closures business increased $29.7 million, or 8.5 percent, in the second quarter of 2018 as compared to the same period in 2017.  This increase was primarily the result of the impact of favorable foreign currency translation of approximately $13.0 million, the pass through of higher raw material costs and a more favorable mix of products sold, partially offset by lower unit volumes of approximately two percent principally as a result of lower demand for single-serve beverages.

Net sales for the plastic container business increased $12.4 million, or 8.7 percent, in the second quarter of 2018 as compared to the same period in 2017. This increase was principally due to the pass through of higher raw material costs, higher volumes of approximately four percent and the impact of favorable foreign currency translation of approximately $1.0 million.

Gross Profit.  Gross profit margin increased 0.9 percentage points to 16.4 percent in the second quarter of 2018 as compared to the same period in 2017 for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased 1.2 percentage points to 7.4 percent for the second quarter of 2018 as compared to 8.6 percent for the same period in 2017. Selling, general and administrative expenses decreased $10.4 million to $78.3 million for the second quarter of 2018 as compared to $88.7 million for the same period in 2017. These decreases were primarily due to the inclusion in the prior year period of both $9.8 million of costs attributed to the acquisition of SDS and a $3.0 million charge related to the resolution of a past non-commercial legal dispute.

Income before Interest and Income Taxes.  Income before interest and income taxes for the second quarter of 2018 increased by $28.9 million, or 38.4 percent, as compared to the second quarter of 2017, and margins increased to 9.8 percent from 7.4 percent over the same periods. The increase in income before interest and income taxes was primarily the result of higher segment income in the closures and plastic container businesses as well as acquisition related costs of $9.8 million incurred in the prior year period, slightly offset by lower segment income in the metal container business.

Segment income of the metal container business for the second quarter of 2018 decreased $1.2 million, or 2.4 percent, as compared to the same period in 2017, and segment income margin decreased slightly to 9.2 percent from 9.3 percent over the same periods.  The decrease in segment income was primarily attributable to lower unit volumes and higher freight expense, partially offset by lower manufacturing costs, a charge of $3.0 million in the prior year period related to the resolution of a past non-commercial legal dispute and lower rationalization charges. Rationalization charges were $0.3 million and $2.2 million in the second quarters of 2018 and 2017, respectively.

Segment income of the closures business for the second quarter of 2018 increased $13.9 million, or 41.1 percent, as compared to the same period in 2017, and segment income margin increased to 12.6 percent from 9.7 percent over the same periods.  The increase in segment income was primarily due to the unfavorable impact in the prior year period from the write-up of inventory of SDS for purchase accounting of $11.9 million, a more favorable mix of products sold as a result of strong volumes of dispensing closures, foreign currency transaction losses in the prior year period and the favorable impact from the lagged pass through to customers of lower resin costs, partially offset by lower unit volumes. The increase in segment income margin was primarily due to the unfavorable impact in the prior year period from the write-up of inventory of SDS for purchase accounting.

Segment income of the plastic container business for the second quarter of 2018 increased $6.5 million, or 97.0 percent, as compared to the same period in 2017, and segment income margin increased to 8.5 percent from 4.7 percent over the same periods.  The increase in segment income was primarily attributable to higher volumes and lower manufacturing costs.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the second quarter of 2018 increased $0.8 million to $29.9 million as compared to $29.1 million in the same period in 2017 primarily due to higher weighted average interest rates, partially offset by lower average borrowings largely as a result of the partial repayment of acquisition borrowings under the Credit Agreement at the end of 2017. Loss on early extinguishment of debt of $2.5 million in the second quarter of 2018 was the result of the redemption of all remaining outstanding 5% Notes in April 2018 and the completion of the First Amendment to the Credit Agreement in May 2018. Loss on early extinguishment of debt of $4.4 million in the second quarter of 2017 was primarily a result of the partial redemption of the 5% Notes in April 2017.

Provision for Income Taxes. The effective tax rates were 22.8 percent and 33.0 percent for the second quarters of 2018 and 2017, respectively. The effective tax rate in the second quarter of 2018 primarily benefitted from the 2017 Tax Act and the timing of certain state tax rate changes in the current year quarter.

Six Months Ended June 30, 2018 Compared with Six Months Ended June, 2017

Overview.  Consolidated net sales were $2.07 billion in the first six months of 2018, representing a 13.4 percent increase as compared to the first six months of 2017 primarily a result of the acquisition of SDS in April 2017, the pass through of higher raw material costs in each of our businesses, the impact of favorable foreign currency translation and higher volumes in the plastic container business, partially offset by lower unit volumes in the metal container business and legacy closures operations and a less favorable mix of products sold in the metal container business. Income before interest and income taxes for the first six months of 2018 increased by $64.3 million, or 48.7 percent, as compared to the same period in 2017 primarily as a result of the inclusion in the prior year of acquisition related costs of $23.0 million, the benefit from the acquisition of SDS, the unfavorable impact in the prior year from the write-up of inventory of SDS for purchase accounting of $11.9 million, lower manufacturing costs in each of our businesses, higher volumes in the plastic container business, a charge of $3.0 million in the prior year related to the resolution of a past non-commercial legal dispute, lower rationalization charges, foreign currency transaction losses in the prior year period and the favorable impact from the lagged pass through of lower resin costs in the closures business. These increases were partially offset by lower unit volumes in the metal container business and legacy closures operations, the unfavorable impact from the planned lower seasonal inventory build in the current year period as compared to the prior year period in the metal container business, a less favorable mix of products sold in the metal container business and higher freight costs. Results for the first six months of 2018 and 2017 included rationalization charges of $1.2 million and $3.9 million, respectively, and loss on early extinguishment of debt of $2.5 million and $7.1 million, respectively. Results for the first six months of 2018 and 2017 also included other pension and postretirement income of $19.2 million and $16.6 million, respectively. Results for the first six months of 2017 also included costs attributed to announced acquisitions of $23.0 million. Net income for the first six months of 2018 was $101.1 million as compared to $51.2 million for the same period in 2017.  Net income per diluted share for the first six months of 2018 was $0.91 as compared to $0.46 for the same period in 2017.

Net Sales.  The $244.2 million increase in consolidated net sales in the first six months of 2018 as compared to the first six months of 2017 was the result of higher net sales in each of our businesses.

Net sales for the metal container business increased $14.9 million, or 1.5 percent, in the first six months of 2018 as compared to the same period in 2017.  This increase was primarily the result of the pass through of higher raw material and other manufacturing costs and the impact of favorable foreign currency translation of approximately $15.0 million, partially offset by lower unit volumes of approximately six percent and a less favorable mix of products sold. The decrease in unit volumes was primarily the result of a seasonal customer adjusting its inventory levels in the second quarter of 2018, a customer plant shutdown in the fruit market, lower unit volumes with certain customers who bought ahead in the fourth quarter of 2017 and a delay in the fruit and vegetable pack as a result of unfavorable weather conditions worldwide, partially offset by continued growth in certain other markets such as the pet food and protein markets.

Net sales for the closures business increased $202.3 million, or 37.0 percent, in the first six months of 2018 as compared to the same period in 2017.  This increase was primarily the result of the acquisition of SDS, the impact of favorable foreign currency translation of approximately $24.0 million and the pass through of higher raw material costs, partially offset by lower unit volumes of approximately three percent in the legacy closures operations principally as a result of a decline in sales for the single-serve beverage market.

Net sales for the plastic container business increased $27.0 million, or 9.5 percent, in the first six months of 2018 as compared to the same period in 2017. This increase was primarily due to the pass through of higher raw material costs, higher volumes of approximately five percent and the impact of favorable foreign currency translation of approximately $2.0 million.

Gross Profit.  Gross profit margin increased 1.0 percentage point to 16.1 percent in the first six months of 2018 as compared to the same period in 2017 for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased 1.1 percentage points to 7.5 percent for the first six months of 2018 as compared to 8.6 percent for the same period in 2017. Selling, general and administrative expenses decreased $2.3 million to $155.0 million for the first six months of 2018 as compared to $157.3 million for the same period in 2017. These decreases were primarily due to the inclusion in the prior year period of $23.0 million of costs attributed to the acquisition of SDS and a $3.0 million charge related to the resolution of a past non-commercial legal dispute, partially offset by the inclusion of SDS for the full period in 2018.

Income before Interest and Income Taxes.  Income before interest and income taxes for the first six months of 2018 increased by $64.3 million, or 48.7 percent, as compared to the first six months of 2017, and margins increased to 9.5 percent from 7.2 percent over the same periods. The increase in income before interest and income taxes was primarily the result of higher segment income in the closures and plastic container businesses as well as acquisition related costs of $23.0 million incurred in the prior year period, partially offset by a decrease in segment income in the metal container business.

Segment income of the metal container business for the first six months of 2018 decreased $8.0 million, or 8.6 percent, as compared to the same period in 2017, and segment income margin decreased to 8.4 percent from 9.4 percent over the same periods.  The decrease in segment income was primarily attributable to lower unit volumes, the unfavorable impact from the planned lower seasonal inventory build in the current year period as compared to the prior year period, a less favorable mix of products sold and higher freight costs, partially offset by a $3.0 million charge in the prior year period related to the resolution of a past non-commercial legal dispute, lower manufacturing costs and lower rationalization charges. Rationalization charges were $0.8 million and $2.9 million in the first six months of 2018 and 2017, respectively.

Segment income of the closures business for the first six months of 2018 increased $38.4 million, or 66.7 percent, as compared to the same period in 2017, and segment income margin increased to 12.8 percent from 10.5 percent over the same periods.  The increase in segment income was primarily due to the inclusion of segment income from the SDS operations for the full period in 2018, the unfavorable impact in the prior year period of the write-up of inventory of SDS for purchase accounting of $11.9 million, lower manufacturing costs, foreign currency transaction losses in the prior year period and the favorable impact from the lagged pass through of lower resin costs, partially offset by lower unit volumes in the legacy closures operations.

Segment income of the plastic container business for the first six months of 2018 increased $10.7 million, or 79.3 percent, as compared to the same period in 2017, and segment income margin increased to 7.8 percent from 4.7 percent over the same periods.  The increase in segment income was primarily attributable to higher volumes and lower manufacturing costs.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first six months of 2018 increased $10.8 million to $60.4 million as compared to $49.6 million in the same period in 2017 primarily due to higher average outstanding borrowings principally as a result of borrowings for the acquisition of SDS and higher weighted average interest rates. Loss on early extinguishment of debt of $2.5 million in the first six months of 2018 was primarily a result of the redemption of all remaining outstanding 5% Notes in April 2018 and the completion of the First Amendment to the Credit Agreement in May 2018. Loss on early extinguishment of debt of $7.1 million in the first six months of 2017 was a result of the prepayment of outstanding U.S. term loans and Euro term loans under our previous senior secured credit facility and the partial redemption of the 5% Notes in April 2017.

Provision for Income Taxes. The effective tax rates were 24.2 percent and 32.1 percent for the first six months of 2018 and 2017, respectively. The effective tax rate in the first six months of 2018 benefited from the 2017 Tax Act.

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

On April 16, 2018, we redeemed all remaining outstanding 5% Notes ($280.0 million aggregate principal amount) at a redemption price of 100 percent of their principal amount plus accrued and unpaid interest up to the redemption date. We funded this redemption with revolving loan borrowings under the Credit Agreement and cash on hand.

On May 30, 2018, we completed the First Amendment to the Credit Agreement, which extends the maturity dates by approximately fourteen months for term loans and the revolving loan facility under the Credit Agreement, lowers the margin on borrowings under the Credit Agreement and provides us with additional flexibility with regard to strategic initiatives.

As a result of the redemption of the remaining outstanding 5% Notes and the First Amendment, we recorded a pre-tax charge for the loss on early extinguishment of debt of $2.5 million during the second quarter of 2018.

You should also read Note 7 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018 included elsewhere in this Quarterly Report.

For the six months ended June 30, 2018, we used net borrowings of revolving loans of $716.3 million to fund repayments of long-term debt of $284.6 million, cash used in operations of $92.9 million, decreases in outstanding checks of $87.8 million, net capital expenditures of $90.8 million, dividends paid on our common stock of $22.4 million, repurchases of our common stock of $3.0 million and debt issuance costs of $2.9 million and to increase cash and cash equivalents (including the effect of exchange rate changes of $4.2 million) by $127.7 million.

For the six months ended June 30, 2017, we used aggregate proceeds of $1,789.2 million from term loan borrowings under the Credit Agreement and the issuance of our 4¾% Senior Notes due 2025 and our 3¼% Senior Notes due 2025 and net borrowings of revolving loans of $433.4 million to fund the acquisition of SDS for $1,022.1 million, repayments of long-term debt of $744.4 million, cash used in operations of $138.8 million, decreases in outstanding checks of $79.0 million, net capital expenditures of $80.8 million, dividends paid on our common stock of $20.3 million, debt issuance costs of $16.6 million and repurchases of our common stock of $3.2 million and to increase cash and cash equivalents by $117.4 million.

At June 30, 2018, we had $760.0 million of revolving loans outstanding under the Credit Agreement, which includes revolving loan borrowings used to fund the redemption of the remaining outstanding 5% Notes.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at June 30, 2018 was $410.5 million and Cdn $15.0 million.

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

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $1.3 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively. Additional cash spending under our rationalization plans of $3.3 million is expected through 2023.
You should also read Note 4 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  Since such filing, other than the changes discussed in Notes 7 and 8 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

On April 6, 2017, we acquired SDS. You should read Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018 included elsewhere in this Quarterly Report for further information. We are currently in the process of integrating the internal controls and procedures of SDS into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of SDS in our annual assessment of the effectiveness of our internal control over financial reporting for our 2018 fiscal year.

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

3.4
Amendment to the Amended and Restated Certificate of Incorporation of Silgan Holdings Inc. to permit an increase in the size of the Board of Directors for a period of time, to increase the number of authorized shares of our common stock and to make an immaterial administrative change (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, dated June 15, 2018, Commission File No. 000-22117).

12	Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2018 and 2017.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: August 8, 2018	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)