Form 10-Q
period 2018-09-30
SILGAN HOLDINGS INC
filed 2018-11-08
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [ X ]

As of October 31, 2018, the number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 110,617,896.

Part I. Financial Information
Item 1. Financial Statements
SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2018	Sept. 30, 2017	Dec. 31, 2017
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$171,369	$199,186	$53,533
Trade accounts receivable, net	783,306	702,307	454,637
Inventories	690,378	704,384	721,290
Prepaid expenses and other current assets	67,492	62,463	62,462
Total current assets	1,712,545	1,668,340	1,291,922

Property, plant and equipment, net	1,502,231	1,472,321	1,489,872
Goodwill	1,156,051	1,160,453	1,171,454
Other intangible assets, net	392,144	422,050	417,088
Other assets, net	295,228	297,926	275,113
	$5,058,199	$5,021,090	$4,645,449

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$733,404	$640,390	$108,789
Trade accounts payable	552,897	487,775	659,629
Accrued payroll and related costs	71,658	69,044	66,257
Accrued liabilities	101,895	122,129	123,602
Total current liabilities	1,459,854	1,319,338	958,277

Long-term debt	2,186,275	2,465,780	2,438,502
Deferred income taxes	279,449	395,181	262,394
Other liabilities	220,704	217,688	220,211

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	272,301	258,653	262,201
Retained earnings	1,970,875	1,651,760	1,809,845
Accumulated other comprehensive loss	(212,256)	(170,263)	(188,973)
Treasury stock	(1,120,754)	(1,118,798)	(1,118,759)
Total stockholders’ equity	911,917	623,103	766,065
	$5,058,199	$5,021,090	$4,645,449

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017

Net sales	$1,306,999	$1,266,930	$3,378,383	$3,094,150
Cost of goods sold	1,102,892	1,061,289	2,840,991	2,611,836
Gross profit	204,107	205,641	537,392	482,314
Selling, general and administrative expenses	73,690	75,149	228,691	232,461
Rationalization charges	288	561	1,483	4,485
Other pension and postretirement income	(8,326)	(8,635)	(27,536)	(25,192)
Income before interest and income taxes	138,455	138,566	334,754	270,560
Interest and other debt expense before loss on early extinguishment of debt	28,199	30,583	88,602	80,207
Loss on early extinguishment of debt	—	—	2,493	7,052
Interest and other debt expense	28,199	30,583	91,095	87,259
Income before income taxes	110,256	107,983	243,659	183,301
Provision for income taxes	25,517	35,601	57,857	59,762
Net income	$84,739	$72,382	$185,802	$123,539

Earnings per share:
Basic net income per share	$0.77	$0.66	$1.68	$1.12
Diluted net income per share	$0.76	$0.65	$1.66	$1.11

Dividends per share (a)	$0.10	$0.09	$0.30	$0.27

Weighted average number of shares:
Basic	110,657	110,391	110,599	110,327
Effect of dilutive securities	1,036	1,036	1,010	996
Diluted	111,693	111,427	111,609	111,323

See accompanying notes.

(a) The per share amount of dividends declared on common stock for the nine months ended September 30, 2017 has been retroactively adjusted for the two-for-one stock split of our issued common stock effected on May 26, 2017.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017

Net income	$84,739	$72,382	$185,802	$123,539
Other comprehensive (loss) income, net of tax:
Changes in net prior service credit and actuarial losses	807	558	2,441	1,816
Change in fair value of derivatives	476	(51)	673	(526)
Foreign currency translation	(4,576)	14,369	(26,397)	52,303
Other comprehensive (loss) income	(3,293)	14,876	(23,283)	53,593
Comprehensive income	$81,446	$87,258	$162,519	$177,132

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	2018	2017
Cash flows provided by (used in) operating activities:
Net income	$185,802	$123,539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	146,246	129,734
Rationalization charges	1,483	4,485
Stock compensation expense	11,162	11,052
Loss on early extinguishment of debt	2,493	7,052
Other changes that provided (used) cash, net of effects from acquisition:
Trade accounts receivable, net	(271,636)	(285,901)
Inventories	(32,743)	(2,895)
Trade accounts payable	(11,185)	1,725
Accrued liabilities	(11,227)	16,003
Other, net	(7,304)	(9,247)
Net cash provided by (used in) operating activities	13,091	(4,453)

Cash flows provided by (used in) investing activities:
Purchase of business, net of cash acquired	—	(1,028,729)
Capital expenditures	(134,636)	(124,163)
Other, net	236	539
Net cash used in investing activities	(134,400)	(1,152,353)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	923,639	1,108,208
Repayments under revolving loans	(266,477)	(680,986)
Proceeds from issuance of long-term debt	—	1,789,200
Repayments of long-term debt	(286,200)	(755,037)
Changes in outstanding checks - principally vendors	(87,795)	(78,944)
Dividends paid on common stock	(33,843)	(30,373)
Debt issuance costs	(2,866)	(16,643)
Repurchase of common stock under stock plan	(3,057)	(4,123)
Net cash provided by financing activities	243,401	1,331,302

Effect of exchange rate changes on cash and cash equivalents	(4,256)	—

Cash and cash equivalents:
Net increase	117,836	174,496
Balance at beginning of year	53,533	24,690
Balance at end of period	$171,369	$199,186

Interest paid, net	$104,040	$78,528
Income taxes paid, net	39,400	50,226

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2018 and 2017
(Dollars and shares in thousands)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2016	55,051	$876	$249,763	$1,558,594	$(223,856)	$(1,115,962)	$469,415
Net income	—	—	—	123,539	—	—	123,539
Other comprehensive income	—	—	—	—	53,593	—	53,593
Dividends declared on common stock	—	—	—	(30,373)	—	—	(30,373)
Stock compensation expense	—	—	11,052	—	—	—	11,052
Net issuance of treasury stock for vested restricted stock units	180	—	(1,287)	—	—	(2,836)	(4,123)
Two-for-one stock split	55,142	875	(875)	—	—	—	—
Balance at September 30, 2017	110,373	$1,751	$258,653	$1,651,760	$(170,263)	$(1,118,798)	$623,103
Balance at December 31, 2017	110,385	$1,751	$262,201	$1,809,845	$(188,973)	$(1,118,759)	$766,065
Adoption of accounting standards update for revenue recognition	—	—	—	9,061	—	—	9,061
Net income	—	—	—	185,802	—	—	185,802
Other comprehensive loss	—	—	—	—	(23,283)	—	(23,283)
Dividends declared on common stock	—	—	—	(33,833)	—	—	(33,833)
Stock compensation expense	—	—	11,162	—	—	—	11,162
Net issuance of treasury stock for vested restricted stock units	233	—	(1,062)	—	—	(1,995)	(3,057)
Balance at September 30, 2018	110,618	$1,751	$272,301	$1,970,875	$(212,256)	$(1,120,754)	$911,917

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2018 and 2017 and for the
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

Goodwill and Other Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that our goodwill and other indefinite-lived intangible assets were not impaired in our annual 2018 assessment performed during the third quarter.

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
In March 2017, the FASB issued an ASU that amends the presentation of net periodic pension cost and net periodic postretirement benefit cost. This amendment requires an entity to disaggregate the service cost component from the other components of net periodic benefit cost, to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit cost (which include interest cost, expected return on plan assets, amortization of prior service cost or credit and actuarial gains and losses) separately. In addition, capitalization of net periodic benefit cost in assets is limited to the service cost component. We have adopted this amendment as of January 1, 2018. As a result of separately reporting the other components of net periodic benefit cost, we retrospectively increased cost of goods sold by $6.9 million and $20.0 million, increased selling, general and administrative expenses by $1.7 million and $5.2 million and reported other pension and postretirement income of $8.6 million and $25.2 million in our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2017, respectively, based on amounts previously included in net periodic benefit costs for retirement benefits as disclosed in Note 10. The adoption of this amendment did not have a material impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements. In February 2016, the FASB issued an ASU that amends existing guidance for certain leases by lessees. This amendment will require an entity to recognize assets and liabilities on the balance sheet for the rights

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2018 and 2017 and for the
three and nine months then ended is unaudited)

and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. In addition, this amendment clarifies the presentation requirements of the effects of leases in the statement of income and statement of cash flows. We will adopt this amendment on January 1, 2019. In adopting this amendment, we expect to elect the transition method which will allow us to recognize the effects of applying this amendment as a cumulative effect to retained earnings as of January 1, 2019 and not restate comparative periods for the effects of this amendment. We are currently evaluating the impact of this amendment on our financial position, results of operations and cash flows.

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

Revenues by business segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
	(Dollars in thousands)
Metal containers	$797,768	$772,382	$1,808,585	$1,768,333
Closures	360,816	357,343	1,109,924	904,112
Plastics	148,415	137,205	459,874	421,705
	$1,306,999	$1,266,930	$3,378,383	$3,094,150

Revenues by geography were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
	(Dollars in thousands)
North America	$1,056,099	$1,011,573	$2,651,225	$2,488,620
Europe and other	250,900	255,357	727,158	605,530
	$1,306,999	$1,266,930	$3,378,383	$3,094,150

Our contracts generally include standard commercial payment terms generally acceptable in each region. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry. We have no significant obligations for refunds, warranties or similar obligations.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2018 and 2017 and for the
three and nine months then ended is unaudited)

Trade accounts receivable, net are shown separately on our Condensed Consolidated Balance Sheet. Contract assets are the result of the timing of revenue recognition, billings and cash collections. Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $77.2 million as of September 30, 2018. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheet. Had we not adopted the amended guidance for revenue recognition on January 1, 2018, our trade accounts receivable, net would have been $706.1 million and our inventories would have been $753.3 million as of September 30, 2018.

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

Note 4.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges were $0.3 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and $1.5 million and $4.5 million for the nine months ended September 30, 2018 and 2017, respectively. Under our rationalization plans, we made cash payments of $1.8 million and $2.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Rationalization reserves as of September 30, 2018 were recorded in our Condensed Consolidated Balance Sheets as accrued liabilities and other liabilities of $0.7 million and $1.0 million, respectively. Remaining expenses for our rationalization plans of $1.1 million are expected primarily within the next twelve months. Remaining cash expenditures for our rationalization plans of $2.8 million are expected through 2023.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2018 and 2017 and for the
three and nine months then ended is unaudited)

Note 5.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2017	$(104,822)	$(89)	$(84,062)	$(188,973)
Other comprehensive loss before reclassifications	(917)	663	(26,397)	(26,651)
Amounts reclassified from accumulated other comprehensive loss	3,358	10	—	3,368
Other comprehensive loss	2,441	673	(26,397)	(23,283)
Balance at September 30, 2018	$(102,381)	$584	$(110,459)	$(212,256)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and nine months ended September 30, 2018 were net (losses) of $(2.3) million and $(4.4) million, respectively, excluding income tax benefits of $0.6 million and $1.1 million, respectively.  For the three and nine months ended September 30, 2018, these net (losses) consisted of amortization of net actuarial (losses) of $(1.7) million and $(5.0) million and amortization of net prior service (cost) credit of $(0.6) million and $0.6 million, respectively. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income.  See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2018 were not significant.

Other comprehensive income before reclassifications related to foreign currency translation for the three and nine months ended September 30, 2018 consisted of (i) foreign currency (losses) related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $(7.5) million and $(36.9) million, respectively (ii) foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $1.1 million and $1.3 million, respectively, and (iii) foreign currency gains related to our net investment hedges of $2.4 million and $12.0 million, respectively, excluding income tax (provisions) of $(0.6) million and $(2.8) million, respectively. See Note 8 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2018 and 2017 and for the
three and nine months then ended is unaudited)

Note 6.               Inventories

Inventories consisted of the following:

	Sept. 30, 2018	Sept. 30, 2017	Dec. 31, 2017
	(Dollars in thousands)
Raw materials	$250,051	$211,959	$233,410
Work-in-process	125,336	132,071	124,396
Finished goods	384,815	415,645	433,937
Other	12,999	13,128	12,370
	773,201	772,803	804,113
Adjustment to value inventory at cost on the LIFO method	(82,823)	(68,419)	(82,823)
	$690,378	$704,384	$721,290

Note 7.               Long-Term Debt

Long-term debt consisted of the following:

	Sept. 30, 2018	Sept. 30, 2017	Dec. 31, 2017
	(Dollars in thousands)
Bank debt
Bank revolving loans	$698,000	$598,751	$—
U.S. term loans	800,000	800,000	800,000
Canadian term loans	23,335	27,365	27,147
Other foreign bank revolving and term loans	36,143	49,596	76,798
Total bank debt	1,557,478	1,475,712	903,945
5% Senior Notes	—	280,000	280,000
5½% Senior Notes	300,000	300,000	300,000
4¾% Senior Notes	300,000	300,000	300,000
3¼% Senior Notes	754,260	767,910	780,325
Other obligations	21,950	—	—
Total debt - principal	2,933,688	3,123,622	2,564,270
Less unamortized debt issuance costs	14,009	17,452	16,979
Total debt	2,919,679	3,106,170	2,547,291
Less current portion	733,404	640,390	108,789
	$2,186,275	$2,465,780	$2,438,502

At September 30, 2018, the current portion of long-term debt consisted of $698.0 million of bank revolving loans under our amended and restated senior secured credit facility and $35.4 million of other foreign bank revolving and term loans and other obligations.

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2018 and 2017 and for the
three and nine months then ended is unaudited)

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
(Information at September 30, 2018 and 2017 and for the
three and nine months then ended is unaudited)

Note 8.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at September 30, 2018:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$171,369	$171,369

Liabilities:
Bank debt	$1,557,478	$1,557,478
5½% Senior Notes	300,000	304,089
4¾% Senior Notes	300,000	287,982
3¼% Senior Notes	754,260	779,769

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at September 30, 2018 consisted of our cash and cash equivalents and derivative instruments.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of our derivative instruments using the income approach.  The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments were classified within Level 2.

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
(Information at September 30, 2018 and 2017 and for the
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

Interest Rate Swap Agreements

We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations.  These agreements have a fixed rate of 2.878 percent, become effective on March 29, 2019 and mature on March 24, 2023. The difference between amounts to be paid or received on our interest rate swap agreements will be recorded in interest and other debt expense in our Condensed Consolidated Statements of Income.  These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements in effect at September 30, 2018 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three and nine months ended September 30, 2018. These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at September 30, 2018 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated the 3¼% Senior Notes, which are Euro denominated, as net investment hedges.  Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2018 were $2.4 million and $12.0 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2018 and 2017 and for the
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

Note 10.               Retirement Benefits

The components of the net periodic pension benefit credit were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
	(Dollars in thousands)
Service cost	$3,411	$3,532	$10,842	$9,967
Interest cost	6,348	6,482	18,953	19,114
Expected return on plan assets	(17,137)	(15,832)	(51,382)	(47,258)
Amortization of prior service cost	34	75	103	235
Amortization of actuarial losses	1,877	1,501	5,450	5,208
Net periodic benefit credit	$(5,467)	$(4,242)	$(16,034)	$(12,734)

The components of the net periodic other postretirement benefit cost (credit) were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
	(Dollars in thousands)
Service cost	$15	$9	$78	$79
Interest cost	158	168	483	520
Amortization of prior service cost (credit)	561	(857)	(738)	(2,564)
Amortization of actuarial gains	(167)	(172)	(405)	(447)
Net periodic benefit cost (credit)	$567	$(852)	$(582)	$(2,412)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2018 and 2017 and for the
three and nine months then ended is unaudited)

Note 11.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. We have been accepted into the Compliance Assurance Program for the 2017 and 2018 tax years which provides for the review by the Internal Revenue Service, or IRS, of tax matters relating to our tax return prior to filing. In the next twelve months, we expect that our reserve for unrecognized tax benefits will decrease by approximately $4.0 million primarily related to tax attributes acquired from and expenses related to certain acquisitions, as we anticipate the expiration of the applicable statutes of limitation with respect to certain tax matters and resolving certain other outstanding tax matters with the IRS.

In December 2017, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which provides guidance for the application of GAAP as it pertains to accounting for income taxes and allows us to record provisional amounts pertaining to the enacted legislation in the United States commonly referred to as the Tax Cuts and Jobs Act, or the 2017 Tax Act, during a measurement period ending in December 2018. For the three and nine months ended September 30, 2018, we did not have any significant adjustments to our provisional amounts. Additional work is necessary to complete the analysis of open items, including our deferred tax assets and liabilities and our historical foreign earnings.  Any subsequent adjustment to the provisional amounts will be recorded in current tax expense in the fourth quarter of 2018.

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

On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021, of which we had approximately $129.4 million remaining under this authorization for the repurchase of our common stock at September 30, 2018. We did not repurchase any shares of our common stock under this authorization during the nine months ended September 30, 2018.

During the first nine months of 2018, we issued 339,972 treasury shares which had an average cost of $3.12 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 107,420 shares of our common stock at an average cost of $28.46 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of September 30, 2018, 64,494,600 shares of our common stock were held in treasury.

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first nine months of 2018, 374,810 restricted stock units were granted to certain of our officers, other key employees and outside directors.  The fair value of these restricted stock units at the grant date was $10.7 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2018 and 2017 and for the
three and nine months then ended is unaudited)

Note 14.             Business Segment Information

Reportable business segment information for the three and nine months ended September 30 was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended September 30, 2018
Net sales	$797,768	$360,816	$148,415	$—	$1,306,999
Depreciation and amortization(1)	19,823	18,378	9,171	43	47,415
Rationalization charges	72	111	105	—	288
Segment income	86,928	47,349	8,446	(4,268)	138,455

Three Months Ended September 30, 2017
Net sales	$772,382	$357,343	$137,205	$—	$1,266,930
Depreciation and amortization(1)	19,250	17,457	8,636	22	45,365
Rationalization charges	326	134	101	—	561
Segment income(2)	92,222	45,322	6,444	(5,422)	138,566

Nine Months Ended September 30, 2018
Net sales	$1,808,585	$1,109,924	$459,874	$—	$3,378,383
Depreciation and amortization(1)	60,500	55,786	26,975	107	143,368
Rationalization charges	812	150	521	—	1,483
Segment income	172,268	143,277	32,687	(13,478)	334,754

Nine Months Ended September 30, 2017
Net sales	$1,768,333	$904,112	$421,705	$—	$3,094,150
Depreciation and amortization(1)	57,172	43,638	25,644	68	126,522
Rationalization charges	3,288	535	662	—	4,485
Segment income(2)	185,525	102,947	19,944	(37,856)	270,560

_____________

(1)
Depreciation and amortization excludes amortization of debt issuance costs of $0.9 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $2.9 million and $3.2 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)
Segment income for Metal Containers includes a $3.0 million charge for the nine months ended September 30, 2017 related to the resolution of a past non-commercial legal dispute. Segment income for Corporate includes costs attributed to announced acquisitions of $0.8 million and $23.8 million for the three and nine months ended September 30, 2017, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2018 and 2017 and for the
three and nine months then ended is unaudited)

Total segment income is reconciled to income before income taxes as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
	(Dollars in thousands)
Total segment income	$138,455	$138,566	$334,754	$270,560
Interest and other debt expense	28,199	30,583	91,095	87,259
Income before income taxes	$110,256	$107,983	$243,659	$183,301

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017

Net sales
Metal containers	61.0%	61.0%	53.5%	57.2%
Closures	27.6	28.2	32.9	29.2
Plastic containers	11.4	10.8	13.6	13.6
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	84.4	83.8	84.1	84.4
Gross profit	15.6	16.2	15.9	15.6
Selling, general and administrative expenses	5.6	5.9	6.8	7.5
Rationalization charges	—	0.1	—	0.2
Other pension and postretirement income	(0.6)	(0.7)	(0.8)	(0.8)
Income before interest and income taxes	10.6	10.9	9.9	8.7
Interest and other debt expense	2.2	2.4	2.7	2.8
Income before income taxes	8.4	8.5	7.2	5.9
Provision for income taxes	1.9	2.8	1.7	1.9
Net income	6.5%	5.7%	5.5%	4.0%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
	(Dollars in millions)
Net sales
Metal containers	$797.8	$772.4	$1,808.6	$1,768.3
Closures	360.8	357.3	1,109.9	904.1
Plastic containers	148.4	137.2	459.9	421.7
Consolidated	$1,307.0	$1,266.9	$3,378.4	$3,094.1

Segment income
Metal containers (1)	$86.9	$92.2	$172.3	$185.5
Closures (2)	47.3	45.3	143.3	103.0
Plastic containers (3)	8.5	6.5	32.7	20.0
Corporate (4)	(4.2)	(5.4)	(13.5)	(37.9)
Consolidated	$138.5	$138.6	$334.8	$270.6

(1) Includes rationalization charges of $0.1 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $0.8 million and $3.3 million for the nine months ended September 30, 2018 and 2017, respectively. Includes a $3.0 million charge related to the resolution of a past non-commercial legal dispute for the nine months ended September 30, 2017.
(2) Includes rationalization charges of $0.1 million for each of the three months ended September 30, 2018 and 2017 and $0.2 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively.
(3) Includes rationalization charges of $0.1 million for each of the three months ended September 30, 2018 and 2017 and $0.5 million and $0.7 million for the nine months ending September 30, 2018 and 2017, respectively.
(4) Includes costs attributed to announced acquisitions of $0.8 million and $23.8 million for the three and nine months ended September 30, 2017, respectively.

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Overview.  Consolidated net sales were $1.31 billion in the third quarter of 2018, representing a 3.2 percent increase as compared to the third quarter of 2017 primarily due to the pass through of higher raw material costs in each of our businesses, higher volumes in the plastic container business and a more favorable mix of products sold in the metal container business, partially offset by lower unit volumes in the metal container business and the impact of unfavorable foreign currency translation. Income before interest and income taxes for the third quarter of 2018 was essentially flat as compared to the same period in 2017, with higher volumes and lower manufacturing costs in the plastic container business, a more favorable mix of products sold in the metal container and closures businesses, the favorable impact in the metal container business of the contractual pass through to customers of indexed inflation as compared to the unfavorable impact in the prior year period from the contractual pass through of indexed deflation, lower costs in the closures business due largely to synergies realized from the SDS acquisition and foreign currency transaction losses in the prior year period in the metal container business being offset by lower unit volumes in the metal container business, higher freight expense, the unfavorable impact from the lagged pass through to customers of higher resin costs in the plastic container and closures businesses and costs associated with the start-up of the new manufacturing facility in the plastic container business. Results for the third quarters of 2018 and 2017 included rationalization charges of $0.3 million and $0.6 million, respectively. Results for the third quarters of 2018 and 2017 also included other pension and postretirement income of $8.3 million and $8.6 million, respectively. Results for the third quarter of 2017 also included costs attributed to announced acquisitions of $0.8 million. Net income for the third quarter of 2018 was $84.7 million as compared to $72.4 million for the same period in 2017.  Net income per diluted share for the third quarter of 2018 was $0.76 as compared to $0.65 for the same period in 2017.

Net Sales.  The $40.1 million increase in consolidated net sales in the third quarter of 2018 as compared to the third quarter of 2017 was the result of higher net sales across all of our businesses.

Net sales for the metal container business increased $25.4 million, or 3.3 percent, in the third quarter of 2018 as compared to the same period in 2017.  This increase was primarily the result of the pass through of higher raw material and other manufacturing costs and a more favorable mix of products sold, partially offset by lower unit volumes of approximately six percent and the impact of unfavorable foreign currency translation of approximately $1.0 million. The volume decline was primarily the result of the continued impact from inventory adjustments at a seasonal customer, a customer plant shutdown in the fruit market and the competitive loss of a smaller, lower margin customer as well as a decline in soup volume.

Net sales for the closures business increased $3.5 million, or 1.0 percent, in the third quarter of 2018 as compared to the same period in 2017.  This increase was primarily the result of the pass through of higher raw material costs, partially offset by the impact of unfavorable foreign currency translation of approximately $1.0 million.

Net sales for the plastic container business increased $11.2 million, or 8.2 percent, in the third quarter of 2018 as compared to the same period in 2017. This increase was principally due to the pass through of higher raw material costs and higher volumes of approximately three percent, partially offset by the impact of unfavorable foreign currency translation of approximately $1.0 million.

Gross Profit.  Gross profit margin decreased 0.6 percentage points to 15.6 percent in the third quarter of 2018 as compared to the same period in 2017 for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.3 percentage points to 5.6 percent for the third quarter of 2018 as compared to 5.9 percent for the same period in 2017. Selling, general and administrative expenses decreased $1.4 million to $73.7 million for the third quarter of 2018 as compared to $75.1 million for the same period in 2017.

Income before Interest and Income Taxes.  Income before interest and income taxes for the third quarter of 2018 was $138.5 million as compared to $138.6 million in the third quarter of 2017, and margin decreased to 10.6 percent from 10.9 percent over the same periods. Higher segment income in the closures and plastic container businesses was offset by lower segment income in the metal container business. Margin decreased largely due to the mathematical impact on margin of higher sales as a result of the contractual pass through of significantly higher raw material costs.

Segment income of the metal container business for the third quarter of 2018 decreased $5.3 million, or 5.7 percent, as compared to the same period in 2017, and segment income margin decreased to 10.9 percent from 11.9 percent over the same periods.  The decrease in segment income was primarily attributable to lower unit volumes and higher freight expense, partially offset by the contractual pass through to customers of indexed inflation as compared to the unfavorable impact in the prior year period from the contractual pass through of indexed deflation, a more favorable mix of products sold and foreign currency transaction losses in the prior year period. The decline in segment income margin was primarily due to the mathematical impact on margin of higher sales as a result of the contractual pass through of significantly higher raw material costs.

Segment income of the closures business for the third quarter of 2018 increased $2.0 million, or 4.4 percent, as compared to the same period in 2017, and segment income margin increased to 13.1 percent from 12.7 percent over the same periods.  The increase in segment income was principally a result of lower costs primarily due to synergies realized from the SDS acquisition and a more favorable mix of products sold, partially offset by the unfavorable impact from the lagged pass through to customers of higher resin costs.

Segment income of the plastic container business for the third quarter of 2018 increased $2.0 million, or 30.8 percent, as compared to the same period in 2017, and segment income margin increased to 5.7 percent from 4.7 percent over the same periods.  The increase in segment income was primarily attributable to higher volumes and lower manufacturing costs, partially offset by the unfavorable impact from the lagged pass through to customers of higher resin costs and costs associated with the start-up of the new manufacturing facility in Fort Smith, Arkansas.

Interest and Other Debt Expense. Interest and other debt expense for the third quarter of 2018 decreased $2.4 million to $28.2 million as compared to $30.6 million in the same period in 2017 primarily due to lower weighted average outstanding borrowings largely as a result of the partial repayment of acquisition borrowings under the Credit Agreement at the end of 2017.

Provision for Income Taxes. The effective tax rates were 23.1 percent and 33.0 percent for the third quarters of 2018 and 2017, respectively. The effective tax rate in the third quarter of 2018 benefitted primarily from the 2017 Tax Act and the settlement of a state tax audit in the current year period.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

Overview.  Consolidated net sales were $3.38 billion in the first nine months of 2018, representing a 9.2 percent increase as compared to the first nine months of 2017 primarily as a result of the pass through of higher raw material costs across all businesses, the acquisition of SDS in April 2017, the impact of favorable foreign currency translation and higher volumes in the plastic container business, partially offset by lower unit volumes in the metal container business and legacy closures operations. Income before interest and income taxes for the first nine months of 2018 increased by $64.2 million, or 23.7 percent, as compared to the same period in 2017 primarily as a result of the inclusion in the prior year period of acquisition related costs of $23.8 million, the benefit from the inclusion of a full year of operations of SDS, the unfavorable impact in the prior year period from the write-up of inventory of SDS for purchase accounting, lower manufacturing costs in each of our businesses, higher volumes in the plastic container business, the contractual pass through to customers in the metal container business of indexed inflation in the current year period as compared to the unfavorable impact in the prior year period from the contractual pass through of indexed deflation, a charge of $3.0 million in the prior year period related to the resolution of a past non-commercial legal dispute, lower rationalization charges and foreign currency transaction losses in the prior year period. These increases were partially offset by the impact from lower unit volumes in the metal container business and legacy closures operations, higher freight expense, the unfavorable impact from the lagged pass through of higher resin costs in the closures and plastic container businesses and costs associated with the start-up of two new manufacturing facilities. Results for the first nine months of 2018 and 2017 included rationalization charges of $1.5 million and $4.5 million, respectively, and loss on early extinguishment of debt of $2.5 million and $7.1 million, respectively. Results for the first nine months of 2018 and 2017 also included other pension and postretirement income of $27.5 million and $25.2 million, respectively. Net income for the first nine months of 2018 was $185.8 million as compared to $123.5 million for the same period in 2017.  Net income per diluted share for the first nine months of 2018 was $1.66 as compared to $1.11 for the same period in 2017.

Net Sales.  The $284.3 million increase in consolidated net sales in the first nine months of 2018 as compared to the first nine months of 2017 was the result of higher net sales in each of our businesses.

Net sales for the metal container business increased $40.3 million, or 2.3 percent, in the first nine months of 2018 as compared to the same period in 2017.  This increase was primarily the result of the pass through of higher raw material and other manufacturing costs and the impact of favorable foreign currency translation of approximately $14.0 million, partially offset by lower unit volumes of approximately six percent. The decrease in unit volumes was primarily the result of a seasonal customer adjusting its inventory levels, a customer plant shutdown in the fruit market, the competitive loss of a smaller, lower margin customer, lower unit volumes with certain customers who bought ahead in the fourth quarter of 2017 as well as a decline in soup volume.

Net sales for the closures business increased $205.8 million, or 22.8 percent, in the first nine months of 2018 as compared to the same period in 2017.  This increase was primarily the result of the acquisition of SDS, the impact of favorable foreign currency translation of approximately $22.0 million and the pass through of higher raw material costs, partially offset by lower unit volumes of approximately three percent in the legacy closures operations due primarily to a less favorable fruit and vegetable pack in Europe as a result of weather conditions.

Net sales for the plastic container business increased $38.2 million, or 9.1 percent, in the first nine months of 2018 as compared to the same period in 2017. This increase was primarily due to the pass through of higher raw material costs, higher volumes of approximately four percent and the impact of favorable foreign currency translation of approximately $1.0 million.

Gross Profit.  Gross profit margin increased 0.3 percentage points to 15.9 percent in the first nine months of 2018 as compared to the same period in 2017 for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.7 percentage points to 6.8 percent for the first nine months of 2018 as compared to 7.5 percent for the same period in 2017. Selling, general and administrative expenses decreased $3.8 million to $228.7 million for the first nine months of 2018 as compared to $232.5 million for the same period in 2017. These decreases were primarily due to the inclusion in the prior year period of $23.8 million of costs attributed to the acquisition of SDS and a $3.0 million charge related to the resolution of a past non-commercial legal dispute, partially offset by the inclusion of SDS for the full period in 2018.

Income before Interest and Income Taxes.  Income before interest and income taxes for the first nine months of 2018 increased by $64.2 million, or 23.7 percent, as compared to the first nine months of 2017, and margin increased to 9.9 percent from 8.7 percent over the same periods. The increase in income before interest and income taxes was primarily the result of higher segment income in the closures and plastic container businesses as well as the inclusion in the prior year period of acquisition related costs of $23.8 million, partially offset by a decrease in segment income in the metal container business. The increase in margin was primarily attributable to the inclusion in the prior year period of acquisition related costs and an increase in segment income margin in the closures and plastic container businesses, partially offset by a decline in segment income margin in the metal container business.

Segment income of the metal container business for the first nine months of 2018 decreased $13.2 million, or 7.1 percent, as compared to the same period in 2017, and segment income margin decreased to 9.5 percent from 10.5 percent over the same periods.  The decrease in segment income was primarily attributable to lower unit volumes and higher freight expense, partially offset by the contractual pass through to customers of indexed inflation in the current year period as compared to the unfavorable impact in the prior year period from the contractual pass through of indexed deflation, a $3.0 million charge in the prior year period related to the resolution of a past non-commercial legal dispute, lower manufacturing costs and lower rationalization charges. The decline in segment income margin was due primarily to the mathematical impact on margin of higher sales as a result of the contractual pass through of significantly higher raw material costs. Rationalization charges were $0.8 million and $3.3 million in the first nine months of 2018 and 2017, respectively.

Segment income of the closures business for the first nine months of 2018 increased $40.3 million, or 39.1 percent, as compared to the same period in 2017, and segment income margin increased to 12.9 percent from 11.4 percent over the same periods.  The increase in segment income was primarily due to the inclusion of segment income from the SDS operations for the full period in 2018, the unfavorable impact in the prior year period of a charge of $11.9 million for the write-up of inventory of SDS for purchase accounting, lower manufacturing costs and foreign currency transaction losses in the prior year period, partially offset by lower unit volumes in the legacy closures operations and the unfavorable impact from the lagged pass through of lower resin costs.

Segment income of the plastic container business for the first nine months of 2018 increased $12.7 million, or 63.5 percent, as compared to the same period in 2017, and segment income margin increased to 7.1 percent from 4.7 percent over the same periods.  The increase in segment income was primarily attributable to higher volumes and lower manufacturing costs, partially offset by the unfavorable impact from the lagged pass through of lower resin costs and costs associated with the start-up of the new manufacturing facility in Fort Smith, Arkansas.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first nine months of 2018 increased $8.4 million to $88.6 million as compared to $80.2 million in the same period in 2017 primarily due to higher average outstanding borrowings principally as a result of borrowings for the acquisition of SDS and higher weighted average interest rates. Loss on early extinguishment of debt of $2.5 million in the first nine months of 2018 was a result of the redemption of all remaining outstanding 5% Notes in April 2018 and the completion of the First Amendment to the Credit Agreement in May 2018. Loss on early extinguishment of debt of $7.1 million in the first nine months of 2017 was a result of the prepayment of outstanding U.S. term loans and Euro term loans under our previous senior secured credit facility and the partial redemption of the 5% Notes in April 2017.

Provision for Income Taxes. The effective tax rates were 23.8 percent and 32.6 percent for the first nine months of 2018 and 2017, respectively. The effective tax rate in the first nine months of 2018 benefited from the 2017 Tax Act.

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

You should also read Note 7 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018 included elsewhere in this Quarterly Report.

For the nine months ended September 30, 2018, we used net borrowings of revolving loans of $657.2 million and cash provided by operations of $13.1 million to fund repayments of long-term debt of $286.2 million, decreases in outstanding checks of $87.8 million, net capital expenditures of $134.4 million, dividends paid on our common stock of $33.8 million, repurchases of our common stock of $3.1 million and debt issuance costs of $2.9 million and to increase cash and cash equivalents (including the negative effect of exchange rate changes of $4.3 million) by $117.8 million.

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

At September 30, 2018, we had $698.0 million of revolving loans outstanding under the Credit Agreement, which includes revolving loan borrowings used to fund the redemption of the remaining outstanding 5% Notes.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at September 30, 2018 was $472.5 million and Cdn $15.0 million.

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

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $1.8 million and $2.8 million for the nine months ended September 30, 2018 and 2017, respectively. Additional cash spending under our rationalization plans of $2.8 million is expected through 2023.
You should also read Note 4 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018 included elsewhere in this Quarterly Report.

Recently Issued Accounting Pronouncements
In February 2016, the FASB issued an ASU that amends existing guidance for certain leases by lessees. This amendment will require an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. In addition, this amendment clarifies the presentation requirements of the effects of leases in the statement of income and statement of cash flows. We will adopt this amendment on January 1, 2019. In adopting this amendment, we expect to elect the transition method which will allow us to recognize the effects of applying this amendment as a cumulative effect to retained earnings as of January 1, 2019 and not restate comparative periods for the effects of this amendment. We are currently evaluating the impact of this amendment on our financial position, results of operations and cash flows.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  Since such filing, other than the changes discussed in Notes 7 and 8 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

SILGAN HOLDINGS INC.

Dated: November 8, 2018	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)