Form 10-K
period 2018-12-31
SILGAN HOLDINGS INC
filed 2019-02-28
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒     No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐     No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.07 billion. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 1, 2019, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 110,429,596.
Documents Incorporated by Reference:
Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for its Annual Meeting of Stockholders to be held in 2019 are incorporated by reference in Part III of this Annual Report on Form 10-K.

-i-

PART I
ITEM 1. BUSINESS.
GENERAL
We are a leading manufacturer of rigid packaging for consumer goods products. We had consolidated net sales of approximately $4.4 billion in 2018. Our products are used for a wide variety of end markets and we operate 100 manufacturing plants in North America, Europe, Asia and South America. Our products include:

•	steel and aluminum containers for human and pet food and general line products;

•	metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products; and

•	custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products.
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2018 of slightly more than half of the market. Our leadership in these markets is driven by our high levels of quality, service and technological support, our low cost producer position, our strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We have 44 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. Additionally, we believe that we have the most comprehensive equipment capabilities in the industry. For 2018, our metal container business had net sales of $2.38 billion (approximately 53.5 percent of our consolidated net sales) and income from operations of $198.8 million (approximately 46.1 percent of our consolidated income from operations excluding corporate expense).
We are also a leading worldwide manufacturer of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products. Our leadership position in closures is a result of our ability to provide customers with high levels of quality, service and technological support. Our closures business provides customers with an extensive variety of proprietary metal and plastic closures and innovative dispensing system solutions that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering. We have 33 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to five other manufacturers for various international markets we do not serve directly. For 2018, our closures business had net sales of $1.46 billion (approximately 32.7 percent of our consolidated net sales) and income from operations of $189.9 million (approximately 44.0 percent of our consolidated income from operations excluding corporate expense).
Additionally, we are a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets. Our success in the plastic packaging market is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence with 23 manufacturing facilities in the United States and Canada. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2018, our plastic container business had net sales of $614.1 million (approximately 13.8 percent of our consolidated net sales) and income from operations of $42.6 million (approximately 9.9 percent of our consolidated income from operations excluding corporate expense).
Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2019 approximately 90 percent of our projected metal container sales and a majority of our projected closures and plastic container sales will be under multi-year customer supply arrangements.
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
OUR HISTORY
We are a Delaware corporation. We were founded in 1987 by our Non-Executive Co-Chairmen of the Board, R. Philip Silver and D. Greg Horrigan. Since our inception, we have acquired thirty-five businesses. As a result of the benefits of acquisitions and organic growth, we have become a leading manufacturer of metal containers in North America and Europe, with net sales of $2.38 billion in 2018, and have increased our overall share of the metal food container market in the United States from approximately ten percent in 1987 to slightly more than half of the market in 2018. Through acquisitions, we have become a leading worldwide manufacturer of closures for food, beverage, health care, garden, personal care, home and beauty products, with net sales of $1.46 billion in 2018, a sevenfold increase since our acquisition of the White Cap closures operations in the United States in 2003. We have also grown our market position in the plastic container business since 1987, with net sales increasing sevenfold to $614.1 million in 2018. The following chart shows our acquisitions since our inception:

Acquired Business	Year	Products
Nestlé Food Company’s metal container manufacturing division	1987	Metal food containers
Monsanto Company’s plastic container business	1987	Plastic containers
Fort Madison Can Company of The Dial Corporation	1988	Metal food containers
Seaboard Carton Division of Nestlé Food Company	1988	Paperboard containers
Aim Packaging, Inc.	1989	Plastic containers
Fortune Plastics Inc.	1989	Plastic containers
Express Plastic Containers Limited	1989	Plastic containers
Amoco Container Company	1989	Plastic containers
Del Monte Corporation’s U.S. can manufacturing operations	1993	Metal food containers
Food Metal and Specialty business of American National Can Company	1995	Metal food containers and metal closures
Finger Lakes Packaging Company, Inc., a subsidiary of Birds Eye Foods, Inc.	1996	Metal food containers
Alcoa Inc.’s North American aluminum roll-on closures business	1997	Aluminum roll-on closures
Rexam PLC’s North American plastic container business	1997	Plastic containers and closures
Winn Packaging Co.	1998	Plastic containers
Campbell Soup Company’s steel container manufacturing business	1998	Metal food containers
Clearplass Containers, Inc.	1998	Plastic containers
RXI Holdings, Inc.	2000	Plastic containers and plastic closures, caps, sifters and fitments
Thatcher Tubes LLC	2003	Plastic tubes
Amcor White Cap, LLC	2003	Metal, composite and plastic vacuum closures
Pacific Coast Producers’ can manufacturing operations	2003	Metal food containers
Amcor White Cap (Europe, Asia and South America)	2006 - 2008	Metal, composite and plastic vacuum closures
Cousins-Currie Limited	2006	Plastic containers

Acquired Business	Year	Products
Grup Vemsa 1857, S.L.’s metal vacuum closures operations in Spain and China	2008	Metal vacuum closures
IPEC Global, Inc. and its subsidiaries	2010	Plastic closures
Vogel & Noot Holding AG’s metal container operations	2011	Metal containers
DGS S.A.’s twist-off metal closures operations	2011	Metal vacuum closures
Nestlé Purina PetCare’s metal container manufacturing operations	2011	Metal containers
Öntaş Öner Teneke Ambalaj Sanayi ve Ticaret A.S.	2012	Metal containers and metal vacuum closures
Rexam High Barrier Food Containers, Inc., Rexam PLC’s plastic food container operations	2012	Plastic food containers
Amcor Packaging (Australia) Pty Ltd's metal vacuum closures operations in Australia	2013	Metal vacuum closures
Portola Packaging, Inc. and its subsidiaries	2013	Plastic closures
Tecnocap S.p.A.'s and Tecnocap LLC's metal vacuum closures operations in the U.S.	2013	Metal vacuum closures
Van Can Company's metal container manufacturing assets	2014	Metal containers
Injected Plastics Co.'s plastic closures operations	2015	Plastic closures
WestRock Company’s specialty closures and dispensing systems business	2017	Specialty closures and dispensing systems
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
SUPPLY “BEST VALUE” PACKAGING PRODUCTS WITH HIGH LEVELS OF QUALITY, SERVICE AND TECHNOLOGICAL SUPPORT
Since our inception, we have been, and intend to continue to be, devoted to consistently supplying our products with the combination of quality, price and service that our customers consider to be “best value.” In our metal container business, we focus on providing high quality and high levels of service and utilizing our low cost producer position. We have made and are continuing to make significant capital investments to offer our customers value-added features such as our family of Quick Top® easy-open ends for our metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have made and continue to make investments to enhance the competitive advantages of metal packaging for food, including a new manufacturing facility in the United States completed in 2016 to better optimize the logistical footprint of our metal containers business. Additionally, in 2018 we commercialized a smaller, near-site manufacturing facility in the United States to support growth of certain customers. In our closures business, we emphasize high levels of quality, service and technological support. We believe our closures business is the premier innovative closures and dispensing systems solutions provider to the food, beverage, health care, garden, personal care, home and beauty industries. We offer customers an extensive variety of metal and plastic closures for food and beverage products, as well as proprietary equipment solutions such as cap feeders, cappers and detection systems, to ensure high quality package safety. We also manufacture throughout the world a wide range of highly engineered dispensing systems for health care, garden, personal care, home, beauty and food products. In our plastic container business, we provide high levels of quality and service and focus on value-added, custom designed plastic containers to meet changing product and packaging demands of our customers. We believe that we are one of the few plastic packaging businesses that can custom design, manufacture and decorate a wide variety of plastic containers, providing the customer with the ability to satisfy more of its plastic packaging needs through one supplier. We will continue to supply customized products that can be delivered quickly to our customers with superior levels of design, development and technological support. We have made strategic investments to enhance the competitive position of our plastic container business, including the construction of two new plastic container manufacturing facilities in the United States that were completed in 2016, one of which is a near-site facility to a major customer and the other of which is to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business. Additionally, in 2018 we commercialized a new thermoformed plastic container manufacturing facility in the United States in support of continued growth.
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
In 2016, we completed optimization plans in each of our businesses that reduced manufacturing and logistical costs and provided productivity improvements and manufacturing efficiencies, thereby resulting in a lower cost manufacturing network for our businesses and strengthening the competitive position of each of our businesses in their respective markets. In conjunction with these optimization plans, we completed the construction of a new metal food container manufacturing facility and two new plastic container manufacturing facilities in the United States, the relocation of various equipment lines to facilities where we can better serve our customers and the rationalization of several existing manufacturing facilities. The three new manufacturing facilities are strategically located to meet the unique needs of our customers.
In 2018, we commercialized a new metal container manufacturing facility and a new thermoformed plastic container manufacturing facility, in each case to support continued growth in key markets.
MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE
Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In 2016, we used cash on hand and revolving loan borrowings under our then existing senior secured credit facility, or our 2014 Credit Facility, to fund repurchases of our common stock for $277.3 million (which included $269.4 million of our common stock purchased pursuant to a "modified Dutch auction" tender offer that was completed in November 2016). In February 2017, we issued $300 million of our 4¾% Senior Notes due 2025, or the 4¾% Notes, and €650 million of our 3¼% Senior Notes due 2025, or the 3¼% Notes. We used the net proceeds from the 4¾% Notes to prepay a portion of our outstanding U.S. dollar term loans and repay a portion of our outstanding revolving loans under our 2014 Credit Facility. We used the net proceeds from the 3¼% Notes to prepay all outstanding Euro term loans and repay all remaining outstanding revolving loans under our 2014 Credit Facility, to repay certain foreign bank revolving and term loans of certain of our non-U.S. subsidiaries and to redeem $220 million of our outstanding 5% Senior Notes due 2020, or the 5% Notes. In March 2017, we completed an amendment and restatement of our 2014 Credit Facility and entered into an amended and restated senior secured credit facility, which extended the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. In May 2018, we entered into an amendment to our amended and restated senior secured credit facility, as so amended, our Credit Agreement, which further extended maturity dates, lowered the margin on borrowings thereunder and provides additional flexibility with regard to strategic initiatives. Our Credit Agreement provides us with revolving loans, consisting of a multicurrency revolving loan facility of approximately $1.19 billion and a Canadian revolving loan facility of Cdn $15.0 million. Additionally, our Credit Agreement provided us with term loans, consisting of (i) U.S. $800 million of term loans designated U.S. A term loans and (ii) Cdn $45.5 million of term loans designated Canadian A term loans. In April 2017, we funded the purchase price for SDS with the $800 million of U.S. A term loans and revolving loan borrowings under our Credit Agreement. In April 2018, we redeemed all of our remaining outstanding 5% Notes ($280.0 million aggregate principal amount) with revolving loan borrowings under our Credit Agreement and cash on hand. You should also read Notes 3 and 9 to our Consolidated Financial Statements for the year ended December 31, 2018 included elsewhere in this Annual Report.
EXPAND THROUGH ACQUISITIONS AND INTERNAL GROWTH
We intend to continue to increase our market share in our current business lines and related business lines through acquisitions and internal growth. We use a disciplined approach to make acquisitions and investments that generate attractive cash returns. As a result, we expect to continue to expand and diversify our customer base, geographic presence and product lines. This strategy has enabled us to increase our net sales and income from operations over the last ten years.
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
While we have expanded our metal container business and increased our market share of metal containers primarily through acquisitions and growth with existing customers, we have also made over the last several years, and are continuing to make, significant capital investments in our metal container business to enhance our business and offer our customers value-added features, such as our family of Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In 2018, approximately 70 percent of our metal food containers sold had an easy-open end. In addition, we have made and continue to make investments to enhance the competitive advantages of metal packaging for food. In 2016, we completed the construction of a new metal food container manufacturing facility in Burlington, Iowa to better optimize the logistical footprint of our metal container operations in North America, allowing us to further reduce costs of our metal container business. Additionally, in 2018 we commercialized a smaller, near-site manufacturing facility in Breinigsville, Pennsylvania to support growth of certain customers.
With our acquisitions of our closures operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products. In 2017, we broadened our closures portfolio to include dispensing systems with our acquisition of SDS. Since 2003, following our acquisition of the White Cap closures operations in the United States, net sales of our closures business have increased sevenfold to $1.46 billion in 2018 as a result of acquisitions and internal growth. We may pursue further consolidation opportunities in the closures markets in which we operate, including in dispensing systems, or in adjacent closures markets. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic closures and dispensing systems. In making investments to pursue internal growth, we use a disciplined approach to generate attractive cash returns.

We have grown our market position for our plastic container business since 1987, with net sales increasing sevenfold to $614.1 million in 2018. We achieved this improvement primarily through strategic acquisitions as well as through internal growth. In 2016, we completed construction of two new plastic container manufacturing facilities, including a near-site facility to a major customer and another facility to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business. These new facilities are located in North East, Pennsylvania and Hazelwood, Missouri. Additionally, in 2018 we commercialized a new thermoformed plastic container manufacturing facility in Fort Smith, Arkansas in support of continued growth. The plastic containers segment of the consumer goods packaging industry continues to be highly fragmented, and we intend to pursue further consolidation opportunities in this market. We also expect to continue to generate internal growth in our plastic container business. As with acquisitions, we use a disciplined approach to pursue internal growth to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical markets.
ENHANCE PROFITABILITY THROUGH PRODUCTIVITY IMPROVEMENTS AND COST REDUCTIONS
We intend to continue to enhance profitability through investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions, and the optimization of our manufacturing facilities footprints. The additional sales and production capacity provided through acquisitions and investments have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. From 2014, we have closed four metal container manufacturing facilities, one closure manufacturing facility and four plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand.
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
In 2016, we completed optimization plans in each of our businesses that reduced manufacturing and logistical costs and provided productivity improvements and manufacturing efficiencies, thereby resulting in a lower cost manufacturing network for our businesses and strengthening the competitive position of each of our businesses in their respective markets.  In conjunction with these optimization plans, we completed the construction of a new metal food container manufacturing facility and two new plastic container manufacturing facilities, the relocation of various equipment lines to facilities where we can better serve our customers and the rationalization of several existing manufacturing facilities.  The three new manufacturing facilities are strategically located to meet the unique needs of our customers.
In 2018, we commercialized a new metal container manufacturing facility and a new thermoformed plastic container manufacturing facility, in each case to support continued growth in key markets.
BUSINESS SEGMENTS
We are a holding company that conducts our business through various operating subsidiaries. We operate three businesses, our metal container business, our closures business and our plastic container business.
METAL CONTAINERS—53.5 PERCENT OF OUR CONSOLIDATED NET SALES IN 2018
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2018 of slightly more than half of the market. Our metal container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as pet food, vegetables, soup, proteins (e.g., meat, chicken and seafood), tomato based products, adult nutritional drinks, fruit and other miscellaneous food products, as well as general line metal containers primarily for chemicals. We have 44 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. For 2018, our metal container business had net sales of $2.38 billion (approximately 53.5 percent of our consolidated net sales) and income from operations of $198.8 million (approximately 46.1 percent of our consolidated income from operations excluding corporate expense). We estimate that approximately 90 percent of our projected metal container sales in 2019 will be pursuant to multi-year customer supply arrangements.
Although metal containers face competition from plastic, paper, glass and composite containers, we believe metal containers are superior to plastic, paper and composite containers in applications where the contents are prepared at high temperatures, or packaged in larger consumer or institutional quantities, or where the long-term storage of the product is desirable while maintaining the product’s quality. We also believe that metal containers are generally more desirable than glass containers because metal containers are more durable and less costly to transport. In addition, metal containers are one of the most recycled packages in the world and are infinitely recyclable. While the market for metal food containers in the United States has experienced little or no growth over the last ten years, we have increased our market share of metal food containers in the United States primarily through acquisitions and growth with existing customers, and have enhanced our business by focusing on providing customers with high quality, high levels of service and value-added features such as our family of Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have made and continue to make investments to enhance the competitive advantages of metal packaging for food. In 2016, we completed the construction of a new metal food container manufacturing facility in the United States to better optimize the logistical footprint of our metal container business in North America, allowing us to further reduce costs of our metal container business. Additionally, in 2018 we commercialized a smaller, near-site manufacturing facility in the United States to support growth of certain customers.
CLOSURES—32.7 PERCENT OF OUR CONSOLIDATED NET SALES IN 2018
We are a leading worldwide manufacturer of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products. Our closures business provides customers with an extensive variety of proprietary metal and plastic closures and innovative dispensing system solutions that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering. We have 33 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 70 countries throughout the world. In addition, we license our technology to five other manufacturers for various markets we do not serve directly. For 2018, our closures business had net sales of $1.46 billion (approximately 32.7 percent of our consolidated net sales) and income from operations of $189.9 million (approximately 44.0 percent of our consolidated income from operations excluding corporate expense). Since 2003, following our acquisition of the White Cap closures operations in the United States, we have grown our closures business through acquisitions and internal growth, with net sales increasing sevenfold.
We manufacture metal and plastic closures for food and beverage products, such as ready-to-drink teas, sports drinks, dairy products, tomato sauce, salsa, pickles, baby food, juice drinks, ketchup, preserves, soup, cooking sauces, gravies, fruits, vegetables and infant formula products. With our acquisition in 2017 of SDS, we broadened our closures portfolio to manufacture dispensing systems for health care, garden, personal care, home, beauty and food products, such as health care nasal spray and topical applications, lawn and garden products, hard surface cleaning products, professional cleaning products, air and fabric care products, perfume and fragrance products, skin care products, lotions, cosmetics, soaps, hair care products and other bath and body products and condiments. We provide customers of our closures business with custom formulations of sealing/lining materials, designed either to minimize removal torques and enhance openability of our closures or to maintain sealability of our closures, in each case to meet the unique needs of our customers while also meeting applicable regulatory requirements. We offer our customers an extensive range of decorating options for our closures for product differentiation. We also provide customers with sealing/capping equipment and detection systems to complement our closures product offering. As a result of our extensive range of closures, our geographic presence and our focus on providing high levels of quality, service and technological support, we believe that we are uniquely positioned to serve food, beverage, health care, garden, personal care, home and beauty product companies for their closure needs.
PLASTIC CONTAINERS—13.8 PERCENT OF OUR CONSOLIDATED NET SALES IN 2018
We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers in North America for the markets that we serve. We are also a leading manufacturer in North America of plastic thermoformed barrier and non-barrier bowls and trays for shelf-stable food products. We operate 23 plastic container manufacturing facilities in the United States and Canada. For 2018, our plastic container business had net sales of $614.1 million (approximately 13.8 percent of our consolidated net sales) and income from operations of $42.6 million (approximately 9.9 percent of our consolidated income from operations excluding corporate expense). Since 1987, we have improved our market position for our plastic container business, with net sales increasing sevenfold.
We manufacture custom designed and stock plastic containers for personal care and health care products, including containers for mouthwash, shampoos, conditioners, hand creams, lotions, liquid soap, respiratory and gastrointestinal products, cosmetics and toiletries; food and beverage products, including peanut butter, salad dressings, condiments, dairy products and liquor; household and industrial chemical products, including containers for lawn, garden and agricultural products, scouring cleaners and cleaning agents; and pharmaceutical products, including containers for tablets and antacids. In addition, we manufacture plastic thermoformed barrier and non-barrier bowls and trays for food products, such as soups and other ready-to-eat meals and pet food, as well as thermoformed plastic tubs for food, household and personal care products, including soft fabric wipes. We also manufacture plastic closures, caps, sifters and fitments for food and household products, including salad dressings, condiments, peanut butter, spices, liquid margarine, powdered drink mixes and arts and crafts supplies.
Our leading position in the plastic container market is largely driven by our rapid response to our customers’ design, development and technology support needs and our value-added, diverse product line. This product line is the result of our ability to produce plastic containers from a full range of resin materials using a broad array of manufacturing, molding and decorating capabilities. We also strive to remain current with and, to some extent, anticipate innovations in resin composition and applications and changes in the technology for the manufacturing of plastic containers. We benefit from our large scale and nationwide presence, as significant consolidation is occurring in many of our customers’ markets. Through these capabilities, we are well-positioned to serve our customers, who demand customized solutions as they continue to seek innovative means to differentiate their products in the marketplace using packaging. In 2016, we completed the construction of two new plastic container manufacturing facilities in the United States, including a near-site facility to a major customer and another facility to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business. Additionally, in 2018 we commercialized a new thermoformed plastic container manufacturing facility in the United States in support of continued growth.
MANUFACTURING AND PRODUCTION
As is the practice in the industry, most of our customers provide us with periodic estimates of products and quantities pursuant to which commitments are given. These estimates enable us to effectively manage production and control working capital requirements. We schedule our production to meet customers’ requirements. Because the production time for our products is short, the backlog of customer orders in relation to our sales is not material.
As of February 1, 2019, we operated a total of 100 manufacturing facilities in 19 different countries throughout the world that serve the needs of our customers.
METAL CONTAINER BUSINESS
The manufacturing operations of our metal container business include cutting, coating, lithographing, fabricating, assembling and packaging finished cans. We use three basic processes to produce cans. The traditional three-piece method requires three pieces of flat metal to form a cylindrical body with a welded side seam, a bottom and a top. High integrity of the side seam is assured by the use of sophisticated electronic weld monitors and coatings that are thermally cured by induction and convection processes. The other two methods of producing cans start by forming a shallow cup that is then formed into the desired height using either the draw and iron process or the draw and redraw process. Using the draw and redraw process, we manufacture steel and aluminum two-piece cans, the height of which generally does not exceed the diameter. For cans the height of which is greater than the diameter, we manufacture steel two-piece cans by using a drawing and ironing process. We manufacture can bodies and ends from thin, high-strength aluminum alloys and steels by utilizing proprietary tool and die designs and selected can making equipment. We also manufacture our Quick Top® easy-open ends from both steel and aluminum alloys in a sophisticated precision progressive die process. We regularly review our Quick Top® easy-open end designs for improvements for optimum consumer preference through consumer studies and feedback.
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
RAW MATERIALS
Based upon our existing arrangements with suppliers and our current and anticipated requirements, we believe that we have made adequate provisions for acquiring our raw materials for the foreseeable future. As a result of significant consolidation of suppliers, we are, however, dependent upon a limited number of suppliers for our steel, aluminum, coatings and compound raw materials. Increases in the prices of raw materials have generally been passed along to our customers in accordance with our multi-year customer supply arrangements and through general price increases.
METAL CONTAINER BUSINESS
We use tinplated and chromium plated steel, aluminum, copper wire, organic coatings, lining compound and inks in the manufacture and decoration of our metal container products. Our material requirements are supplied through agreements and purchase orders with suppliers with whom we have long-term relationships. If our suppliers fail to deliver under their arrangements, we would be forced to purchase raw materials on the open market, and no assurances can be given that we would be able to purchase such raw materials or, if we are so able, that we would be able to purchase such raw materials at comparable prices or terms. Although there has been significant consolidation of suppliers, we believe that we have made adequate provisions to purchase sufficient quantities of these raw materials to meet our customers' requirements for the foreseeable future.
Our metal container supply agreements with our customers provide for the pass through of changes in our metal costs. For our metal container customers without long-term agreements, we have also generally increased prices to pass through increases in our metal costs.

CLOSURES BUSINESS
We use tinplated and chromium plated steel, aluminum, organic coatings, low-metallic inks and pulpboard, plastic and organic lining materials in the manufacture of metal closures. We use resins in pellet form, such as homopolymer polypropylene, copolymer polypropylene and HDPE, thermoplastic elastomer lining materials, processing additives and colorants in the manufacture of plastic closures and dispensing systems. Although no assurances can be given, we believe we have made adequate provisions to purchase sufficient quantities of these raw materials to meet our customers' requirements for the foreseeable future, despite the significant consolidation of suppliers.
Our closures supply agreements with our customers generally provide for the pass through of changes in our metal and resin costs, subject in many cases with respect to resin to a lag in the timing of such pass through. For our closures customers without long-term agreements, our closures business has also generally passed through changes in our metal and resin costs.
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
We believe that we have made adequate provisions to purchase sufficient quantities of resins to meet our customers' requirements for the foreseeable future, absent unforeseen events such as significant hurricanes.
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
Approximately 11 percent, 11 percent and 13 percent of our consolidated net sales were to Nestlé in 2018, 2017 and 2016, respectively. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.
You should also read “Risk Factors—We face competition from many companies and we may lose sales or experience lower margins on sales as a result of such competition” included elsewhere in this Annual Report.
METAL CONTAINER BUSINESS
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2018 of slightly more than half of the market. We have 44 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. Our largest customers for these products include Bonduelle Group, Campbell, Conagra Brands, Inc., Crider Foods, Inc., Del Monte, General Mills, Inc., Hill's Pet Nutrition, Inc., Hormel Foods Corporation, The Kraft Heinz Company, Mars, Incorporated, Nestlé, Pacific Coast, Stanislaus Food Products Company and Teasdale Quality Foods, Inc.
We have entered into multi-year supply arrangements with most of our customers for our metal container business. We estimate that approximately 90 percent of our projected metal container sales in 2019 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements. In Europe, our metal container business has had long-term relationships with many of its customers, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis.

Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal food container requirements. Our net sales of metal food containers to Nestlé in 2018 were $462.2 million. We also supply Nestlé with closures in North America and Europe and plastic containers in North America. In 2018, we entered into long-term supply agreements with Nestlé that run through 2025 for the supply of all of Nestlé’s North American metal food container requirements for pet food and other food products and to support growth initiatives of Nestlé. These long-term supply agreements replaced previous supply agreements with Nestlé. Each of these long-term supply agreements provide for certain prices and specify that those prices will be increased or decreased based upon price change formulas.
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
Our largest customers of our closures business include Campbell, The Coca-Cola Company, Colgate-Palmolive Company, Dean Foods Company, Hipp GmbH & Co Vertrieb KG, The Kraft Heinz Company, Johnson & Johnson, Molson Coors Brewing Company, Mizkan Holdings Co., Ltd., Nestlé, PepsiCo Inc., The Procter & Gamble Company, Puig S.L., S. C. Johnson & Son, Inc., The Scotts Company LLC, Spectrum Brands Holdings, Inc. and its affiliated entities, including United Industries Corporation, and Unilever, N.V. We have multi-year supply arrangements with many of our customers in the United States. Outside of the United States, the closures business has had long-term relationships with most of its customers. While we have multi-year supply arrangements with some of our closures customers outside of the United States, as is common practice, many supply arrangements with customers outside of the United States are negotiated on a year-by-year basis.
In addition, we license our technology to five other manufacturers who supply products in India, Israel, South Korea, Malaysia, Maldives, South Africa, Sri Lanka, Taiwan and Thailand.
PLASTIC CONTAINER BUSINESS
We are one of the leading manufacturers of custom designed and stock plastic containers sold in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets. We are also a leading manufacturer in North America of plastic thermoformed barrier and non-barrier bowls and trays for shelf-stable food products and pet food products. We market our plastic containers in most areas of North America through a direct sales force and a large network of distributors. We also market certain stock plastic containers through an on-line shopping catalog.
Our largest customers for our plastic container business include Bayer AG, Berlin Packaging LLC, Campbell, General Mills, Inc., Henkel AG & Co. KGaA, Johnson & Johnson, The Kraft Heinz Company, Mars, Incorporated, McCormick & Company, Inc., Perrigo Company plc, The Procter & Gamble Company, The Scotts Company LLC, TreeHouse Foods Inc., TricorBraun, Inc. and Vi-Jon Laboratories, Inc.
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
METAL CONTAINER BUSINESS
Of the commercial metal container manufacturers, Ardagh Group, Ball Metalpack, LLC and Crown Holdings, Inc. are our most significant competitors. Our competitors also include other regional suppliers. As an alternative to purchasing containers from commercial can manufacturers, customers have the ability to invest in equipment to self-manufacture their containers.
Because of the high cost of transporting empty containers, our metal container business generally sells to customers within a 300 mile radius of its manufacturing plants. Strategically located existing plants give us an advantage over competitors from other areas, but we could be potentially disadvantaged by the relocation of a major customer.
Although metal containers face competition from plastic, paper, glass and composite containers, we believe that metal containers are superior to plastic, composite and paper containers in applications, where the contents are prepared at high temperatures or packaged in larger consumer or institutional quantities or where long-term storage of the product is desirable while maintaining the product’s quality. We also believe that metal containers are more desirable generally than glass containers because metal containers are more durable and less costly to transport. In addition, metal containers are one of the most recycled packages in the world and are infinitely recyclable.
CLOSURES BUSINESS
Our closures business competes primarily with Albéa Beauty Holdings S.A., AptarGroup, Inc., Bericap Holding GmbH, Berry Global Group, Inc., Closures Systems International, Inc. (part of Rank Group Limited), Crown Holdings, Inc., Global Closure Systems, Groupe Massilly, Guala Dispensing Mexico, S.A. de C.V. and Tecnocap S.p.A. With our ability to manufacture an extensive range of metal and plastic closures and dispensing systems that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering, and our geographic presence, we believe we are uniquely positioned to serve food, beverage, health care, garden, personal care, home and beauty product companies for their closure needs.
PLASTIC CONTAINER BUSINESS
Our plastic container business competes with a number of large national producers of plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products. These competitors include Alpha Packaging, Inc., Alpla-Werke Alwin Lehner GmbH & Co. KG, Amcor Limited, Berry Global Group, Inc., Cebal Americas, Consolidated Container Company LLC, Graham Packaging Company (part of Rank Group Limited) and Plastipak Holdings, Inc. In addition to our rapid response to our customers’ design, development and technology support needs and our value-added, diverse product line, we strive to remain current with and, to some extent, anticipate innovations in resin composition and applications and changes in the technology for the manufacturing of plastic containers and closures.
EMPLOYEES
As of December 31, 2018, we employed approximately 3,200 salaried and 9,900 hourly employees on a full-time basis. Approximately 37 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. In addition, as of December 31, 2018, Campbell provided us with approximately 120 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.
Our labor contracts expire at various times between 2019 and 2022. As of December 31, 2018, contracts covering approximately 12 percent of our hourly employees in the United States and Canada will expire during 2019. We expect no significant changes in our relations with these unions.

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
RESEARCH AND PRODUCT DEVELOPMENT
Our research, product development and product engineering efforts relating to our metal container business are conducted at our research facilities in Oconomowoc, Wisconsin. Our research, product development and product engineering efforts relating to our closures business are conducted at our research facilities in Downers Grove, Illinois, Grandview, Missouri, Hannover, Germany and Waalwijk, Netherlands. Our research, product development and product engineering efforts with respect to our plastic container business are performed by our manufacturing and engineering personnel located at our plastic container manufacturing facilities. In addition to research, product development and product engineering, these sites also provide technical support to our customers. The amounts we have spent on research and development during the last three fiscal years are not material.
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
OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.
At December 31, 2018, we had $2,317.7 million of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions and refinancing our previously outstanding debt. In addition, at December 31, 2018, after taking into account outstanding letters of credit of $18.2 million, we had up to $1.17 billion and Cdn $15.0 million of revolving loans that we may borrow under our Credit Agreement. We also have available to us under our Credit Agreement an uncommitted multicurrency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided under our Credit Agreement), and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness.
A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. In 2018, we repaid $3.0 million in mandatory principal and paid $118.4 million in interest on our indebtedness. Starting in December 2019, we will be required to begin principal installment repayments for the term loans under our Credit Agreement, starting at 5 percent of the outstanding principal amount in December 2019 and increasing to 10 percent of the outstanding principal amount annually thereafter, with a final repayment of the remaining principal amount due on the maturity date of such term loans. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a significant portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. Based on the average outstanding amount of our variable rate indebtedness in 2018, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2018 interest expense by an aggregate amount of approximately $14.3 million.
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
DESPITE OUR CURRENT LEVELS OF INDEBTEDNESS, WE MAY INCUR ADDITIONAL DEBT IN THE FUTURE, WHICH COULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.
We are continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisitions and to fund any resulting increased operating needs. In 2017, for example, we funded the purchase price for our acquisition of SDS through term loan and revolving loan borrowings under our Credit Agreement in the aggregate amount of $1,023.8 million. If new debt is added to our current debt levels, the related risks we now face could increase. We will have to effect any new financing in compliance with the agreements governing our then existing indebtedness. The indentures governing the 5½% Notes and the 4¾% Notes and the 3¼% Notes do not prohibit us from incurring additional indebtedness.

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
The indentures governing the 5½% Notes and the 4¾% Notes and the 3¼% Notes contain certain covenants that also restrict our ability to create liens, issue guarantees, engage in sale and leaseback transactions and consolidate, merge or sell assets. These covenants could restrict us in the pursuit of our growth strategy.
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
In 2018, approximately 90 percent of our metal container sales and a majority of our closures and plastic container sales were pursuant to multi-year supply arrangements. Although no assurances can be given, we have been successful historically in continuing these multi-year customer supply arrangements. Additionally, in general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal. If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the proposal.
The loss of any major customer, a significant reduction in the purchasing levels of any major customer or a significant adverse change in the terms of our supply agreement with any major customer could adversely affect our results of operations.
DEMAND FOR OUR PRODUCTS COULD BE AFFECTED BY CHANGES IN LAWS AND REGULATIONS APPLICABLE TO FOOD AND BEVERAGES AND CHANGES IN CONSUMER PREFERENCES.
We manufacture and sell metal and plastic rigid packaging for consumer goods products. Many of our products are used to package food and beverages, and therefore they come into direct contact with these products. Accordingly, such products must comply with various laws and regulations for food and beverages applicable to our customers. Changes in such laws and regulations could negatively impact our customers’ demand for our products as they comply with such changes and/or require us to make changes to our products. Such changes to our products could include modifications relating to the inclusion of bisphenol A in the coatings and compounds that we use, possibly resulting in the incurrence by us of additional costs. Additionally, because our products are used to package consumer goods, we are subject to a variety of risks that could influence consumer behavior and negatively impact demand for our products, including changes in consumer preferences driven by various health-related and environmental concerns and perceptions.
OUR FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO OBTAIN SUFFICIENT QUANTITIES OF RAW MATERIALS OR MAINTAIN OUR ABILITY TO PASS RAW MATERIAL PRICE INCREASES THROUGH TO OUR CUSTOMERS.
We purchase steel, aluminum, plastic resins and other raw materials from various suppliers. Sufficient quantities of these raw materials may not be available in the future, whether due to reductions in capacity because of, among other things, significant consolidation of suppliers, increased demand in excess of available supply, unforeseen events such as significant hurricanes, government imposed quotas or other reasons. In addition, such materials are subject to price fluctuations due to a number of factors, including increases in demand for the same raw materials, the availability of other substitute materials, tariffs and general economic conditions that are beyond our control.
Over the last few years, there has been significant consolidation of suppliers of steel worldwide. In addition, tariffs, quotas and court cases have negatively impacted the ability and desire of steel suppliers to competitively supply steel outside of their countries. More recently, the United States began imposing new tariffs on steel supply into the United States from certain foreign countries starting in June 2018, which has increased the cost of steel imported into the United States as well as ultimately steel manufactured in the United States. Additionally, exemptions from tariffs granted by the United States have been inconsistent and unpredictable. In Europe, recently enacted quotas on foreign steel supply has negatively impacted the ability of foreign steel suppliers to supply steel into Europe. Additional tariffs and/or quotas or other limitations on steel supply could further negatively impact the ability and desire of steel suppliers to competitively supply steel outside of their countries. Our metal container and metal closures supply agreements with our customers provide for the pass through of changes in our metal costs. For our customers without long-term agreements, we also generally increase prices to pass through increases in our metal costs. However, the impact of tariffs and quotas creates volatility in the applicable markets and therefore creates challenges for us and our customers in passing through costs related to such tariffs and quotas.
Our resin requirements are primarily acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The prices that we pay for resins are not fixed and are subject to market pricing, which has fluctuated significantly in the past few years. Our plastic container, plastic closures and dispensing systems supply agreements with our customers generally provide for the pass through of changes in resin costs, subject in many cases to a lag in the timing of such pass through. For customers without long-term agreements, we also generally pass through changes in resin costs.
Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2019. Additionally, although no assurances can be given, we generally have been able to pass raw material cost increases through to our customers. The loss of our ability to pass those cost increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.
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
There has been concern regarding the overall stability of the Euro and the future of the Euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. Potential developments and market perceptions related to the Euro could adversely affect the value of our Euro-denominated assets, reduce the amount of our translated amounts of U.S. dollar revenue and income, negatively impact our indebtedness in any such Eurozone country (including our ability to refinance such indebtedness) and otherwise negatively affect our business, financial condition or results of operations. For example, in June 2016, the United Kingdom voted to leave the European Union (commonly referred to as Brexit). The implementation and effects of Brexit have been marked by political unpredictability and lack of clarity around the future economic relationship between the United Kingdom and the European Union. Although our revenue and income related to the United Kingdom is less than one percent of our overall revenue and income, Brexit could potentially disrupt and create uncertainty surrounding our business related to the United Kingdom, including our relationships with existing and future customers, suppliers and employees. We cannot predict the long-term economic, financial, trade and legal implications that the withdrawal of the United Kingdom from the European Union would have and how such withdrawal would affect our business globally and in the region. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership.
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
THE COST OF PRODUCING OUR PRODUCTS MAY BE ADVERSELY AFFECTED BY VARIOUS FACTORS.
The cost of producing our products is affected by many factors, some of which can be volatile and some of which may be challenging. For example, the cost of producing our products is sensitive to our energy costs, such as natural gas and electricity. We have, from time to time, entered into contracts to hedge a portion of our natural gas costs. Energy prices, in particular oil and natural gas prices, have been volatile in recent years, with a corresponding effect on our production costs.
Many countries, including most recently the United States, have imposed tariffs on imported products from certain other countries, including products and components supplied cross border within a company. Although we engage in limited cross border supply within our businesses, tariffs or quotas imposed on any cross border supplies within our businesses would increase the cost of our products and could adversely impact our results of operations. Additionally, local suppliers tend to increase prices for their products due to the protection offered by tariffs. Any such increases would increase the cost of our products and could adversely impact our results of operations.
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
PROLONGED WORK STOPPAGES AT OUR FACILITIES WITH UNIONIZED LABOR COULD JEOPARDIZE OUR FINANCIAL CONDITION.
As of December 31, 2018, we employed approximately 9,900 hourly employees on a full-time basis. Approximately 37 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. Our labor contracts expire at various times between 2019 and 2022. We cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable to us than current agreements. Disputes with the unions representing our employees could result in strikes or other labor protests that could disrupt our operations and divert the attention of management from operating our business. A strike or work stoppage could make it difficult for us to find a sufficient number of people with the necessary skills to replace those employees. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations.
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
OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.
Our international operations generated approximately $1,115.2 million, or approximately 25 percent, of our consolidated net sales in 2018. As of February 1, 2019, we have a total of 42 manufacturing facilities in a total of 18 countries outside of the United States, including Canada, Mexico and countries located in Europe, Asia and South America, serving customers in approximately 90 countries worldwide. Our business strategy may include continued expansion of international activities. Accordingly, the risks associated with operating in foreign countries, including Canada, Mexico and countries located in Europe, Asia and South America, may have a negative impact on our liquidity and net income. For example, the current economic uncertainty in Europe and China and the geopolitical disruptions in Russia and the Middle East and related adverse economic conditions and the current trade uncertainty throughout the world may have an adverse effect on our results of operations and financial condition. Since 2016, we ceased operations at our metal container manufacturing facilities in the Ukraine and Jordan because of the geopolitical environment in those areas.
Risks associated with operating in foreign countries include, but are not limited to:

•	political, social and economic instability;

•	inconsistent product regulation or policy changes by foreign agencies or governments;

•	war, civil disturbance or acts of terrorism;

•	compliance with and changes in applicable foreign laws;

•	loss or non-renewal of treaties or similar agreements with foreign tax authorities;

•	difficulties in enforcement of contractual obligations and intellectual property rights;

•	high social benefits for labor;

•	national and regional labor strikes;

•	imposition of limitations on conversions of foreign currencies into U.S. dollars or payment of dividends and other payments by non-U.S. subsidiaries;

•	foreign exchange rate risks;

•	difficulties in expatriating cash generated or held by non-U.S. subsidiaries;

•	uncertainties arising from local business practices and cultural considerations;

•	changes in tax laws, or the interpretation thereof, affecting foreign tax credits or tax deductions relating to our non-U.S. earnings or operations;

•	hyperinflation, currency devaluation or defaults in certain foreign countries;

•	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•	customs, import/export and other trade compliance regulations or policies;

•	non-tariff barriers and higher duty rates;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	application of the Foreign Corrupt Practices Act and similar laws;

•	increased costs in maintaining international manufacturing and marketing efforts; and

•	taking of property by nationalization or expropriation without fair compensation.
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
We maintain noncontributory, defined benefit pension plans covering a substantial number of our employees, which we fund based on certain actuarial assumptions. The plans’ assets consist primarily of common stocks and fixed income securities. If the investments of the plans do not perform at expected levels, then we may have to contribute additional funds to ensure that the plans will be able to pay out benefits as scheduled. Such an increase in funding would result in a decrease in our available cash flow. In addition, any such investment performance significantly below our expected levels could adversely impact our results of operations. For example, the significant market declines in investment values at the end of 2018 as compared to our assumed rate of return for the plans for the year will have a non-cash unfavorable impact of approximately $20 million on our results of operations in 2019.
WE PARTICIPATE IN MULTIEMPLOYER PENSION PLANS UNDER WHICH, IN THE EVENT OF CERTAIN CIRCUMSTANCES, WE COULD INCUR ADDITIONAL LIABILITIES WHICH MAY BE MATERIAL AND MAY NEGATIVELY AFFECT OUR FINANCIAL RESULTS.
We participate in four multiemployer pension plans which provide defined benefits to certain of our union employees.  Because of the nature of multiemployer pension plans, there are risks associated with participating in such plans that differ from single-employer pension plans.  Amounts contributed by an employer to a multiemployer pension plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer.  In the event that another participating employer to a multiemployer pension plan in which we participate no longer contributes to such plan, the unfunded obligations of such plan may be borne by the remaining participating employers, including us.  In such event, our required contributions to such plan could increase, which could negatively affect our financial condition and results of operations.  In the event that we withdraw from participation in a multiemployer pension plan in which we participate or otherwise cease to make contributions to such a plan or in the event of the termination of such a plan, we potentially could be required under applicable law to make additional contributions to such plan in respect of the unfunded accrued benefits of such plan, which unfunded accrued benefits could be significant.  Such additional contributions could be material and could negatively affect our financial condition and results of operations.  As further discussed in Note 12 to our Consolidated Financial Statements for the year ended December 31, 2018 included elsewhere in this Annual Report, two of the multiemployer pension plans in which we participate have a funded status of less than 65 percent.

IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL OR TRADE NAMES, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.
As a result of our acquisitions, we have $1.1 billion of goodwill and $32.1 million of indefinite-lived trade names recorded on our consolidated balance sheet at December 31, 2018. We are required to periodically determine if our goodwill and trade names have become impaired, in which case we would write-down the impaired portion. If we were required to write-down all or part of our goodwill or trade names, our net income and net worth could be materially adversely affected.

INCREASED INFORMATION TECHNOLOGY SECURITY THREATS AND MORE SOPHISTICATED AND TARGETED COMPUTER CRIME COULD POSE A RISK TO OUR SYSTEMS, NETWORKS, PRODUCTS, SOLUTIONS AND SERVICES.
In order to conduct our business, we rely on information technology systems, networks and services, some of which are managed, hosted and provided by third-party service providers. Although we have not experienced any material breaches or material losses related to cyberattacks to date, increased global security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and those of our third-party service providers and the confidentiality, availability and integrity of our data. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, including, but not limited to, confidential information relating to our employees, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. A cyberattack or other disruption may also result in a financial loss, including potential fines for failure to safeguard data.
We have taken steps and incurred costs to further strengthen the security of our computer systems and continue to assess, maintain and enhance the ongoing effectiveness of our information security systems. While we attempt to mitigate these risks by employing a number of measures, including development and implementation of cybersecurity policies and procedures, employee training, comprehensive monitoring of our networks and systems and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognizable until launched against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. It is therefore possible that in the future we may suffer a criminal attack where unauthorized parties gain access to personal information in our possession, and we may not be able to identify any such incident in a timely manner.
In addition, the interpretation and application of data protection laws, including federal, state and international laws, relating to the collection, use, retention, disclosure, security and transfer of personally identifiable data in the United States, Europe (including but not limited to the European Union's General Data Protection Regulation) and elsewhere, are uncertain and evolving.
As a result of potential cyberattack threats and existing and new data protection requirements, we have incurred and expect to continue to incur ongoing operating costs as part of our efforts to protect and safeguard our sensitive data and personal information. These efforts also may divert management and employee attention from other business and growth initiatives. A breach in information privacy could result in legal or reputational risks and could have a materially adverse impact on our business, financial condition and results of operations.
OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER US AND THEIR EXERCISE OF THAT INFLUENCE COULD BE ADVERSE TO YOUR INTERESTS.
As of December 31, 2018, Messrs. Silver and Horrigan beneficially owned an aggregate of 32,370,030 shares of our common stock, or approximately 29 percent of our outstanding common stock, which excludes certain shares of our common stock owned by affiliates and related family transferees of Messrs. Silver and Horrigan that are not deemed to be beneficially owned by Messrs. Silver or Horrigan. Accordingly, if they act together, they will be able to exercise substantial influence over all matters submitted to the stockholders for a vote, including the election of directors. In addition, we and Messrs. Silver and Horrigan have entered into an amended and restated principal stockholders agreement, or the Stockholders Agreement, that provides for certain director nomination rights. Under the Stockholders Agreement, the Group (as defined in the Stockholders Agreement and generally including Messrs. Silver and Horrigan and their affiliates and related family transferees and estates) has the right to nominate for election all of our directors until the Group holds less than one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997. At least one of the Group’s nominees must be either Mr. Silver or Mr. Horrigan during the three-year period covering the staggered terms of our three classes of directors. On February 14, 1997, the Group held 57,224,720 shares of our common stock in the aggregate (as adjusted for our two-for-one stock splits in 2005, 2010 and 2017). Additionally, the Group has the right to nominate for election either Mr. Silver or Mr. Horrigan as a member of our Board of Directors when the Group no longer holds at least one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997 but beneficially owns at least 5 percent of our common stock. The Stockholders Agreement continues until the death or disability of both of Messrs. Silver and Horrigan. The provisions of the Stockholders Agreement could have the effect of delaying, deferring or preventing a change of control of Silgan Holdings Inc. and preventing our stockholders from receiving a premium for their shares of our common stock in any proposed acquisition of Silgan Holdings Inc.
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
In particular, our amended and restated certificate of incorporation provides that:

•	the Board of Directors is authorized to issue one or more classes of preferred stock having such designations, rights and preferences as may be determined by the Board;

•	the Board of Directors is divided into three classes, and each year approximately one-third of the directors are elected for a term of three years;

•	the Board of Directors is fixed at seven members, subject to the ability of the Board of Directors to increase the size of the Board of Directors to up to nine members for a period of time; and

•	action taken by the holders of common stock must be taken at a meeting and may not be taken by consent in writing.
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
Under our Credit Agreement, the occurrence of a change of control (as defined in our Credit Agreement) constitutes an event of default, permitting, among other things, the acceleration of amounts owed thereunder. Additionally, upon the occurrence of a change of control as defined in the indentures governing the 5½% Notes and the 4¾% Notes and the 3¼% Notes, we must make an offer to repurchase the 5½% Notes and the 4¾% Notes and the 3¼% Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of purchase. We may not have sufficient funds or be able to obtain sufficient financing to meet such obligations under our Credit Agreement and such indentures. In addition, even if we were able to finance such obligations, such financing may be on terms that are unfavorable to us or less favorable to us than the terms of our existing indebtedness.

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
We own and lease properties for use in the ordinary course of business. The properties consist primarily of 44 operating facilities for the metal container business, 33 operating facilities for the closures business and 23 operating facilities for the plastic container business. We own 57 of these facilities and lease 43. The leases expire at various times through 2040. Some of these leases provide renewal options as well as various purchase options.
Below is a list of our operating facilities, including attached warehouses, as of February 1, 2019 for our metal container business:

Location	Approximate Building Area (square feet)
Antioch, CA	144,500	(leased)
Modesto, CA	37,800	(leased)
Modesto, CA	128,000	(leased)
Modesto, CA	150,000	(leased)
Riverbank, CA	167,000
Sacramento, CA	217,600	(leased)
Hoopeston, IL	323,600
Rochelle, IL	295,900	(75,000 leased)
Hammond, IN	158,000	(leased)
Burlington, IA	414,400
Ft. Dodge, IA	232,400	(leased)
Ft. Madison, IA	150,700	(56,000 leased)
Savage, MN	160,000
Mt. Vernon, MO	100,000
St. Joseph, MO	206,500
Edison, NJ	265,500
Lyons, NY	149,700
Maxton, NC	225,700	(leased)
Napoleon, OH	302,100	(leased)
Breinigsville, PA	187,500	(leased)
Lancaster, SC	58,100
Trenton, TN	96,300	(leased)
Paris, TX	266,300	(leased)
Toppenish, WA	217,700
Menomonee Falls, WI	116,000
Menomonie, WI	129,400	(leased)
Oconomowoc, WI	114,600
Plover, WI	86,800	(leased)
Waupun, WI	212,000
Las Piedras, Puerto Rico	26,800	(leased)
Mitterdorf im Murtzal, Austria	192,000
Leipzig, Germany	190,000
Meissen, Germany	139,000
Agios Ionnis Renti, Greece	309,000
Skydra, Greece	200,000
Bitola, Macedonia	120,000

Location	Approximate Building Area (square feet)
Malomice, Poland	87,000
Szprotawa, Poland	82,000
Tczew, Poland	116,000
Enem, Adjigeva, Russia	99,000
Stupino, Russia	148,000
Nove-Mesto nad Vahom, Slovakia	379,000	(119,000 leased)
Ljubljana-Zalog, Slovenia	182,000
Izmir, Turkey	170,000

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2019 for our closures business:

Location	Approximate Building Area (square feet)
Tolleson, AZ	115,000	(leased)
Athens, GA	222,200	(leased)
Champaign, IL	254,600	(leased)
Waukegan, IL	74,200	(leased)
Evansville, IN	186,000
Richmond, IN	462,700
Winfield, KS	158,300
Grandview, MO	479,800	(leased)
Washington Courthouse, OH	15,800
New Castle, PA	126,500
West Hazleton, PA	151,500	(leased)
Slatersville, RI	144,000	(leased)
Kingsport, TN	100,000
Pocos de Caldas, Brazil	39,800
Valinhos, Brazil	129,400
Shanghai, China	49,400
Wuxi, China	240,100
Louny, Czech Republic	56,800	(leased)
Hannover, Germany	549,000	(leased)
Hemer, Germany	169,000
Battipaglia, Italy	156,500
Milan, Italy	93,300
Vicenza, Italy	88,800	(leased)
Guadalajara, Mexico	80,000	(leased)
San Luis Potosi, Mexico	182,700
Tecate, Mexico	22,800	(leased)
Tijuana, Mexico	48,600	(leased)
Santa Rosa City, Philippines	87,800	(leased)
Niepolomice, Poland	170,100
Niepolomice, Poland	78,700
Barcelona, Spain	132,500
Torello, Spain	71,900	(leased)
Doncaster, United Kingdom	80,000	(leased)

Below is a list of our operating facilities, including attached warehouses, as of February 1, 2019 for our plastic container business:

Location	Approximate Building Area (square feet)
Fort Smith, AR	109,000
Deep River, CT	146,000
Monroe, GA	117,000
Flora, IL	56,400
Ligonier, IN	469,000	(276,000 leased)
Seymour, IN	406,000
Franklin, KY	122,000	(leased)
Hazelwood, MO	335,300	(leased)
Union, MO	195,000
Penn Yan, NY	103,000
Ottawa, OH	447,000	(180,000 leased)
Langhorne, PA	172,600	(leased)
North East, PA	135,000	(leased)
Houston, TX	335,200
Triadelphia, WV	168,400
Edmonton, Alberta	55,600	(leased)
Delta, British Columbia	43,000	(leased)
Scarborough, Ontario	117,000
Woodbridge, Ontario	147,500	(leased)
Woodbridge, Ontario	97,600	(leased)
Lachine, Quebec	113,300	(leased)
Lachine, Quebec	79,400	(leased)
Montreal, Quebec	43,500	(leased)
We lease our research facilities in Oconomowoc, Wisconsin, Downers Grove, Illinois, Grandview, Missouri, Hannover, Germany and Waalwijk, Netherlands. We also own and lease other warehouse facilities that are detached from our manufacturing facilities. Additionally, we may sublease other facilities that we previously operated.
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
A competition authority in Germany commenced an antitrust investigation in 2015 involving the industry association for metal packaging in Germany and its members, including our metal container and closures subsidiaries in Germany. At the end of April 2018, the European Commission commenced an antitrust investigation involving the metal packaging industry in Europe including our metal container and closures subsidiaries, which should effectively close out the investigation in Germany. Given the early stage of the investigation, we cannot reasonably assess what actions may result from these investigations or estimate what costs we may incur as a result thereof.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is quoted on the Nasdaq Global Select Market System under the symbol SLGN. As of January 31, 2019, we had 40 holders of record of our common stock.
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
ISSUER PURCHASES OF EQUITY SECURITIES
On October 17, 2016, our Board of Directors authorized the repurchase by us of up to $300.0 million of our common stock by various means from time to time through and including December 31, 2021, of which we repurchased approximately $170.6 million of our common stock prior to the fourth quarter of 2018. Pursuant to this authorization, we also repurchased $4.8 million of our common stock through open market purchases in the fourth quarter of 2018. Accordingly, at December 31, 2018, we had approximately $124.6 million remaining for the repurchase of our common stock under this authorization.

The following table provides information about shares of our common stock that we repurchased during the fourth quarter of 2018:

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a) Total Number of Shares Purchased
		(b) Average Price Paid per Share

October 1-31, 2018	—	—	—	$129.4
November 1-30, 2018	—	—	—	$129.4
December 1-31, 2018	188,300	$25.31	188,300	$124.6

Total	188,300	$25.31	188,300	$124.6

ITEM 6. SELECTED FINANCIAL DATA.
In the table that follows, we provide you with selected financial data of Silgan Holdings Inc. We have derived this data from our consolidated financial statements for the five years ended December 31, 2018. Our consolidated financial statements for the five years ended December 31, 2018 have been audited by Ernst & Young LLP, our independent registered public accounting firm.
You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Selected Financial Data

	Year Ended December 31,
	2018(a)	2017(a)	2016	2015	2014(a)
	(Dollars in millions, except per share data)
Operating Data:
Net sales	$4,448.9	$4,089.9	$3,612.9	$3,764.0	$3,911.8
Cost of goods sold (b)	3,759.1	3,455.4	3,101.1	3,233.6	3,333.5
Gross profit	689.8	634.5	511.8	530.4	578.3
Selling, general and administrative expenses (b) (c)	308.4	305.1	219.9	226.4	230.3
Rationalization charges	6.3	5.8	19.1	14.4	14.5
Other pension and post retirement income (b)	(37.0)	(33.4)	(26.9)	(30.2)	(27.4)
Income before interest and income taxes	412.1	357.0	299.7	319.8	360.9
Interest and other debt expense before loss on early extinguishment of debt	116.3	110.2	67.8	66.9	74.8
Loss on early extinguishment of debt	2.5	7.1	—	—	1.5
Interest and other debt expense	118.8	117.3	67.8	66.9	76.3
Income before income taxes	293.3	239.7	231.9	252.9	284.6
Provision (benefit) for income taxes (d)	69.3	(30.0)	78.5	80.5	102.2
Net income	$224.0	$269.7	$153.4	$172.4	$182.4
Per Share Data: (e)
Basic net income per share	$2.03	$2.44	$1.28	$1.41	$1.44
Diluted net income per share	$2.01	$2.42	$1.27	$1.41	$1.43
Dividends per share	$0.40	$0.36	$0.34	$0.32	$0.30
Selected Segment Data:
Net sales:
Metal containers	$2,378.0	$2,278.1	$2,271.9	$2,365.3	$2,369.7
Closures	1,456.8	1,246.7	797.1	805.0	882.9
Plastic containers	614.1	565.1	543.9	593.7	659.2
Segment income:
Metal containers (f)	198.8	230.2	214.7	236.4	248.7
Closures (g)	189.9	142.0	99.8	91.8	75.6
Plastic containers (h)	42.6	27.8	5.2	7.8	51.5

Selected Financial Data

	Year Ended December 31,
	2018(a)	2017(a)	2016	2015	2014(a)
	(Dollars in millions, except per share data)
Other Data:
Capital expenditures	$191.0	$174.4	$191.9	$237.3	$140.5
Depreciation and amortization (i)	191.7	174.1	143.1	142.2	148.1
Net cash provided by operating activities (j)	506.5	389.8	394.6	335.7	348.2
Net cash used in investing activities	(189.9)	(1,197.7)	(180.3)	(237.1)	(156.9)
Net cash (used in) provided by financing activities (k)	(293.6)	836.8	(289.5)	(221.3)	(129.2)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$72.8	$53.5	$24.7	$99.9	$222.6
Goodwill	1,148.3	1,171.5	604.7	612.8	630.3
Total assets (k) (l)	4,579.3	4,645.4	3,149.4	3,192.7	3,274.1
Total debt (k)	2,304.6	2,547.3	1,561.6	1,513.5	1,584.1
Stockholders’ equity	881.3	766.1	469.4	639.2	710.0
Notes to Selected Financial Data

(a)	In April 2017, we acquired SDS, the specialty closures and dispensing systems operations of WestRock Company. In September 2014, we acquired the metal container assets of Van Can Company.

(b)
In 2018, we retrospectively adopted new accounting guidance regarding certain classifications related to other components of net periodic benefit costs. As a result, cost of goods sold was increased by $26.6 million, $21.7 million, $23.7 million and $21.5 million in 2017, 2016, 2015 and 2014, respectively; selling, general and administrative expenses were increased by $6.8 million, $5.2 million, $6.5 million and $5.9 million in 2017, 2016, 2015 and 2014, respectively; and we reported other pension and postretirement income of $33.4 million, $26.9 million, $30.2 million and $27.4 million in 2017, 2016, 2015 and 2014, respectively.

(c)	Selling, general and administrative expenses include costs attributed to announced acquisitions of $24.7 million and $1.4 million in 2017 and 2016, respectively.

(d)
The effective tax rate for 2017 was favorably impacted by the benefit from effective tax rate adjustments totaling $110.9 million primarily related to the revaluation of net deferred tax liabilities to reflect lower future cash tax obligations as a result of the reduction in the U.S. corporate income tax rate under the legislation commonly referred to as the Tax Cuts and Jobs Act enacted in December 2017.

(e)	Per share amounts have been retroactively adjusted for the two-for-one stock split of our common stock that occurred on May 26, 2017.

(f)
Segment income of the metal container business includes rationalization charges (credits) of $5.3 million, $3.3 million, $12.1 million and $(0.4) million in 2018, 2017, 2016 and 2014, respectively. Segment income of the metal container business also includes a $3.0 million charge related to the resolution of a past non-commercial legal dispute in 2017.

(g)
Segment income of the closures business includes rationalization charges of $0.2 million, $1.0 million, $0.6 million, $1.7 million and $12.2 million in 2018, 2017, 2016, 2015 and 2014, respectively, and loss from operations in Venezuela of $3.1 million in 2014.

(h)
Segment income of the plastic container business includes rationalization charges of $0.8 million, $1.5 million, $6.4 million, $12.7 million and $2.7 million in 2018, 2017, 2016, 2015 and 2014 , respectively.

(i)	Depreciation and amortization excludes amortization of debt discount and issuance costs.

(j)
In 2016, we retrospectively adopted new accounting guidance regarding certain classifications on the statement of cash flows related to excess tax benefits and shares repurchased from employees for tax withholding purposes. As a result, net cash provided by operating activities was increased by $0.3 million and $3.2 million in 2015 and 2014, respectively, and net cash (used in) provided by financing activities was decreased by $0.3 million and $3.2 million in 2015 and 2014, respectively.

(k)
In 2015, we retrospectively adopted new accounting guidance regarding the classification of certain debt issuance costs. As a result, each of total assets and total debt were decreased by $14.9 million in 2014.

(l)
In 2015, we retrospectively adopted new accounting guidance regarding the classification of deferred taxes. As a result, each of total assets and total liabilities were decreased by $14.9 million in 2014.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2018. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.
GENERAL
We are a leading manufacturer of rigid packaging for consumer goods products. We currently produce steel and aluminum containers for human and pet food and general line products; metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products; and custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products. We are a leading manufacturer of metal containers in North America and Europe, the largest manufacturer of metal food containers in North America with a unit volume market share in the United States for the year ended December 31, 2018 of slightly more than half of the market, a leading worldwide manufacturer of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products, and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets.
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
We are a leading manufacturer of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past 30 years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé, Dial, Del Monte, Birds Eye, Campbell, Pacific Coast and Purina Steel Can reflect this trend. We estimate that approximately seven percent of the market for metal food containers in the United States is still served by self-manufacturers. In addition, the metal food container market in North America has been relatively flat during this period, despite losing market share as a result of more dining out, fresh produce and competing materials. However, we increased our share of the market for metal food containers in the United States primarily through acquisitions and growth with existing customers, and we have enhanced our business by focusing on providing customers with high levels of quality and service and value-added features such as our Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. We anticipate that the market will be relatively flat in the future, but will continue to increase in areas of consumer convenience products such as easy-open ends. In 2018, approximately 70 percent of our metal food containers sold had an easy-open end. We have further enhanced our metal container business through optimization measures, which included a new manufacturing facility in the United States that was completed in 2016. This new metal food container manufacturing facility allowed us to better optimize the logistical footprint of our metal container business in North America and to further reduce costs of our metal container business. Additionally, in 2018 we commercialized a smaller, near-site manufacturing facility in the United States to support growth of certain customers.
With our acquisitions of our closures operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products. In 2017, we broadened our closures portfolio to include dispensing systems with our acquisition of SDS. Since 2003, following our acquisition of the White Cap closures operations in the United States, net sales of our closures business have increased sevenfold to $1.46 billion in 2018 as a result of acquisitions and internal growth. We may pursue further consolidation opportunities in the closures markets in which we operate, including in dispensing systems, or in adjacent closures markets. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic closures and dispensing systems.
We have improved the market position of our plastic container business since 1987, with net sales increasing sevenfold to $614.1 million in 2018. We achieved this improved market position primarily through strategic acquisitions as well as through internal growth. In 2016, we completed the construction of two new plastic container manufacturing facilities in the United States, including a near-site facility to a major customer and another facility to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business. Additionally, in 2018 we commercialized a new thermoformed plastic container manufacturing facility in the United States in support of continued growth. The plastic container market of the consumer goods packaging industry continues to be highly fragmented, with growth rates in excess of population expansion due to substitution of plastic for other materials. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy.
OPERATING PERFORMANCE
We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions and the optimization of our manufacturing facilities footprints. Our acquisitions and investments have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. From 2014, we have closed four metal container manufacturing facilities, one closure manufacturing facility and four plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand.
We have also invested substantial capital in the past several years for new market opportunities and value-added products such as Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have made and continue to make investments to enhance the competitive advantages of metal packaging for food. In 2016, we completed optimization plans in each of our businesses that reduced manufacturing and logistical costs and provided productivity improvements and manufacturing efficiencies, thereby resulting in a lower cost manufacturing network for our businesses and strengthening the competitive position of each of our businesses in their respective markets.  In conjunction with these optimization plans, we completed the construction of a new metal food container manufacturing facility and two new plastic container manufacturing facilities, the relocation of various equipment lines to facilities where we can better serve our customers and the rationalization of several existing manufacturing facilities.  The three new manufacturing facilities are strategically located to meet the unique needs of our customers. In addition to optimizing freight and logistical costs, these three new facilities allowed us to further reduce costs and rationalize our manufacturing footprint. Additionally, in 2018 we commercialized a new metal container manufacturing facility and a new thermoformed plastic container manufacturing facility, in each case to support continued growth in key markets.
Historically, we have been successful in renewing our multi-year supply arrangements with our customers. We estimate that in 2019 approximately 90 percent of our projected metal container sales and a majority of our projected closures and plastic containers sales will be under multi-year arrangements.
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
USE OF CAPITAL
Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In 2016, we used cash on hand and revolving loan borrowings under our 2014 Credit Facility to fund repurchases of our common stock for $277.3 million (which included $269.4 million of our common stock purchased pursuant to a "modified Dutch auction" tender offer that was completed in November 2016). In February 2017, we issued $300 million of the 4¾% Notes and €650 million of the 3¼% Notes. We used the net proceeds from the 4¾% Notes to prepay a portion of our outstanding U.S. dollar term loans and repay a portion of our outstanding revolving loans under our 2014 Credit Facility. We used the net proceeds from the 3¼% Notes to prepay all outstanding Euro term loans and repay all remaining outstanding revolving loans under our 2014 Credit Facility, to repay certain foreign bank revolving and term loans of certain of our non-U.S. subsidiaries and to redeem $220 million of our outstanding 5% Notes. In March 2017, we refinanced our 2014 Credit Facility and entered into our Credit Agreement, which extended the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. In May 2018, we entered into an amendment to our Credit Agreement which further extended maturity dates, lowered the margin on borrowings thereunder and provides additional flexibility with regard to our strategic initiatives. Our Credit Agreement provides us with revolving loans, consisting of a multicurrency revolving loan facility of approximately $1.19 billion and a Canadian revolving loan facility of Cdn $15.0 million. Additionally, our Credit Agreement provided us with term loans, consisting of (i) U.S. $800 million of term loans designated U.S. A term loans, which were used to fund a portion of the purchase price for SDS, and (ii) Cdn $45.5 million of term loans designated Canadian A term loans. In April 2017, we funded the purchase price for SDS with term and revolving loan borrowings under our Credit Agreement in the aggregate amount of $1,023.8 million. In April 2018, we redeemed all of our remaining outstanding 5% Notes ($280.0 million aggregate principal amount) with revolving loan borrowings under our Credit Agreement and cash on hand. You should also read Notes 3 and 9 to our Consolidated Financial Statements for the year ended December 31, 2018 included elsewhere in this Annual Report.
To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under our Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. At December 31, 2018 we had $947.5 million of indebtedness, or approximately 41 percent of our total outstanding indebtedness, which bore interest at floating rates. Over the course of the year, we also borrow revolving loans under our revolving loan facilities which bear interest at floating rates to fund our seasonal working capital needs. Accordingly, during 2018 our average outstanding variable rate debt was approximately 50 percent of our total outstanding indebtedness.
In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2018, 2017 and 2016, our aggregate interest and other debt expense before loss on early extinguishment of debt as a percentage of our income before interest and income taxes was 28.2 percent, 30.9 percent and 22.6 percent, respectively.

RESULTS OF OPERATIONS
The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2018 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2018	2017	2016
Operating Data:
Net sales:
Metal containers	53.5%	55.7%	62.9%
Closures	32.7	30.5	22.1
Plastic containers	13.8	13.8	15.0
Consolidated	100.0	100.0	100.0
Cost of goods sold	84.5	84.5	85.8
Gross profit	15.5	15.5	14.2
Selling, general and administrative expenses	6.9	7.5	6.1
Rationalization charges	0.1	0.1	0.5
Other pension and postretirement income	(0.8)	(0.8)	(0.7)
Income before interest and income taxes	9.3	8.7	8.3
Interest and other debt expense	2.7	2.8	1.9
Income before income taxes	6.6	5.9	6.4
Provision (benefit) for income taxes	1.6	(0.7)	2.2
Net income	5.0%	6.6%	4.2%
Summary results for our business segments for the years ended December 31, 2018, 2017 and 2016 are provided below.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net sales:
Metal containers	$2,378.0	$2,278.1	$2,271.9
Closures	1,456.8	1,246.7	797.1
Plastic containers	614.1	565.1	543.9
Consolidated	$4,448.9	$4,089.9	$3,612.9
Segment income:
Metal containers(1)	$198.8	$230.2	$214.7
Closures(2)	189.9	142.0	99.8
Plastic containers(3)	42.6	27.8	5.2
Corporate(4)	(19.2)	(43.0)	(20.0)
Consolidated	$412.1	$357.0	$299.7
______________________

(1)	Includes rationalization charges of $5.3 million, $3.3 million and $12.1 million in 2018, 2017 and 2016, respectively.

(2)	Includes rationalization charges of $0.2 million, $1.0 million and $0.6 million in 2018, 2017 and 2016, respectively.

(3)	Includes rationalization charges of $0.8 million, $1.5 million and $6.4 million in 2018, 2017 and 2016, respectively.

(4)	Includes costs attributed to announced acquisitions of $24.7 million and $1.4 million in 2017 and 2016, respectively.

YEAR ENDED DECEMBER 31, 2018 COMPARED WITH YEAR ENDED DECEMBER 31, 2017
Overview. Consolidated net sales were $4.45 billion in 2018, representing an 8.8 percent increase as compared to 2017 primarily as a result of the pass through of higher raw material and other manufacturing costs in each of our businesses, the inclusion of a full year of SDS, the impact from favorable foreign currency translation and higher volumes in the plastic container business, partially offset by lower unit volumes in the metal container business and legacy closures operations. Income before interest and income taxes for 2018 increased by $55.1 million, or 15.4 percent, as compared to 2017 primarily as a result of the inclusion in the prior year of acquisition related costs of $24.7 million related to SDS, the benefit from the inclusion of a full year of operations of SDS, the unfavorable impact in the prior year of the write-up of inventory of SDS for purchase accounting, lower manufacturing costs in each of our businesses, higher volumes in the plastic container business, the favorable impact from the contractual pass through to customers in the metal container business of indexed inflation on non-metal costs in the current year as compared to the unfavorable impact in the prior year from the contractual pass through of indexed deflation on non-metal costs, a charge of $3.0 million in the prior year related to the resolution of a past non-commercial legal dispute in the metal container business and foreign currency transaction losses in the prior year. These increases were partially offset by the unfavorable overhead absorption in the metal container business due to the reduction of finished goods inventory, lower volumes in the metal container business and the legacy closures operations, higher freight expense and costs associated with the start-up of two new manufacturing facilities. Rationalization charges were $6.3 million and $5.8 million for the years ended 2018 and 2017, respectively. Results for 2018 and 2017 also included a loss on early extinguishment of debt of $2.5 million and $7.1 million, respectively. Results for 2017 also included the benefit from effective tax rate adjustments totaling $110.9 million primarily related to the revaluation of net deferred tax liabilities to reflect lower future cash tax obligations as a result of the reduction in the U.S. corporate income tax rate under the Tax Cuts and Jobs Act enacted in December 2017, or the 2017 Tax Act. Net income in 2018 was $224.0 million as compared to $269.7 million in 2017.
Net Sales. The $359.0 million increase in consolidated net sales in 2018 as compared to 2017 was due to higher net sales across all businesses.
Net sales for the metal container business increased $99.9 million, or 4.4 percent, in 2018 as compared to 2017. This increase was primarily a result of the pass through of higher raw material and other manufacturing costs and the impact of favorable foreign currency translation of approximately $12 million, partially offset by lower unit volumes of approximately four percent. The decrease in unit volumes was principally the result of a seasonal customer reducing inventory levels, a customer plant shutdown in the fruit market, the competitive loss of a smaller, lower margin customer and a less favorable fruit and vegetable pack in Europe, partially offset by higher pet food volumes and an incremental buy ahead by customers in 2018 as compared to 2017 in anticipation of significant steel inflation in 2019.
Net sales for the closures business in 2018 increased $210.1 million, or 16.9 percent, as compared to 2017. This increase was primarily the result of the inclusion of a full year of SDS, the pass through of higher raw material and other manufacturing costs and the impact of favorable foreign currency translation of approximately $18 million, partially offset by lower unit volumes of approximately two percent in the legacy closures operations primarily due to a less favorable fruit and vegetable pack in Europe as a result of weather conditions.
Net sales for the plastic container business in 2018 increased $49.0 million, or 8.7 percent, as compared to 2017. This increase was principally due to the pass through of higher raw material costs and higher volumes of approximately four percent.
Gross Profit. Gross profit margin remained constant at 15.5 percent in 2018 and 2017, for the reasons discussed below in "Income before Interest and Income Taxes."
Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.6 percentage points to 6.9 percent for 2018 as compared to 7.5 percent in 2017. Selling, general and administrative expenses increased $3.2 million in 2018 as compared to 2017. The increase in selling, general and administrative expenses was primarily due to the inclusion of a full year of SDS, which generally incurs such expenses at a higher percentage of its net sales, and increases in certain other expenses, largely offset by the inclusion in the prior year of $24.7 million of costs attributed to the acquisition of SDS and a $3.0 million charge related to the resolution of a past non-commercial legal dispute.

Income before Interest and Income Taxes. Income before interest and income taxes for 2018 increased by $55.1 million as compared to 2017, and margin increased to 9.3 percent from 8.7 percent over the same periods. The increase in segment income was principally due to higher segment income in the closures and plastic container businesses as well as the inclusion in the prior year of acquisition related costs of $24.7 million, partially offset by a decrease in segment income in the metal container business. Segment income in 2018 and 2017 included rationalization charges of $6.3 million and $5.8 million, respectively.
Segment income of the metal container business for 2018 decreased $31.4 million as compared to 2017, and segment income margin decreased to 8.4 percent from 10.1 percent over the same periods. The decrease in segment income was primarily attributable to the unfavorable overhead absorption of approximately $18 million due to the reduction of finished goods inventory by approximately $65 million in 2018, lower unit volumes, higher freight expense and higher rationalization charges, partially offset by the favorable impact from the contractual pass through to customers of indexed inflation on non-metal costs in 2018 as compared to the unfavorable impact in the prior year from the contractual pass through of indexed deflation on non-metal costs, lower manufacturing costs and a $3.0 million charge in the prior year related to the resolution of a past non-commercial legal dispute. Rationalization charges were $5.3 million and $3.3 million in 2018 and 2017, respectively.
Segment income of the closures business for 2018 increased $47.9 million as compared to 2017, and segment income margin increased to 13.0 percent from 11.4 percent over the same periods. The increase in segment income was primarily due to the inclusion of a full year of the SDS operations, the unfavorable impact in the prior year of a charge of $11.9 million for the write-up of inventory of SDS for purchase accounting, lower manufacturing costs and foreign currency transaction losses in the prior year, partially offset by the volume impact from a less favorable fruit and vegetable pack in Europe.
Segment income of the plastic container business for 2018 increased $14.8 million as compared to 2017, and segment income margin increased to 6.9 percent from 4.9 percent over the same periods. The increase in segment income was primarily attributable to higher volumes and lower manufacturing costs, partially offset by costs associated with the start-up of the new manufacturing facility in Fort Smith, Arkansas.
Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2018 was $116.3 million, an increase of $6.0 million as compared to $110.3 million for 2017 due primarily to higher weighted average outstanding borrowings largely as a result of borrowings for the acquisition of SDS and higher weighted average interest rates. Loss on early extinguishment of debt of $2.5 million in 2018 was the result of the redemption of all remaining outstanding 5% Notes in April 2018 and the amendment to our Credit Agreement in May 2018. Loss on early extinguishment of debt of $7.1 million in 2017 was a result of the prepayment of outstanding U.S. term loans and Euro term loans under our 2014 Credit Facility and the partial redemption of the 5% Notes in April 2017.
Provision for Income Taxes. The effective tax rate for 2018 was a provision of 23.6 percent as compared to a negative 12.5 percent for 2017. The effective tax rate for 2017 was favorably impacted by the benefit from effective tax rate adjustments totaling $110.9 million, primarily related to the revaluation of net deferred tax liabilities to reflect lower future cash tax obligations as a result of the reduction in the U.S. corporate income tax rate under the 2017 Tax Act. The effective tax rate in 2017, exclusive of these effective tax rate adjustments, would have been a provision of 33.8 percent.

YEAR ENDED DECEMBER 31, 2017 COMPARED WITH YEAR ENDED DECEMBER 31, 2016
Overview. Consolidated net sales were $4.09 billion in 2017, representing a 13.2 percent increase as compared to 2016 primarily as a result of the acquisition of SDS in April 2017, the pass through of higher raw material costs in each of our businesses, the impact from favorable foreign currency translation and higher volumes in the plastic container business, partially offset by lower unit volumes in the metal container business and legacy closures operations and a less favorable mix of products sold in the plastic container business. Income before interest and income taxes for 2017 increased by $57.3 million, or 19.1 percent, as compared to 2016 primarily as a result of the benefit from the acquisition of SDS, lower manufacturing costs in each of our businesses, lower rationalization charges, the favorable impact in the metal container business from an increase in inventories in 2017 as compared to a decrease in inventories in 2016 and higher volumes in the plastic container business. These increases were partially offset by higher costs attributed to announced acquisitions, lower unit volumes in the metal container business and legacy closures operations, higher depreciation expense, the unfavorable impact in the metal container business from the contractual pass through to customers of indexed deflation and from a charge related to the resolution of a past non-commercial legal dispute, the unfavorable impact from the lagged pass through of changes in resin costs in the plastic container business and foreign currency transaction losses in 2017 as compared to foreign currency transaction gains in 2016. Rationalization charges were $5.8 million and $19.1 million for the years ended 2017 and 2016, respectively. Results for 2017 and 2016 also included costs attributed to announced acquisitions of $24.7 million and $1.4 million, respectively. Results for 2017 also included a loss on early extinguishment of debt of $7.1 million and the benefit from effective tax rate adjustments totaling $110.9 million primarily related to the revaluation of net deferred tax liabilities to reflect lower future cash tax obligations as a result of the reduction in the U.S. corporate income tax rate under the 2017 Tax Act. Net income in 2017 was $269.7 million as compared to $153.4 million in 2016.
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
Gross Profit. Gross profit margin increased 1.3 percentage points to 15.5 percent in 2017 as compared to 14.2 percent in 2016 for the reasons discussed below in "Income before Interest and Income Taxes."
Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased 1.4 percentage points to 7.5 percent for 2017 as compared to 6.1 percent in 2016. Selling, general and administrative expenses increased $85.3 million in 2017 as compared to 2016 primarily due to the inclusion of the SDS operations, acquisition related costs of $24.7 million and a $3.0 million charge related to the resolution of a past non-commercial legal dispute.
Income before Interest and Income Taxes. Income before interest and income taxes for 2017 increased by $57.3 million as compared to 2016, and margin increased to 8.7 percent from 8.3 percent over the same periods. The increase in income before interest and income taxes was principally due to higher segment income in the closures business due to the acquisition of SDS and higher segment income in the metal and plastic container businesses. Income before interest and income taxes in 2017 and 2016 included rationalization charges of $5.8 million and $19.1 million, respectively, and costs attributed to announced acquisitions of $24.7 million and $1.4 million, respectively.
Segment income of the metal container business for 2017 increased $15.5 million as compared to 2016, and segment income margin increased to 10.1 percent from 9.5 percent over the same periods. The increase in segment income was primarily due to lower manufacturing costs, lower rationalization charges and the favorable impact from an increase in inventories in 2017 as compared to a decrease in inventories in 2016, partially offset by the impact of lower unit volumes, the unfavorable impact from the contractual pass through to customers of indexed deflation, an increase in depreciation expense, the unfavorable impact of a $3.0 million charge related to the resolution of a past non-commercial legal dispute and foreign currency transaction losses in 2017 as compared to foreign currency transaction gains in 2016. Rationalization charges were $3.3 million and $12.1 million in 2017 and 2016, respectively.

Segment income of the closures business for 2017 increased $42.2 million as compared to 2016, while segment income margin decreased to 11.4 percent from 12.5 percent over the same periods. The increase in segment income was primarily due to the inclusion of $47.3 million of income from operations from the SDS operations and lower manufacturing costs, partially offset by the impact from a decrease in unit volumes in the legacy closures operations. The decrease in segment income margin was primarily due to the unfavorable impact from the $11.9 million write-up of inventory of SDS for purchase accounting.
Segment income of the plastic container business for 2017 increased $22.6 million as compared to 2016, and segment income margin increased to 4.9 percent from 1.0 percent over the same periods. The increase in segment income was primarily attributable to lower manufacturing costs, higher volumes and lower rationalization charges, partially offset by higher depreciation expense and the unfavorable impact form the lagged pass through to customers of higher resin costs. Rationalization charges were $1.5 million and $6.4 million in 2017 and 2016, respectively.
Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2017 was $110.3 million, an increase of $42.5 million as compared to $67.8 million for 2016 due primarily to higher average outstanding borrowings principally as a result of additional borrowings for the acquisition of SDS and higher weighted average interest rates, including the impact from increasing long-term fixed rate debt through the issuance in February 2017 of the 4¾% Notes and the 3¼% Notes. Loss on early extinguishment of debt of $7.1 million in 2017 was a result of the prepayment of outstanding U.S. term loans and Euro term loans under our 2014 Credit Facility and the partial redemption of the 5% Notes in April 2017.
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
On March 24, 2017, we refinanced our 2014 Credit Facility and entered into our Credit Agreement, which extended the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. On May 30, 2018, we amended our Credit Agreement to further extend maturity dates, lower the margin on borrowings thereunder and provide additional flexibility with regard to our strategic initiatives. Our Credit Agreement provides us with revolving loans, consisting of a multicurrency revolving loan facility of approximately $1.19 billion and a Canadian revolving loan facility of Cdn $15.0 million. Additionally, our Credit Agreement provided us with term loans, consisting of (i) U.S. $800 million of term loans designated U.S. A term loans, which were used to fund a portion of the purchase price for SDS and (ii) Cdn $45.5 million of term loans designated Canadian A term loans. On April 6, 2017, we funded the purchase price for SDS with term and revolving loan borrowings under our Credit Agreement totaling $1,023.8 million. As a result of entering into our Credit Agreement in 2017, we recorded a pre-tax charge for the loss on early extinguishment of debt of $0.6 million in 2017. As a result of the 2018 amendment to our Credit Agreement, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.1 million in 2018.
On April 16, 2018, we redeemed all of our remaining outstanding 5% Notes ($280.0 million aggregate principal amount) at a redemption price of 100 percent of their principal amount plus accrued and unpaid interest up to the redemption date. We funded this redemption with revolving loan borrowings under our Credit Agreement and cash on hand. As a result of this redemption, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.4 million in 2018 for the write-off of unamortized debt issuance costs.

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
You should also read Note 9 to our Consolidated Financial Statements for the year ended December 31, 2018 included elsewhere in this Annual Report with regard to our debt.
In 2018, we used cash provided by operating activities of $506.5 million and net borrowings of revolving loans of $52.3 million to fund repayments of long-term debt of $286.2 million, net capital expenditures and other investing activities of $189.9 million, dividends paid on our common stock of $44.5 million, repurchases of our common stock of $7.8 million, decreases in outstanding checks of $4.1 million and debt issuance costs of $3.3 million and to increase cash and cash equivalents (including the negative effect of exchange rate changes of $3.7 million) by $19.3 million.
In 2017, we used aggregate debt proceeds of $1,789.2 million primarily from the issuance of the 4¾% Notes and the 3¼% Notes and term loan borrowings under our Credit Agreement, cash provided by operating activities of $389.8 million and increases in outstanding checks of $8.8 million to fund the acquisition of SDS for $1,023.8 million, the repayment of long-term debt of $755.0 million, net capital expenditures and other investing activities of $173.8 million, the net repayment of revolving loans of $144.8 million, dividends paid on our common stock of $40.5 million, debt issuance costs of $17.0 million and repurchases of our common stock of $4.1 million and to increase cash and cash equivalents by $28.8 million.
In 2016, we used cash provided by operating activities of $394.6 million, net borrowings of revolving loans of $122.3 million and cash and cash equivalents of $75.2 million to fund repurchases of our common stock of $280.7 million, net capital expenditures and other investing activities of $180.3 million, the repayment of long-term debt of $67.4 million, dividends paid on our common stock of $40.9 million and decreases in outstanding checks of $22.8 million.
At December 31, 2018, we had $2,317.7 million of total consolidated indebtedness and cash and cash equivalents on hand of $72.8 million. In addition, at December 31, 2018, we had outstanding letters of credit of $18.2 million and no outstanding revolving loan borrowings under our Credit Agreement.

Under our Credit Agreement, we have available to us $1.19 billion of revolving loans under a multicurrency revolving loan facility and Cdn $15.0 million under a Canadian revolving loan facility. Revolving loans under our Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and refinancing of other debt. Revolving loans may be borrowed, repaid and reborrowed under the revolving loan facilities from time to time until March 24, 2023. At December 31, 2018, after taking into account outstanding letters of credit of $18.2 million, borrowings available under the revolving loan facilities of our Credit Agreement were $1.17 billion and Cdn $15.0 million. Under our Credit Agreement, we also have available to us an uncommitted multicurrency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided in our Credit Agreement), and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness. You should also read Note 9 to our Consolidated Financial Statements for the year ended December 31, 2018 included elsewhere in this Annual Report.
Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales. As is common in the packaging industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. Our peak seasonal working capital requirements have historically averaged approximately $350 million and were generally funded with revolving loans under our senior secured credit facility, other foreign bank loans and cash on hand. For 2019, we expect to fund our seasonal working capital requirements with cash on hand, revolving loans under our Credit Agreement and foreign bank loans. We may use the available portion of revolving loans under our Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and refinancing and repayments of other debt.
We have entered into various supply chain financing arrangements with financial intermediaries pursuant to which (i) we sell receivables of certain customers without recourse to such financial intermediaries and pursuant to such arrangements accelerate payment in respect of such receivables sooner than provided in the applicable supply agreements with such customers and (ii) we have effectively extended our payment terms on certain of our payables. For 2018, as a result of such supply chain financing arrangements, we reduced our days sales outstanding by approximately three days and extended our days purchases payable outstanding by approximately twenty-one days, effectively reducing our net working capital and our financing requirements for our working capital. If such supply chain financing arrangements ended, our net working capital would likely increase, and it would be necessary for us to finance such net working capital increase using cash on hand or revolving loans under our Credit Agreement or other indebtedness.
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
On October 17, 2016, our Board of Directors authorized the repurchase by us of up to $300.0 million of our common stock by various means from time to time through and including December 31, 2021. Pursuant to this authorization, we repurchased a total of 188,300 shares of our common stock in 2018 at an average price of $25.31, for a total purchase price of $4.8 million. In 2016, pursuant to this authorization and the remaining amount from a prior authorization, we repurchased a total of 294,930 shares of our common stock at an average price of $24.40, for a total purchase price of $7.2 million, and we completed a "modified Dutch auction" tender offer pursuant to which we purchased 10,617,810 shares of our common stock from our stockholders at a price of $25.38 per share, for a total purchase price of $269.4 million, exclusive of $0.7 million of fees and expenses. Accordingly, at December 31, 2018, we had approximately $124.6 million remaining for the repurchase of our common stock under the October 17, 2016 Board of Directors authorization.
In addition to our operating cash needs and excluding any impact from acquisitions, we believe our cash requirements over the next few years will consist primarily of:

•
capital expenditures of approximately $200 million in 2019, and thereafter annual capital expenditures of approximately $175 million to $200 million which may increase as a result of specific growth or specific cost savings projects;

•
principal payments of bank term loans and revolving loans under our Credit Agreement and other outstanding debt agreements and obligations of $170.2 million in 2019, $84.5 million in 2020, $83.2 million in 2021, $383.3 million in 2022, $83.3 million in 2023, $468.8 million in 2024 and $1,044.4 million in 2025;

•	cash payments for quarterly dividends on our common stock as approved by our Board of Directors;

•
annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2018 were not significant);

•
our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and term loans under our Credit Agreement, which bear fluctuating rates of interest, the 5½% Notes, the 4¾% Notes and the 3¼% Notes;

•	payments of approximately $50 million to $70 million for federal, state and foreign tax liabilities in 2019, which may increase annually thereafter; and

•	payments for pension benefit plan contributions, which are not expected to be significant based on the fact that our domestic pension plans were more than 100 percent funded at December 31, 2018.
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
Our Credit Agreement contains restrictive covenants that, among other things, limit our ability to incur debt, sell assets and engage in certain transactions. The indentures governing the 5½% Notes and the 4¾% Notes and the 3¼% Notes contain certain covenants that restrict our ability to create liens, engage in sale and leaseback transactions, issue guarantees and consolidate, merge or sell assets. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2019 with all of these covenants.
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $2.2 million, $3.6 million and $10.0 million in 2018, 2017 and 2016, respectively. Additional cash spending under our rationalization plans of approximately $3.1 million is expected through 2023. You should also read Note 4 to our Consolidated Financial Statements for the year ended December 31, 2018 included elsewhere in this Annual Report.

CONTRACTUAL OBLIGATIONS
Our contractual cash obligations at December 31, 2018 are provided below :

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations	$2,317.7	$170.2	$167.7	$466.6	$1,513.2
Interest on fixed rate debt	297.3	56.7	112.9	81.0	46.7
Interest on variable rate debt(1)	142.5	35.3	56.4	43.8	7.0
Operating lease obligations	200.9	41.7	64.2	40.6	54.4
Purchase obligations(2)	30.2	30.2	—	—	—
Other postretirement benefit obligations(3)	14.6	1.9	3.2	3.0	6.5
Total(4)	$3,003.2	$336.0	$404.4	$635.0	$1,627.8
 ______________________

(1)
These amounts represent expected cash payments of interest on our variable rate long-term debt under our Credit Agreement, after taking into consideration our interest rate swap agreements, at prevailing interest rates and foreign currency exchange rates at December 31, 2018.

(2)	Purchase obligations represent commitments for capital expenditures of $30.2 million. Obligations that are cancelable without penalty are excluded.

(3)	Other postretirement benefit obligations have been actuarially determined through the year 2028.

(4)	Based on current legislation and the current funded status of our domestic pension benefit plans, there are no significant minimum required contributions to our pension benefit plans in 2019.
At December 31, 2018, we also had outstanding letters of credit of $18.2 million that were issued under our Credit Agreement.

You should also read Notes 9, 10, 11 and 12 to our Consolidated Financial Statements for the year ended December 31, 2018 included elsewhere in this Annual Report.
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
Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2018, we had $2,317.7 million of indebtedness outstanding, of which $947.5 million bore interest at floating rates. Historically, we have entered into interest rate swap agreements to mitigate the effect of interest rate fluctuations. During 2018, we entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, that are effective in 2019 and mature in 2023. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.
CRITICAL ACCOUNTING POLICIES
U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for pension expense and obligations, rationalization charges, income taxes and acquisition reserves and testing goodwill and other intangible assets with indefinite lives for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2018 and the accompanying notes included elsewhere in this Annual Report.
Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension benefit plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense, while an increase in the discount rate decreases the present value of benefit obligations and decreases pension expense. A 25 basis point change in the discount rate would have a countervailing impact on our annual pension expense by approximately $2.2 million. For 2018, we increased our domestic discount rate to 4.5 percent from 3.8 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension benefit plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 25 basis point change in the expected long-term rate of return on plan assets would have a countervailing impact on our annual pension expense by approximately $1.8 million. Our expected long-term rate of return on plan assets will remain at 8.5 percent in 2019.
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

On December 22, 2017, the 2017 Tax Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35 percent to 21 percent for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide to a territorial tax system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. We estimated our provision for income taxes for 2017 in accordance with the 2017 Tax Act and guidance available at the time and recorded $110.9 million as an additional income tax benefit in the fourth quarter of 2017. This provisional amount was primarily related to the remeasurement of net deferred tax liabilities to reflect lower future cash tax obligations as a result of the reduction in the federal corporate tax rate under the 2017 Tax Act.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued by the staff of the SEC to address the application of U.S. generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, we had determined that the $110.9 million deferred tax benefit recorded in the fourth quarter of 2017 primarily in connection with the remeasurement of net deferred tax liabilities and the computation of no tax expense to be recorded in connection with the transition tax on the mandatory deemed repatriation of cumulative foreign earnings were provisional amounts and a reasonable estimate at December 31, 2017.
As of December 31, 2018, we completed our accounting for all of the enactment date income tax effects of the 2017 Tax Act. During 2018, we recognized insignificant adjustments to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense. The final amount of the income tax benefit from the enactment of the 2017 Tax Act was $111.6 million, which related primarily to the remeasurement of deferred tax assets and liabilities. We did not incur any income tax expense due to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.

NEW ACCOUNTING PRONOUNCEMENTS
In February 2016, the Financial Accounting Standards Board, or the FASB, issued an accounting standards update, or ASU, that amends existing guidance for certain leases by lessees. This amendment will require us to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. In addition, this amendment clarifies the presentation requirements of the effects of leases in the statement of income and statement of cash flows. We will adopt this amendment on January 1, 2019 using the transition method, which will allow us to recognize the effects of applying this amendment as a cumulative effect to retained earnings as of January 1, 2019, the impact of which is not expected to be material. We will elect certain practical expedients permitted under the transition guidance for this amendment, which, among other things, will not require us to reassess whether other contracts contain leases and will allow us to carryforward our lease classifications determined under the previous guidance. In addition, we will elect not to reassess our previously determined assumptions concerning options to extend or terminate our leases. We anticipate recognizing additional long-term assets and related lease liabilities ranging between $160 million and $180 million upon adoption of this amendment and do not expect that this amendment will have a material impact on our results of operations or cash flows.

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
The discussion in our “Risk Factors” and our “Management’s Discussion and Analysis of Results of Operations and Financial Condition” sections highlight some of the more important risks identified by our management, but should not be assumed to be the only factors that could affect future performance. Other factors that could cause the actual results of our operations or our financial condition to differ from those expressed or implied in these forward-looking statements include, but are not necessarily limited to, our ability to satisfy our obligations under our contracts; the impact of customer claims and disputes; compliance by our suppliers with the terms of our arrangements with them; changes in consumer preferences for different packaging products; changes in general economic conditions; the idling or loss of one or more of our significant manufacturing facilities; our ability to finance any increase in our net working capital in the event that our supply chain financing arrangements end; the adoption of, or changes in, new accounting standards or interpretations; changes in income tax provisions; and other factors described elsewhere in this Annual Report or in our other filings with the SEC.
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
INTEREST RATE RISK
Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. At December 31, 2018, our outstanding variable rate debt was approximately 41 percent of our outstanding total debt, and we had no interest rate swap agreements outstanding. Over the course of the year, we also borrow revolving loans under our revolving loan facilities which bear interest at variable rates to fund our seasonal working capital needs. During 2018, our average outstanding variable rate debt was 50 percent of our average outstanding total debt. From time to time, we manage a portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. During 2018, we entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, that are effective in 2019 and mature in 2023. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We entered into these agreements with banks under our Credit Agreement, and our obligations under these agreements were guaranteed and secured on a pari passu basis with our obligations under our Credit Agreement. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. You should also read Notes 9 and 10 to our

Consolidated Financial Statements for the year ended December 31, 2018 included elsewhere in this Annual Report.
Based on the average outstanding amount of our variable rate indebtedness in 2018, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2018 interest expense by an aggregate of approximately $14.3 million.
FOREIGN CURRENCY EXCHANGE RATE RISK
Currently, we conduct a portion of our manufacturing and sales activity outside the United States, primarily in Europe. In an effort to minimize foreign currency exchange risk, we have financed our acquisitions of our European operations primarily with borrowings denominated in Euros. We also have operations in Canada, Mexico, Asia and South America that are not considered significant to our consolidated financial statements. Where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. In addition, we are exposed to gains and losses from limited transactions of our operations denominated in a currency other than the functional currency of such operations. We are also exposed to possible losses in the event of a currency devaluation in any of the foreign countries where we have operations. We generally do not utilize external derivative financial instruments to manage our foreign currency risk. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2018 included elsewhere in this Annual Report.
COMMODITY PRICING RISK

We purchase raw materials for our products such as metal and resins. These raw materials are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these raw materials due to our ability to pass on price changes to our customers.
We also purchase commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. The total fair value of our natural gas swap agreements in effect at December 31, 2018 and 2017 and during such years was not significant. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2018 included elsewhere in this Annual Report.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, our independent registered public accounting firm, and Ernst & Young LLP has issued an attestation report on our internal control over financial reporting which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SILGAN HOLDINGS INC.
OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Silgan Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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
February 28, 2019
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2019.
ITEM 11. EXECUTIVE COMPENSATION.
The information with respect to executive compensation required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2019.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2019.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2019.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2019.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
FINANCIAL STATEMENTS:

SCHEDULE:

II.	Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016	F-37
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

3.5	Amended and Restated By-laws of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, dated June 13, 2006, Commission File No. 000-22117).

3.6
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

4.2	Form of Silgan Holdings Inc. 5½% Senior Note due 2022 (incorporated by reference to Exhibit 4.2 filed with our Current Report on Form 8-K, dated September 13, 2013, Commission File No. 000-22117).

4.3
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

4.4	Form of Silgan Holdings Inc. 4¾% Senior Note due 2025 (incorporated by reference to Exhibit 4.2 filed with our Current Report on Form 8-K, dated February 17, 2017, Commission File No. 000-22117).

4.5	Form of Silgan Holdings Inc. 3¼% Senior Note due 2025 (incorporated by reference to Exhibit 4.3 filed with our Current Report on Form 8-K, dated February 17, 2017, Commission File No. 000-22117).

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

10.3
First Amendment to Amended and Restated Credit Agreement, dated as of May 30, 2018, among Silgan Holdings Inc., Silgan Containers LLC, Silgan Plastics LLC, Silgan Containers Manufacturing Corporation, Silgan Plastics Canada Inc., Silgan Holdings B.V., Silgan International Holdings B.V., the other Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated June 5, 2018, Commission File No. 000-22117).

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

10.19
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

SILGAN HOLDINGS INC.

Date: February 28, 2019	By:	/s/ Anthony J. Allott
Anthony J. Allott
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Philip Silver	Co-Chairman of the Board	February 28, 2019
(R. Philip Silver)

/s/ D. Greg Horrigan	Co-Chairman of the Board	February 28, 2019
(D. Greg Horrigan)

/s/ Leigh J. Abramson	Director	February 28, 2019
(Leigh J. Abramson)

/s/ John W. Alden	Director	February 28, 2019
(John W. Alden)

/s/ William T. Donovan	Director	February 28, 2019
(William T. Donovan)

/s/ William C. Jennings	Director	February 28, 2019
(William C. Jennings)

/s/ Joseph M. Jordan	Director	February 28, 2019
(Joseph M. Jordan)

/s/ Anthony J. Allott	President and	February 28, 2019
(Anthony J. Allott)	Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Robert B. Lewis	Executive Vice President and	February 28, 2019
(Robert B. Lewis)	Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Silgan Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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
Stamford, Connecticut

February 28, 2019

SILGAN HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017
(Dollars in thousands, except share and per share data)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$72,819	$53,533
Trade accounts receivable, less allowances of $5,095 and $5,339, respectively	511,332	454,637
Inventories	634,806	721,290
Prepaid expenses and other current assets	71,177	62,462
Total current assets	1,290,134	1,291,922
Property, plant and equipment, net	1,517,510	1,489,872
Goodwill	1,148,302	1,171,454
Other intangible assets, net	383,448	417,088
Other assets, net	239,900	275,113
	$4,579,294	$4,645,449
Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$170,214	$108,789
Trade accounts payable	712,739	659,629
Accrued payroll and related costs	68,773	66,257
Accrued liabilities	127,342	123,602
Total current liabilities	1,079,068	958,277

Long-term debt	2,134,400	2,438,502
Deferred income taxes	268,036	262,394
Other liabilities	216,525	220,211

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value per share; 400,000,000 and 200,000,000 shares authorized, 175,112,496 shares issued and 110,429,596 and 110,385,344 shares outstanding, respectively)	1,751	1,751
Paid-in capital	276,062	262,201
Retained earnings	1,997,785	1,809,845
Accumulated other comprehensive loss	(268,808)	(188,973)
Treasury stock at cost (64,682,900 and 64,727,152 shares, respectively)	(1,125,525)	(1,118,759)
Total stockholders’ equity	881,265	766,065
	$4,579,294	$4,645,449

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2018, 2017 and 2016
(Dollars in thousands, except per share data)

	2018	2017	2016
Net sales	$4,448,875	$4,089,854	$3,612,914
Cost of goods sold (a)	3,759,112	3,455,306	3,101,065
Gross profit	689,763	634,548	511,849
Selling, general and administrative expenses (a)	308,376	305,173	219,926
Rationalization charges	6,253	5,826	19,061
Other pension and postretirement income (a)	(36,966)	(33,441)	(26,868)
Income before interest and income taxes	412,100	356,990	299,730
Interest and other debt expense before loss on early extinguishment of debt	116,306	110,257	67,813
Loss on early extinguishment of debt	2,493	7,052	—
Interest and other debt expense	118,799	117,309	67,813
Income before income taxes	293,301	239,681	231,917
Provision (benefit) for income taxes	69,307	(29,978)	78,566
Net income	$223,994	$269,659	$153,351

Basic net income per share (b)	$2.03	$2.44	$1.28
Diluted net income per share (b)	$2.01	$2.42	$1.27
______________________

(a)
Cost of goods sold, selling, general and administrative expenses and other pension and postretirement income include the impact of the Accounting Standards Update issued by the Financial Accounting Standards Board which amended the presentation of net periodic pension and postretirement benefit costs to report certain components, including interest cost, expected return on the plan assets, amortization of prior service cost or credits and actuarial gains and losses, separately. For 2017 and 2016, these items have been reclassified from cost of goods sold and selling, general and administrative expenses to other pension and postretirement income.

(b)	Per share amounts for 2016 have been retroactively adjusted for the two-for-one stock split discussed in Note 1.

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	2018	2017	2016
Net income	$223,994	$269,659	$153,351
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and net actuarial losses, net of tax benefit (provision) of $16,248, $3,017 and $(1,786), respectively	(49,644)	(6,293)	1,175
Change in fair value of derivatives, net of tax benefit (provision) of $283, $355 and $(906), respectively	(919)	(613)	1,528
Foreign currency translation, net of tax (provision) benefit of $(3,914), $17,131 and $(2,829), respectively	(29,272)	63,874	(17,753)
Other comprehensive (loss) income	(79,835)	56,968	(15,050)
Comprehensive income	$144,159	$326,627	$138,301

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2018, 2017 and 2016
(Dollars and shares in thousands)

	Common Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
Balance at January 1, 2016	60,393	$876	$237,291	$1,446,193	$(208,806)	$(836,370)	$639,184
Net income	—	—	—	153,351	—	—	153,351
Other comprehensive loss	—	—	—	—	(15,050)	—	(15,050)
Dividends declared on common stock of $0.34 per share (a)	—	—	—	(40,877)	—	—	(40,877)
Stock compensation expense	—	—	13,018	—	—	—	13,018
Net issuance of treasury stock for vested restricted stock units	114	—	(1,144)	—	—	(2,286)	(3,430)
Repurchases of common stock	(5,456)	—	—	—	—	(277,306)	(277,306)
Adoption of accounting standards update related to stock compensation accounting	—	—	598	(73)	—	—	525
Balance at December 31, 2016	55,051	876	249,763	1,558,594	(223,856)	(1,115,962)	469,415
Net income	—	—	—	269,659	—	—	269,659
Other comprehensive income	—	—	—	—	56,968	—	56,968
Dividends declared on common stock of $0.36 per share	—	—	—	(40,493)	—	—	(40,493)
Stock compensation expense	—	—	14,639	—	—	—	14,639
Net issuance of treasury stock for vested restricted stock units	192	—	(1,326)	—	—	(2,797)	(4,123)
Two-for-one stock split	55,142	875	(875)	—	—	—	—
Adoption of accounting standards update related to reclassification of certain tax effects	—	—	—	22,085	(22,085)	—	—
Balance at December 31, 2017	110,385	1,751	262,201	1,809,845	(188,973)	(1,118,759)	766,065
Net income	—	—	—	223,994	—	—	223,994
Other comprehensive loss	—	—	—	—	(79,835)	—	(79,835)
Dividends declared on common stock of $0.40 per share	—	—	—	(45,115)	—	—	(45,115)
Stock compensation expense	—	—	14,923	—	—	—	14,923
Net issuance of treasury stock for vested restricted stock units	233	—	(1,062)	—	—	(1,995)	(3,057)
Repurchases of common stock	(188)	—	—	—	—	(4,771)	(4,771)
Adoption of accounting standards update related to revenue recognition	—	—	—	9,061	—	—	9,061
Balance at December 31, 2018	110,430	$1,751	$276,062	$1,997,785	$(268,808)	$(1,125,525)	$881,265
(a) Per share amounts for 2016 have been retroactively adjusted for the two-for-one stock split discussed in Note 1.

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2018, 2017, and 2016
(Dollars in thousands)

	2018	2017	2016
Cash flows provided by (used in) operating activities:
Net income	$223,994	$269,659	$153,351
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	191,737	174,062	143,058
Amortization of debt issuance costs	3,774	4,259	4,139
Rationalization charges	6,253	5,826	19,061
Stock compensation expense	14,923	14,639	13,018
Loss on early extinguishment of debt	2,493	7,052	—
Deferred income tax provision (benefit)	23,740	(114,969)	45,011
Other changes that provided (used) cash, net of effects from acquisition:
Trade accounts receivable, net	516	(37,107)	(10,867)
Inventories	20,366	(17,228)	19,960
Trade accounts payable	61,095	84,102	52,752
Accrued liabilities	3,564	4,321	(20,145)
Other, net	(45,935)	(4,851)	(24,787)
Net cash provided by operating activities	506,520	389,765	394,551
Cash flows provided by (used in) investing activities:
Purchase of business, net of cash acquired	—	(1,023,848)	—
Capital expenditures	(190,973)	(174,429)	(191,893)
Other, net	1,051	600	11,555
Net cash used in investing activities	(189,922)	(1,197,677)	(180,338)
Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	1,043,370	1,172,079	919,482
Repayments under revolving loans	(991,006)	(1,316,758)	(797,106)
Changes in outstanding checks – principally vendors	(4,125)	8,851	(22,819)
Proceeds from issuance of long-term debt	—	1,789,200	—
Repayments of long-term debt	(286,200)	(755,037)	(67,412)
Debt issuance costs	(3,272)	(16,964)	—
Dividends paid on common stock	(44,549)	(40,493)	(40,877)
Repurchase of common stock	(7,828)	(4,123)	(280,736)
Net cash (used in) provided by financing activities	(293,610)	836,755	(289,468)

Effect of exchange rate changes on cash and cash equivalents	(3,702)	—	—

Cash and cash equivalents:
Net increase (decrease)	19,286	28,843	(75,255)
Balance at beginning of year	53,533	24,690	99,945
Balance at end of year	$72,819	$53,533	$24,690

Interest paid, net	$118,377	$97,595	$65,471
Income taxes paid, net of refunds	47,172	70,239	58,147

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business. Silgan Holdings Inc., or Silgan, and its subsidiaries conduct business in three market segments: metal containers, closures and plastic containers. Our metal container business is engaged in the manufacture and sale of steel and aluminum containers for human and pet food and general line products. Our closures business manufactures and sells metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products. Our plastic container business manufactures and sells custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products. Our metal container business has operating facilities in North America, Europe and Asia. Our closures business has operating facilities in North and South America, Europe and Asia. Our plastic container business is based in North America.
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
Generally, our subsidiaries that operate outside the United States use their local currency as the functional currency. The principal functional currency for our foreign operations is the Euro. Balance sheet accounts of our foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, while revenue and expense accounts are translated at average rates prevailing during the year. Translation adjustments are reported as a component of accumulated other comprehensive loss. Gains or losses resulting from operating transactions denominated in foreign currencies that are not designated as a hedge are generally included in selling, general and administrative expenses in our Consolidated Statements of Income.

Stock Split. On May 3, 2017, our Board of Directors declared a two-for-one stock split of our issued common stock. The stock split was effected on May 26, 2017 in the form of a stock dividend. Stockholders of record at the close of business on May 15, 2017 were issued one additional share of common stock for each share of common stock owned on that date. Information pertaining to shares, per share amounts and stock-based compensation has been retroactively adjusted in the accompanying financial statements and related footnotes to reflect this stock split for the applicable periods presented prior to the stock split, except for the Consolidated Statements of Stockholders' Equity other than as noted therein. Stockholders’ equity reflects the stock split in 2017 by reclassifying from paid-in capital to common stock an amount equal to the par value of the additional shares issued as a result of the stock split.
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
December 31, 2018, 2017 and 2016

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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

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

In March 2017, the FASB issued an ASU that amends the presentation of net periodic pension cost and net periodic postretirement benefit cost. This amendment requires an entity to disaggregate the service cost component from the other components of net periodic benefit cost, to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit cost (which include interest cost, expected return on plan assets, amortization of prior service cost or credit and actuarial gains and losses) separately. In addition, capitalization of net periodic benefit cost in assets is limited to the service cost component. We have adopted this amendment as of January 1, 2018. As a result of separately reporting the other components of net periodic benefit cost, we retrospectively increased cost of goods sold by $26.6 million and $21.7 million, increased selling, general and administrative expenses by $6.8 million and $5.2 million and reported other pension and postretirement income of $33.4 million and $26.9 million in our Consolidated Statements of Income for the years ended December 31, 2017 and 2016, respectively, based on amounts previously included in net periodic benefit costs for retirement benefits as disclosed in Note 12. The adoption of this amendment did not have a material impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements. In February 2016, the FASB issued an ASU that amends existing guidance for certain leases by lessees. This amendment will require us to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. In addition, this amendment clarifies the presentation requirements of the effects of leases in the statement of income and statement of cash flows. We will adopt this amendment on January 1, 2019 using the transition method, which will allow us to recognize the effects of applying this amendment as a cumulative effect to retained earnings as of January 1, 2019, the impact of which is not expected to be material. We will elect certain practical expedients permitted under the transition guidance for this amendment, which, among other things, will not require us to reassess whether other contracts contain leases and will allow us to carryforward our lease classifications determined under the previous guidance. In addition, we will elect not to reassess our previously determined assumptions concerning options to extend or terminate our leases. We anticipate recognizing additional long-term assets and related lease liabilities ranging between $160 million and $180 million upon adoption of this amendment and do not expect that this amendment will have a material impact on our results of operations or cash flows.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

NOTE 2. REVENUE

The following tables present our revenues disaggregated by reportable business segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues by business segment were as follows:

	2018	2017	2016
	(Dollars in thousands)
Metal containers	$2,377,980	$2,278,054	$2,271,933
Closures	1,456,799	1,246,669	797,074
Plastic containers	614,096	565,131	543,907
	$4,448,875	$4,089,854	$3,612,914

Revenues by geography were as follows:

	2018	2017	2016
	(Dollars in thousands)
North America	$3,516,045	$3,268,126	$3,029,270
Europe and other	932,830	821,728	583,644
	$4,448,875	$4,089,854	$3,612,914

Our contracts generally include standard commercial payment terms generally acceptable in each region. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry. We have no significant obligations for refunds, warranties or similar obligations.

Trade accounts receivable, net are shown separately on our Consolidated Balance Sheet. Contract assets are the result of the timing of revenue recognition, billings and cash collections. Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $72.5 million as of December 31, 2018. Unbilled receivables are included in trade accounts receivable, net on our Consolidated Balance Sheet. Had we not adopted the amended guidance for revenue recognition on January 1, 2018, our trade accounts receivable, net would have been $438.8 million and our inventories would have been $694.6 million as of December 31, 2018.

NOTE 3. ACQUISITION

DISPENSING SYSTEMS ACQUISITION

On April 6, 2017, we acquired the specialty closures and dispensing systems operations of WestRock Company, now operating under the name Silgan Dispensing Systems, or SDS. SDS is a leading global supplier of highly engineered triggers, pumps, sprayers and dispensing closure solutions for health care, garden, personal care, home, beauty and food products.

We acquired SDS for a purchase price in cash of $1,023.8 million, net of cash acquired. We funded the purchase price for this acquisition through term and revolving loan borrowings under our amended and restated senior secured credit facility. We applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date. For this acquisition, we recognized goodwill of $511.0 million, a customer relationship intangible asset of $220.0 million and a technology know-how intangible asset of $25.0 million. During 2018, we finalized our purchase price allocation. There were no material changes to the previously recorded fair values of assets acquired and liabilities assumed. SDS’s results of operations have been included in our closures segment since the acquisition date.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

NOTE 4. RATIONALIZATION CHARGES
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment for each of the years ended December 31 were as follows:

	2018	2017	2016
	(Dollars in thousands)
Metal containers	$5,316	$3,308	$12,056
Closures	180	1,042	568
Plastic containers	757	1,476	6,437
	$6,253	$5,826	$19,061
Rationalization charges in 2016 for the metal container business segment were primarily related to the shutdown of the LaPorte, Indiana manufacturing facility.

Activity in reserves for our rationalization plans was as follows:

	Employee Severance and Benefits	Non-Cash Retirement Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance as of January 1, 2016	$3,026	$—	$268	$—	$3,294
Charged to expense	5,103	2,197	5,012	6,749	19,061
Utilized and currency translation	(7,184)	(2,197)	(2,854)	(6,749)	(18,984)
Balance at December 31, 2016	945	—	2,426	—	3,371
Charged to expense	1,255	—	1,380	3,191	5,826
Utilized and currency translation	(2,178)	—	(1,409)	(3,191)	(6,778)
Balance at December 31, 2017	22	—	2,397	—	2,419
Charged to expense	898	—	534	4,821	6,253
Utilized and currency translation	(790)	—	(1,449)	(4,821)	(7,060)
Balance at December 31, 2018	$130	$—	$1,482	$—	$1,612

Non-cash retirement benefits in 2016 consisted of special termination benefits of $2.8 million and net curtailment gains of $0.6 million recognized in connection with the shutdown of the LaPorte, Indiana manufacturing facility. See Note 12 for further information. Non-cash asset write-downs were the result of comparing the carrying value of certain production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (as defined in Note 10).

Rationalization reserves as of December 31, 2018 and 2017 were recorded in our Consolidated Balance Sheets as accrued liabilities of $0.6 million and $1.2 million, respectively, and as other liabilities of $1.0 million and $1.2 million, respectively. Remaining expenses for our rationalization plans of $1.5 million are expected in 2019 and thereafter. Remaining cash expenditures for our rationalization plans of $3.1 million are expected through 2023.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at January 1, 2016	$(84,280)	$(988)	$(123,538)	$(208,806)
Other comprehensive loss before reclassifications	(1,991)	441	(17,753)	(19,303)
Amounts reclassified from accumulated other comprehensive loss	3,166	1,087	—	4,253
Other comprehensive loss	1,175	1,528	(17,753)	(15,050)
Balance at December 31, 2016	(83,105)	540	(141,291)	(223,856)
Other comprehensive income before reclassifications	(8,486)	(527)	63,874	54,861
Amounts reclassified from accumulated other comprehensive loss	2,193	(86)	—	2,107
Other comprehensive income	(6,293)	(613)	63,874	56,968
Adoption of accounting standards update related to reclassification of certain tax effects	(15,424)	(16)	(6,645)	(22,085)
Balance at December 31, 2017	(104,822)	(89)	(84,062)	(188,973)
Other comprehensive loss before reclassifications	(53,797)	(766)	(33,679)	(88,242)
Amounts reclassified from accumulated other comprehensive loss	4,153	(153)	4,407	8,407
Other comprehensive loss	(49,644)	(919)	(29,272)	(79,835)
Balance at December 31, 2018	$(154,466)	$(1,008)	$(113,334)	$(268,808)
The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the years ended December 31, 2018, 2017 and 2016 were net (losses) of $(5.7) million, $(3.4) million and $(5.0) million, respectively, excluding an income tax benefit of $1.5 million, $1.2 million and $1.8 million, respectively. These net losses included amortization of net actuarial (losses) of $(6.9) million, $(6.5) million and $(8.0) million for the years ended December 31, 2018, 2017 and 2016, respectively, and amortization of net prior service credit of $1.2 million, $3.1 million and $3.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit credit. See Note 12 for further discussion.
The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the years ended December 31, 2018, 2017 and 2016 were not significant. See Note 10 which includes a discussion of derivative instruments and hedging activities.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

The foreign currency translation component of accumulated other comprehensive loss includes: (i) foreign currency gains (losses) related to translation of year-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. Dollar; (ii) foreign currency (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature; and (iii) foreign currency (losses) gains related to our net investment hedges, net of tax. Foreign currency (losses) gains related to translation of year-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. Dollar for the years ended December 31, 2018, 2017 and 2016 were $(47.3) million, $94.7 million and $(20.6) million, respectively. Foreign currency gains (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2018, 2017 and 2016 were $5.3 million, $(1.8) million and $(2.0) million, respectively. Foreign currency gains (losses) related to our net investment hedges for the years ended December 31, 2018, 2017 and 2016 were $16.6 million, $(46.1) million and $7.6 million, respectively, excluding an income tax (provision) benefit of $(3.9) million, $17.1 million and $(2.8) million, respectively. See Note 10 for further discussion.

As of December 31, 2017, we reclassified the stranded tax effects resulting from the decrease in the federal corporate tax rate and certain other tax effects (primarily the decreased federal benefit of state income taxes) as a result of the Tax Cuts and Jobs Act enacted in December 2017, or the 2017 Tax Act. As a result, we increased each of accumulated other comprehensive loss and retained earnings by $22.1 million in 2017.

NOTE 6. INVENTORIES
The components of inventories at December 31 were as follows:

	2018	2017
	(Dollars in thousands)
Raw materials	$288,860	$233,410
Work-in-process	123,574	124,396
Finished goods	335,180	433,937
Other	13,075	12,370
	760,689	804,113
Adjustment to value inventory at cost on the LIFO method	(125,883)	(82,823)
	$634,806	$721,290
Inventories include $169.3 million and $170.5 million recorded on the FIFO method at December 31, 2018 and 2017, respectively, and $120.9 million and $151.6 million recorded on the average cost method at December 31, 2018 and 2017, respectively.
NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net at December 31 was as follows:

	2018	2017
	(Dollars in thousands)
Land	$73,084	$74,268
Buildings and improvements	467,067	445,178
Machinery and equipment	2,912,841	2,833,214
Construction in progress	159,758	135,126
	3,612,750	3,487,786
Accumulated depreciation	(2,095,240)	(1,997,914)
	$1,517,510	$1,489,872

Depreciation expense in 2018, 2017 and 2016 was $164.1 million, $150.5 million and $129.8 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill were as follows:

	Metal Containers	Closures	Plastic Containers	Total
	(Dollars in thousands)
Balance at December 31, 2016	$110,312	$267,954	$226,448	$604,714
Acquisition	—	511,001	—	511,001
Currency translation	6,604	47,978	1,157	55,739
Balance at December 31, 2017	116,916	826,933	227,605	1,171,454
Currency translation	(2,454)	(19,307)	(1,391)	(23,152)
Balance at December 31, 2018	$114,462	$807,626	$226,214	$1,148,302

In connection with our acquisition of SDS as discussed in Note 3, we recognized goodwill of $511.0 million in 2017.

The components of other intangible assets, net at December 31 were as follows:

	2018		2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$423,513	$(94,889)	$430,730	$(74,469)
Other	40,715	(18,031)	41,538	(12,851)
	464,228	(112,920)	472,268	(87,320)
Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—
	$496,368	$(112,920)	$504,408	$(87,320)

Amortization expense in 2018, 2017 and 2016 was $27.6 million, $23.6 million and $13.2 million, respectively. Amortization expense is expected to be $27.2 million, $26.6 million, $25.1 million, $24.6 million and $24.6 million for the years ended December 31, 2019 through 2023, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

NOTE 9. LONG-TERM DEBT
Long-term debt at December 31 was as follows:

	2018	2017
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$—	$—
U.S. term loans	800,000	800,000
Canadian term loans	22,103	27,147
Other foreign bank revolving and term loans	129,697	76,798
Total bank debt	951,800	903,945
5% Senior Notes	—	280,000
5½% Senior Notes	300,000	300,000
4¾% Senior Notes	300,000	300,000
3¼% Senior Notes	744,380	780,325
Other obligations	21,543	—
Total debt - principal	2,317,723	2,564,270
Less unamortized debt issuance costs	13,109	16,979
Total debt	2,304,614	2,547,291
Less current portion	170,214	108,789
	$2,134,400	$2,438,502

AGGREGATE ANNUAL MATURITIES

The aggregate annual maturities of our debt (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date) are as follows (dollars in thousands):

2019	$170,214
2020	84,548
2021	83,185
2022	383,257
2023	83,336
Thereafter	1,513,183
$2,317,723

At December 31, 2018, the current portion of our long-term debt consisted of $41.1 million of term loans under our senior secured credit facility due on December 31, 2019 and $129.1 million of other foreign bank revolving and term loans and other obligations.
BANK CREDIT AGREEMENT

On March 24, 2017, we completed an amendment and restatement of our previous senior secured credit facility, which extended the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. On May 30, 2018, we entered into an amendment to our amended and restated senior secured credit facility, as so amended, the Credit Agreement. This amendment further extended the maturity dates of the Credit Agreement, lowered the margin on borrowings thereunder and provides us with additional flexibility with regard to our strategic initiatives.

The Credit Agreement provides us with revolving loans, or the Revolving Loans, consisting of a multicurrency revolving loan facility of approximately $1.19 billion and a Canadian revolving loan facility of Cdn

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

$15.0 million and provided us with Cdn $45.5 million of term loans designated Canadian A term loans. In addition, the Credit Agreement provided us with $800.0 million of term loans designated U.S. A term loans which were borrowed to fund a portion of the purchase price paid in connection with our acquisition of SDS. See Note 3 for further information.

The Revolving Loans generally may be borrowed, repaid and reborrowed from time to time until May 30, 2023. Proceeds from the Revolving Loans may be used for working capital and other general corporate purposes (including acquisitions, capital expenditures, dividends, stock repurchases and repayments of other debt).

The $800.0 million U.S. A term loans and the Cdn $45.5 million of Canadian A term loans, collectively the Term Loans, mature on May 30, 2024. The Term Loans are payable in installments as follows (expressed as a percentage of the original principal amount of the applicable Term Loan outstanding on the date that it is borrowed), with the remaining outstanding principal amounts to be repaid on the maturity date of the Term Loans:

Date	Percentage
December 31, 2019	5.0%
December 31, 2020	10.0%
December 31, 2021	10.0%
December 31, 2022	10.0%
December 31, 2023	10.0%

If, on the date that is 91 days prior to the maturity date of our 5½% Senior Notes due 2022, such notes have not been (a) repaid in full, (b) amended to extend the final maturity date thereof to a date that is more than 90 days after the maturity date of the Revolving Loans or the Terms Loans, as applicable, or (c) refinanced with other senior notes with a final maturity date that is more than 90 days after the maturity date of the Revolving Loans or the Terms Loans, as applicable, then the Revolving Loans and/or the Term Loans, as applicable, will mature on the date that is 91 days prior to the maturity date of the 5½% Senior Notes due 2022 that remain outstanding.

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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

At December 31, 2018, we had borrowings outstanding under the Credit Agreement of $800.0 million of U.S. A term loans and Cdn $30.1 million of Canadian A term loans, totaling U.S. denominated $822.1 million (with non-U.S. denominated amounts translated at exchange rates in effect at such date), and no Revolving Loans outstanding. At December 31, 2017, we had borrowings outstanding under the Credit Agreement of $800.0 million of U.S. A term loans, and Cdn $34.1 million of Canadian A term loans, totaling U.S. denominated $827.1 million (with non-U.S. denominated term loans translated at exchange rates in effect at such date), and no Revolving Loans outstanding.

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

At December 31, 2018, the margin for Term Loans and Revolving Loans maintained as Eurodollar Rate, CDOR Rate or Euro Rate loans was 1.25 percent and the margin for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans was 1.25 percent. The interest rate margin on all loans will be reset quarterly based upon our Total Net Leverage Ratio as provided in the Credit Agreement. As of December 31, 2018, the interest rates on U.S. term loans and Canadian term loans were 3.77 percent and 3.55 percent, respectively.

The Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.30 percent per annum on the daily average unused portion of commitments available under the revolving loan facilities (0.25 percent at December 31, 2018). The commitment fee will be reset quarterly based upon our Total Net Leverage Ratio as provided in the Credit Agreement.

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

For 2018, 2017 and 2016, the weighted average annual interest rate paid on term loans under our senior secured credit facilities was 3.6 percent, 3.1 percent and 1.9 percent, respectively; and the weighted average annual interest rate paid on revolving loans under our senior secured credit facilities was 3.5 percent, 3.0 percent and 2.0 percent, respectively. From time to time, we enter into interest rate swap agreements to convert interest rate exposure from variable rates to fixed rates of interest. For 2018, 2017 and 2016, any interest rate swap agreements in effect did not significantly impact our weighted average annual interest rate paid on term loans under our senior secured credit facilities. See Note 10 which includes a discussion of our interest rate swap agreements.

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

Because we sell metal containers and closures used in the fruit and vegetable packing process, we have seasonal sales. As is common in the packaging industry, we must utilize working capital to build inventory and then

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

carry accounts receivable for some customers beyond the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements

As a result of the 2018 amendment to the Credit Agreement, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.1 million in 2018. As a result of entering into the Credit Agreement in 2017, we recorded a pre-tax charge for the loss on early extinguishment of debt of $0.6 million in 2017.

4¾ % SENIOR NOTES AND 3¼ % SENIOR NOTES

On February 13, 2017, we issued $300 million aggregate principal amount of our 4¾% Senior Notes due 2025, or the 4¾% Notes, and €650 million aggregate principal amount of our 3¼% Senior Notes due 2025, or the 3¼% Notes, at 100 percent of their principal amount.
The 4¾% Notes and the 3¼% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with our existing and future unsecured unsubordinated indebtedness, including our 5½% Senior Notes due 2022, and ahead of our existing and future subordinated debt, if any. The 4¾% Notes and the 3¼% Notes are effectively subordinated to Silgan’s secured debt to the extent of the assets securing such debt and structurally subordinated to all obligations of subsidiaries of Silgan.
The 4¾% Notes and the 3¼% Notes will mature on March 15, 2025. Interest on the 4¾% Notes and the 3¼% Notes will be payable semi-annually in cash on March 15 and September 15 of each year. The 4¾% Notes and the 3¼% Notes were issued pursuant to an indenture by and among Silgan, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent in respect of the 3¼% Notes, and Elavon Financial Services DAC, as registrar and transfer agent in respect of the 3¼% Notes, which indenture contains covenants that are generally less restrictive than those in the Credit Agreement and substantially similar to the those in the indenture for our 5½% Senior Notes due 2022.
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
The net proceeds from the sale of the 4¾% Notes were approximately $296.5 million and the net proceeds from the sale of the 3¼% Notes were approximately €643.4 million, in each case after deducting the initial purchasers' discount and offering expenses. We used the net proceeds from the sale of the 4¾% Notes to prepay $212.3 million of our outstanding U.S. term loans and repay a portion of our outstanding revolving loans under our previous senior secured credit facility. We used a portion of the net proceeds from the sale of the 3¼% Notes to prepay the remaining balance of €187.0 million of Euro term loans under our previous senior secured credit facility,

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

repay all remaining outstanding revolving loans under our previous senior secured credit facility, repay approximately €34.0 million of certain other foreign bank revolving and term loans of certain of our non U.S. subsidiaries and redeem $220.0 million aggregate principal amount of our 5% Senior Notes due 2020. In addition, we prepaid $98.0 million of our outstanding U.S. term loans and Cdn. $14.0 million of our outstanding Canadian term loans under our previous senior secured credit facility during the first quarter of 2017. As a result of the aggregate prepayments of our outstanding term loans under our previous senior secured credit facility and the partial redemption of our 5% Senior Notes due 2020, we recorded a pre-tax charge for the loss on early extinguishment of debt of $6.5 million in 2017.
5½ % SENIOR NOTES

In 2013, we issued $300 million aggregate principal amount of our 5½% Senior Notes due 2022, or the
5½% Notes, at 100 percent of their principal amount. The 5½% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with Silgan’s unsecured unsubordinated indebtedness, including the 4¾% Notes and the 3¼% Notes, and ahead of Silgan’s subordinated debt, if any. The 5½% Notes are effectively subordinated to Silgan’s secured debt to the extent of the assets securing such debt and structurally subordinated to all obligations of subsidiaries of Silgan. Interest on the 5½% Notes is payable semi-annually in cash on February 1 and August 1 of each year, and the 5½% Notes mature on February 1, 2022.

The 5½% Notes are redeemable, at the option of Silgan, in whole or in part, at 101.375 percent of their principal amount plus accrued and unpaid interest thereon to the redemption date, declining to 100 percent of their principal amount, plus accrued and unpaid interest thereon to redemption date, on or after August 1, 2019.

Upon the occurrence of a change of control, as defined in the indenture for the 5½% Notes, Silgan is required to make an offer to repurchase the 5½% Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest to the date of purchase.

The indenture for the 5½% Notes contains covenants which are generally less restrictive than those under the Credit Agreement and substantially similar to those under the indenture for the 4¾% Notes and the 3¼% Notes.

5% SENIOR NOTES

On April 3, 2017, we utilized a portion of the net proceeds from the sale of the 3¼% Notes to redeem $220.0 million aggregate principal amount of the $500 million aggregate principal amount of our 5% Senior Notes due 2020, or the 5% Notes, at a redemption price of 101.25 percent of their principal amount plus accrued and unpaid interest up to the redemption date. As a result of this partial redemption, we recorded a pre-tax charge for the loss on early extinguishment of debt of $4.4 million in 2017 for the premium paid in connection with this partial redemption and for the write-off of unamortized debt issuance costs.

On April 16, 2018, we redeemed all remaining outstanding 5% Notes ($280.0 million aggregate principal amount) at a redemption price of 100 percent of their principal amount plus accrued and unpaid interest up to the redemption date. We funded this redemption with revolving loan borrowings under the Credit Agreement and cash on hand. As a result of this redemption, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.4 million in 2018 for the write-off of unamortized debt issuance costs.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

OTHER FOREIGN BANK REVOLVING AND TERM LOANS

We have certain other bank revolving and term loans outstanding in foreign countries. At December 31, 2018, these bank revolving loans allowed for total borrowings of up to $152.3 million (translated at exchange rates in effect at the balance sheet date). These bank revolving and term loans bear interest at rates ranging from 0.9 percent to 24.3 percent. For 2018, 2017 and 2016, the weighted average annual interest rate paid on these loans was 6.2 percent, 5.0 percent and 3.8 percent, respectively.

NOTE 10. FINANCIAL INSTRUMENTS
The financial instruments recorded in our Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and derivative instruments. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other significant financial instruments at December 31:

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$72,819	$72,819	$53,533	$53,533

Liabilities:
Bank debt	$951,800	$951,800	$903,945	$903,945
5½% Notes	300,000	301,761	300,000	308,301
4¾% Notes	300,000	284,517	300,000	309,390
3¼% Notes	744,380	746,591	780,325	813,793

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
The financial assets and liabilities that are measured on a recurring basis at December 31, 2018 and 2017 consist of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, these derivative instruments are classified within Level 2.
FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
Our bank debt, 5½% Notes, 4¾% Notes and 3¼% Notes were recorded at historical amounts in our Consolidated Balance Sheets, as we have not elected to measure them at fair value. We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 5½% Notes, 4¾% Notes and 3¼% Notes were estimated based on the quoted market price, a Level 1 input.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We utilize swap agreements to manage a portion of our interest rate and natural gas cost exposures. We do not utilize derivative financial instruments for trading or other speculative purposes.

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges and changes in their fair values are recorded in accumulated other comprehensive loss, a component of stockholder's equity, and reclassified into earnings in future periods when earnings are affected by the variability of the hedged cash flows.
INTEREST RATE SWAP AGREEMENTS
We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations. These interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. Under these agreements, we will pay a fixed rate of interest of 2.878 percent and receive floating rates of interest based on the three month LIBOR. These agreements become effective on March 29, 2019 and mature on March 24, 2023. The difference between amounts to be paid or received on interest rate swap agreements will be recorded in interest and other debt expense in our Consolidated Statements of Income. These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements at December 31, 2018 was not significant. At December 31, 2017, we had no outstanding interest rate swap agreements.
NATURAL GAS SWAP AGREEMENTS
We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on natural gas swap agreements is recorded in cost of goods sold in our Consolidated Statements of Income and was not significant for each of the years ended December 31, 2018, 2017 and 2016. The total fair value of our natural gas swap agreements in effect at December 31, 2018 and 2017 was not significant.
FOREIGN CURRENCY EXCHANGE RATE RISK
In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros and Canadian dollars. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼% Notes which are Euro denominated. Foreign currency gains (losses) related to our net investment hedges included in accumulated other comprehensive loss were $16.6 million, $(46.1) million and $7.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

CONCENTRATION OF CREDIT RISK
We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Nestlé Food Company, Campbell Soup Company and Del Monte Corporation) accounted for approximately 23.0 percent, 23.7 percent and 27.2 percent of our net sales in 2018, 2017 and 2016, respectively. The receivable balances from these customers collectively represented 5.5 percent and 6.2 percent of our trade accounts receivable at December 31, 2018 and 2017, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information. Accounts receivable are considered past due based on the original due date and write-offs occur only after all reasonable collection efforts are exhausted.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

NOTE 11. COMMITMENTS AND CONTINGENCIES
We have a number of noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2040. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options. Minimum future rental payments under these leases are as set forth below for each of the following years (dollars in thousands):

2019	$41,703
2020	35,379
2021	28,833
2022	22,160
2023	18,408
Thereafter	54,410
$200,893

Rent expense was $52.2 million, $52.0 million and $46.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
At December 31, 2018, we had noncancelable commitments for capital expenditures in 2019 of $30.2 million.
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
December 31, 2018, 2017 and 2016

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
The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
	(Dollars in thousands)
Change in benefit obligation
Obligation at beginning of year	$808,149	$726,421	$20,939	$21,698
Service cost	14,238	13,372	99	104
Interest cost	25,316	25,501	640	692
Actuarial (gains) losses	(53,044)	54,562	(2,031)	630
Acquisition	—	19,225	—	—
Plan amendments	—	147	1,210	(2)
Benefits paid	(38,335)	(43,598)	(1,764)	(2,325)
Participants’ contributions	—	—	93	142
Foreign currency exchange rate changes	(4,699)	12,519	—	—
Obligation at end of year	751,625	808,149	19,186	20,939
Change in plan assets
Fair value of plan assets at beginning of year	825,806	759,551	—	—
Actual return on plan assets	(57,082)	108,154	—	—
Employer contributions	2,113	1,699	1,671	2,183
Participants’ contributions	—	—	93	142
Benefits paid	(38,335)	(43,598)	(1,764)	(2,325)
Fair value of plan assets at end of year	732,502	825,806	—	—
Funded status	$(19,123)	$17,657	$(19,186)	$(20,939)

Actuarial (gains) losses related to pension benefits were primarily the result of changes in discount rates used to calculate projected benefit obligations.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
	(Dollars in thousands)
Amounts recognized in the consolidated balance sheets
Non-current assets	$76,443	$118,892	$—	$—
Current liabilities	(2,174)	(2,227)	(1,924)	(2,083)
Non-current liabilities	(93,392)	(99,008)	(17,262)	(18,856)
Net amount recognized	$(19,123)	$17,657	$(19,186)	$(20,939)
Amounts recognized in accumulated other comprehensive loss (income)
Net actuarial loss (gain)	$218,867	$154,642	$(7,087)	$(5,561)
Prior service cost (credit)	765	938	(8,735)	(11,337)
Net amount recognized	$219,632	$155,580	$(15,822)	$(16,898)

The fair value of plan assets for our domestic pension plans was 112 percent and 117 percent of their projected benefit obligations at December 31, 2018 and 2017, respectively. Pension plans with projected benefit obligations in excess of plan assets at December 31, 2018 and 2017 consisted entirely of our international pension benefit plans which are not funded. The projected benefit obligation for our international pension benefit plans was $95.6 million and $101.2 million at December 31, 2018 and 2017, respectively.
The accumulated benefit obligation for all pension benefit plans at December 31, 2018 and 2017 was $728.7 million and $779.1 million, respectively. Pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2018 and 2017 consisted entirely of our international pension benefit plans which are not funded. The accumulated benefit obligation for our international pension benefit plans was $93.1 million and $96.2 million at December 31, 2018 and 2017, respectively.
The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of service, are as follows (dollars in thousands):

	Pension Benefits	Other Postretirement Benefits
2019	$41,211	$1,924
2020	40,842	1,702
2021	42,339	1,545
2022	43,469	1,486
2023	44,516	1,463
2024-2028	233,796	6,468
	$446,173	$14,588

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2018	2017
Discount rate	4.5%	3.8%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	2.6%	2.6%
Health care cost trend rate:
Assumed for next year	6.4%	6.2%
Ultimate rate	4.3%	4.9%
Year that the ultimate rate is reached	2035	2047

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.
Our international pension benefit plans used a discount rate of 2.2 percent and 2.1 percent as of December 31, 2018 and 2017, respectively, and a rate of compensation increase of 3.3 percent to determine the benefit obligation as of each of December 31, 2018 and 2017.
The components of the net periodic benefit credit for each of the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
	(Dollars in thousands)
Service cost	$14,238	$13,372	$12,895	$99	$104	$222
Interest cost	25,316	25,501	25,781	640	692	891
Expected return on plan assets	(68,575)	(63,010)	(58,504)	—	—	—
Amortization of prior service cost (credit)	173	313	561	(1,392)	(3,418)	(3,571)
Amortization of actuarial losses (gains)	7,378	7,077	8,573	(506)	(596)	(599)
Special termination benefits	—	—	2,837	—	—	—
Curtailment loss (gain)	—	—	183	—	—	(823)
Net periodic benefit credit	$(21,470)	$(16,747)	$(7,674)	$(1,159)	$(3,218)	$(3,880)
In 2016, special termination benefits of $2.8 million and net curtailment gains of $0.6 million related to the shutdown of the LaPorte, Indiana manufacturing facility were recognized as rationalization charges in the Consolidated Statements of Income.
Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit credit for the years ended December 31:

	2018	2017	2016
Discount rate	3.8%	4.4%	4.7%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	2.6%	2.8%	3.1%
Health care cost trend rate	6.2%	6.4%	6.6%
Our international pension benefit plans used a discount rate of 2.1 percent, 1.9 percent and 2.6 percent for the years ended December 31, 2018, 2017 and 2016, respectively, and used a rate of compensation increase of 3.3

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

percent, 3.3 percent and 3.5 percent to determine net periodic benefit credit for the years ended December 31, 2018, 2017 and 2016, respectively.

MULTIEMPLOYER PENSION PLANS
We participate in four multiemployer pension plans which provide defined benefits to certain of our union employees. The aggregate amount contributed to these plans and charged to pension cost in 2018, 2017 and 2016 was $5.3 million, $6.4 million and $6.5 million, respectively.
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
Based on the latest information available, we participate in two multiemployer plans with a funded status less than 65 percent. Further information on these multiemployer plans for the years ended December 31, 2018, 2017 and 2016 is as follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				FIP / RP Status Pending / Implemented	Contributions			Surcharge Imposed
		2018		2017			2018	2017	2016
							(Dollars in thousands)
Central States, Southeast & Southwest Areas Pension Fund (1)	36-6044243/001	Red	(2)	Red	(2)	Implemented	$1,797	$1,873	$1,979	No
United Food & Commercial Workers — Local 1 Pension Fund (3)	16-6144007/001	Red		Red		Implemented	237	232	199	No
All Other							3,258	4,318	4,304
Total Contributions							$5,292	$6,423	$6,482
______________________

(1)	The applicable collective bargaining agreements related to this pension fund expire at various times in 2019.

(2)	Under the Multiemployer Pension Reform Act of 2014, the status of this pension fund for each of 2018 and 2017 was critical and declining, as defined under such Act.

(3)	The collective bargaining agreement related to this pension fund expires on December 31, 2020.
The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three digit plan number assigned to a plan by the Internal Revenue Service. The most recent Pension Protection Act Zone Status available for 2018 and 2017 is for plan years that ended in each of those years. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status,” based on criteria established under the Internal Revenue Code of 1986, as amended (the “Code”), and is generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a rehabilitation plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the 2018 plan year. The “Surcharge Imposed” column indicates whether our contribution rate for 2018 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status” in accordance with the requirements of the Code.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Our contributions to each of these respective plans were less than five percent of total contributions made by all employers to each of these respective plans, as reported by these plans for the year ended December 31, 2017, the most recent plan year available. We do not expect our contributions to these plans for the year ended December 31, 2019 to be significantly different from our contributions for the year ended December 31, 2018.
DEFINED CONTRIBUTION PLANS
We also sponsor defined contribution plans covering certain employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans for the years ended December 31, 2018, 2017 and 2016 were $12.0 million, $11.8 million and $9.8 million, respectively.
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
The weighted average asset allocation for our pension plans at December 31, 2018 and 2017 and target allocation for 2018 was as follows:

	Target Allocation	Actual Allocation
		2018	2017
Equity securities—U.S.	49%	47%	47%
Equity securities—International	9%	10%	10%
Debt securities	42%	42%	42%
Cash and cash equivalents	—	1%	1%
	100%	100%	100%
FAIR VALUE MEASUREMENTS
Our plan assets are primarily invested in commingled funds holding equity and debt securities, which are valued using the Net Asset Value, or NAV, provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. Commingled funds are classified within Level 2 (as described in Note 10) of the fair value hierarchy because the NAV’s are not publicly available. Plan excess cash balances are invested in short term investment funds which include investments in cash, bank notes, corporate notes, government bills and various short-term debt instruments. These typically are commingled funds valued using one dollar for the NAV. These short term funds are also classified within Level 2 of the valuation hierarchy.
The fair value of our plan assets by asset category consisted of the following at December 31:

	2018	2017
	(Dollars in thousands)
Equity securities—U.S.	$350,728	$391,527
Equity securities—International	73,415	82,571
Debt securities	304,128	347,612
Cash and cash equivalents	4,231	4,096
	$732,502	$825,806

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

CONCENTRATIONS OF CREDIT RISK
As of December 31, 2018, approximately 99 percent of our plan assets were under management by a single investment management company in six individual commingled equity and debt index funds. Of these six funds, four funds held assets individually in excess of ten percent of our total plan assets.
EXPECTED CONTRIBUTIONS
Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2019. In addition, based on the current funded status of our domestic pension benefit plans we do not expect to make significant contributions to these plans in 2019. However, this estimate may change based on regulatory changes and actual plan asset returns.

NOTE 13. INCOME TAXES
Income before income taxes was taxed in the following jurisdictions in each of the years ended December 31:

	2018	2017	2016
	(Dollars in thousands)
Domestic	$215,354	$187,521	$212,987
Foreign	77,947	52,160	18,930
Total	$293,301	$239,681	$231,917
The components of the provision (benefit) for income taxes were as follows:

	2018	2017	2016
	(Dollars in thousands)
Current:
Federal	$17,846	$56,834	$27,805
State	3,336	7,507	(577)
Foreign	24,385	20,650	6,327
Current income tax provision	45,567	84,991	33,555
Deferred:
Federal	25,887	(118,919)	42,964
State	3,382	4,413	3,445
Foreign	(5,529)	(463)	(1,398)
Deferred income tax provision (benefit)	23,740	(114,969)	45,011
	$69,307	$(29,978)	$78,566

On December 22, 2017, the 2017 Tax Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35 percent to 21 percent effective for tax years beginning after December 31, 2017 and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017 as part of the move from a worldwide to a territorial tax system. The 2017 Tax Act also provides for the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including the repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on the deductibility of executive compensation and limitations on the deductibility of interest. We recognized the impact of the 2017 Tax Act in our year end income tax provision for 2017 and recorded $110.9 million as an additional income tax benefit in the fourth quarter of 2017. This income tax benefit primarily represented the provisional amount related to the remeasurement of net deferred tax liabilities based on the rates at which they are expected to be taxed in the future. The provisional estimate also reflected our computation that we will not incur the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

We recognized the income tax effects of the 2017 Tax Act in our 2017 financial statements in accordance with the Staff Accounting Bulletin No. 118, or SAB 118, issued by the staff of the Securities and Exchange Commission, which provides guidance for the application of GAAP as it pertains to accounting for income taxes, in the reporting period in which the 2017 Tax Act was signed into law. In accordance with SAB 118, we had determined that the $110.9 million deferred tax benefit recorded in the fourth quarter of 2017 primarily in connection with the remeasurement of deferred tax assets and liabilities and the computation related to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings were provisional amounts and a reasonable estimate at December 31, 2017.
As of December 31, 2018, we completed our accounting for all of the enactment date income tax effects of the 2017 Tax Act. During 2018, we recognized insignificant adjustments to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense. The final amount of the income tax benefit from the enactment of the 2017 Tax Act was $111.6 million, which related primarily to the remeasurement of deferred tax assets and liabilities. We did not incur any income tax expense due to the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. As of January 1, 2018, the 2017 Tax Act imposes a minimum tax on foreign earnings in excess of a return on tangible assets, commonly referred to as the tax on Global Intangible Low-Taxed Income. We have elected to account for this tax as a component of current income tax expense.
The provision (benefit) for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2018	2017	2016
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$61,543	$83,884	$81,171
State income taxes, net of federal tax benefit	6,326	4,529	4,264
Tax liabilities required (no longer required)	1,908	1,254	(408)
Valuation allowance	240	4,636	474
Manufacturing exemption	—	(5,143)	(3,613)
Tax credit refunds, net	(3,415)	(2,797)	(2,676)
Foreign earnings taxed at other than 21%, 35% and 35%, respectively	7,851	(3,840)	(2,334)
Deferred tax rate changes	(1,947)	(114,163)	(371)
Other	(3,199)	1,662	2,059
	$69,307	$(29,978)	$78,566

Effective tax rate	23.6%	(12.5)%	33.9%

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 were as follows:

	2018	2017
	(Dollars in thousands)
Deferred tax assets:
Pension and other postretirement liabilities	$18,653	$21,235
Rationalization and other accrued liabilities	19,343	17,716
AMT and other credit carryforwards	3,701	1,910
Net operating loss carryforwards	31,679	34,102
Other intangible assets	3,964	—
Foreign currency translation	234	10,170
Inventory and related reserves	6,988	9,832
Other	5,971	2,093
Total deferred tax assets	90,533	97,058
Deferred tax liabilities:
Property, plant and equipment	(185,101)	(175,486)
Pension and other postretirement liabilities	(14,393)	(23,780)
Other intangible assets	(117,168)	(115,547)
Other	(7,275)	(3,961)
Total deferred tax liabilities	(323,937)	(318,774)
Valuation allowance	(13,541)	(14,089)
	$(246,945)	$(235,805)
At December 31, 2018, the net deferred tax liability in our Consolidated Balance Sheets was comprised of long-term deferred tax assets of $21.1 million and long-term deferred tax liabilities of $268.0 million. At December 31, 2017, the net deferred tax liability in our Consolidated Balance Sheets was comprised of long-term deferred tax assets of $26.6 million and long-term deferred tax liabilities of $262.4 million. Long-term deferred tax assets were classified as other assets, net in our Consolidated Balance Sheets.
The valuation allowance in 2018 includes deferred tax assets of $13.5 million resulting from state and foreign net operating loss carryforwards, or NOLs. The valuation allowance for deferred tax assets decreased in 2018 by $0.5 million primarily due to an increase in the valuation allowance related to state tax loss carryforwards and a decrease in the valuation allowance related to foreign tax loss carryforwards.
At December 31, 2018, we had foreign NOLs of approximately $26.8 million that are available to offset future taxable income. Of that amount, approximately $8.7 million will expire from 2019 to 2029. The remaining portion has no expiration date. At December 31, 2018, we had state tax NOLs of approximately $4.8 million that are available to offset future taxable income and that will expire from 2024 to 2037.
We recognize accrued interest and penalties related to unrecognized taxes as additional income tax expense. At December 31, 2018 and 2017, we had $4.9 million and $4.3 million, respectively, accrued for potential interest and penalties.
The total amount of unrecognized tax benefits recorded in other liabilities as of December 31, 2018 and 2017 were $43.6 million and $41.9 million, respectively, excluding associated tax assets and including the federal tax benefit of state taxes, interest and penalties.
Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another jurisdiction. At December 31, 2018 and 2017, we had approximately $17.1 million and $16.9 million, respectively, in assets associated with uncertain tax positions recorded in other assets, net in our Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits included as other liabilities in our Consolidated Balance Sheets was as follows:

	2018	2017
	(Dollars in thousands)
Balance at January 1,	$45,146	$56,721
Increase based upon tax positions of current year	—	1,183
Increase (decrease) based upon tax positions of a prior year	1,022	(6,839)
Decrease due to changes in tax rates	—	(3,408)
Decrease based upon settlements with taxing authorities	(1,253)	(2,191)
Decrease based upon a lapse in the statute of limitations	(1,407)	(320)
Balance at December 31,	$43,508	$45,146
The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2018 and 2017 were $28.0 million and $26.6 million, respectively.
Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, is completing its review of the 2017 tax year. We expect no material change to our filed federal income tax return for 2017. We have been accepted into the Compliance Assurance Program for the 2018 and 2019 tax years which provides for the review by the IRS of tax matters relating to our tax return prior to filing. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute of limitations have been executed. The earliest open period for a state audit is 2013. Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2008, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. In the next twelve months, it is reasonably possible that our reserve for unrecognized tax benefits will decrease by approximately $4.0 million primarily related to tax attributes acquired from and expenses related to certain acquisitions, as we anticipate the expiration of the applicable statutes of limitation with respect to certain tax matters and resolving certain other outstanding tax matters with the IRS.
As a result of the 2017 Tax Act, we have changed our assertion of indefinite reinvestment of the earnings of certain of our foreign subsidiaries. In connection with this change, we are estimating that there is no deferred tax to record for any U.S. income tax and foreign taxes on previously unremitted earnings of such foreign subsidiaries. For our foreign subsidiaries where we expect to be indefinitely reinvested, we estimate that the unremitted earnings as of December 31, 2018 are approximately $78.1 million. The amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings is estimated to be approximately $3.3 million.
As of December 31, 2017, we reclassified the stranded tax effects resulting from the decrease in the federal corporate tax rate and certain other tax effects (primarily the decreased federal benefit of state income taxes) as a result of the 2017 Tax Act. As a result, we increased each of accumulated other comprehensive loss and retained earnings by $22.1 million in 2017. See Note 5 for further information.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

NOTE 14. STOCK-BASED COMPENSATION
The Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, or the Plan, provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to our officers, other key employees and outside directors.
Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 19,200,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2018, 5,440,508 shares were available to be awarded under the Plan.
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 recorded in selling, general and administrative expenses was $14.9 million, $14.6 million and $13.0 million, respectively.
RESTRICTED STOCK UNITS
Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual vesting period for restricted stock units outstanding at December 31, 2018 is six years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units carry with them the right to receive, upon vesting, dividend equivalents.
The table below summarizes restricted stock unit activity for the year ended December 31, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2017	2,185,466	$25.81
Granted	374,810	28.51
Released	(339,972)	26.38
Forfeited	(18,080)	28.18
Restricted stock units outstanding at December 31, 2018	2,202,224	26.16
The weighted average grant date fair value of restricted stock units granted during 2017 and 2016 was $29.94 and $25.77, respectively. The fair value of restricted stock units released during the years ended December 31, 2018, 2017 and 2016 was $9.7 million, $12.8 million and $9.3 million, respectively.
As of December 31, 2018, there was approximately $25.3 million of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted average period of 3.0 years.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

NOTE 15. CAPITAL STOCK
CAPITAL STOCK
On June 11, 2018, our stockholders approved an increase in the number of authorized shares of our common stock from 200,000,000 to 400,000,000. Accordingly, on June 11, 2018 we amended our Amended and Restated Certificate of Incorporation to increase the total number of shares of capital which we have authority to issue to 410,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share.
TREASURY STOCK
On October 17, 2016, our Board of Directors authorized the repurchase by us of up to $300.0 million of our common stock by various means from time to time through and including December 31, 2021. Pursuant to this authorization, we repurchased a total of 188,300 shares of our common stock in 2018 at an average price per share of $25.31, for a total purchase price of $4.8 million. In 2016, pursuant to this authorization and the remaining amount from a prior authorization, we repurchased a total of 294,930 shares of our common stock at an average price per share of $24.40, for a total purchase price of $7.2 million, and we completed a “modified Dutch auction” tender offer pursuant to which we purchased 10,617,810 shares of our common stock from our stockholders at a price of $25.38 per share, for a total purchase price of $269.4 million, exclusive of $0.7 million of fees and expenses. Certain of our directors and executive officers as well as related family foundations participated in the 2016 "modified Dutch auction" tender offer, and we purchased a total of 3,358,572 shares of our common stock beneficially owned by them at a price of $25.38 per share, for a total purchase price of $85.2 million, in such tender offer. Accordingly, at December 31, 2018, we had approximately $124.6 million remaining for the repurchase of our common stock under the October 17, 2016 Board of Directors authorization.
In 2018, 2017 and 2016, we issued 339,972 treasury shares, 421,108 treasury shares and 363,368 treasury shares, respectively, at an average cost of $3.12 per share in 2018 and $3.15 per share in each of 2017 and 2016, for restricted stock units that vested during these years. In 2018, 2017 and 2016, we repurchased 107,420 shares, 138,080 shares and 134,122 shares of our common stock, respectively, at an average cost of $28.46, $30.24 and $25.58 per share, respectively, in accordance with the Plan to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.
We account for treasury shares using the FIFO cost method. As of December 31, 2018, 64,682,900 shares of our common stock were held in treasury.

NOTE 16. EARNINGS PER SHARE
The components of the calculation of earnings per share were as follows:

	2018	2017	2016
	(Dollars and shares in thousands)
Net income	$223,994	$269,659	$153,351
Weighted average number of shares used in:
Basic earnings per share	110,603	110,353	119,732
Dilutive common stock equivalents:
Restricted stock units	1,029	1,010	766
Diluted earnings per share	111,632	111,363	120,498

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

NOTE 17. BUSINESS SEGMENT INFORMATION
We are engaged in the packaging industry and report our results in three business segments, which are our reportable segments: metal containers, closures and plastic containers. The metal containers segment manufactures steel and aluminum containers for human and pet food and general line products. The closures segment manufactures an extensive range of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products. The plastic containers segment manufactures custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products. These segments are strategic business operations that are managed separately to maximize the production, technology and marketing of their packaging product. Our metal container business operates primarily in North America and Europe. Our closures business operates in North and South America, Europe and Asia. Our plastic container business operates primarily in North America. The accounting policies of the business segments are the same as those described in Note 1.

Information for each of the past three years for our business segments is as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
2018
Net sales	$2,377,980	$1,456,799	$614,096	$—	$4,448,875
Depreciation and amortization	81,420	74,217	35,949	151	191,737
Rationalization charges	5,316	180	757	—	6,253
Segment income	198,826	189,906	42,562	(19,194)	412,100
Segment assets	1,601,944	2,169,985	722,205	33,791	4,527,925
Capital expenditures	84,490	62,183	44,242	58	190,973
2017
Net sales	$2,278,054	$1,246,669	$565,131	$—	$4,089,854
Depreciation and amortization	77,698	61,668	34,607	89	174,062
Rationalization charges	3,308	1,042	1,476	—	5,826
Segment income (1)	230,199	142,048	27,770	(43,027)	356,990
Segment assets	1,670,426	2,182,529	704,432	34,081	4,591,468
Capital expenditures	87,115	56,682	30,141	491	174,429
2016
Net sales	$2,271,933	$797,074	$543,907	$—	$3,612,914
Depreciation and amortization	72,810	38,146	31,993	109	143,058
Rationalization charges	12,056	568	6,437	—	19,061
Segment income (1)	214,696	99,806	5,231	(20,003)	299,730
Segment assets	1,551,729	808,771	707,578	32,891	3,100,969
Capital expenditures	108,606	43,120	40,152	15	191,893
______________________

(1)	Corporate includes costs attributed to announced acquisitions of $24.7 million and $1.4 million in 2017 and 2016, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

Total segment income is reconciled to income before income taxes as follows:

	2018	2017	2016
	(Dollars in thousands)
Total segment income	$412,100	$356,990	$299,730
Interest and other debt expense	118,799	117,309	67,813
Income before income taxes	$293,301	$239,681	$231,917

Total segment assets at December 31 are reconciled to total assets as follows:

	2018	2017
	(Dollars in thousands)
Total segment assets	$4,527,925	$4,591,468
Other assets	51,369	53,981
Total assets	$4,579,294	$4,645,449

Financial information relating to our operations by geographic area is as follows:

	2018	2017	2016
	(Dollars in thousands)
Net sales:
United States	$3,333,668	$3,110,595	$2,905,157
Foreign:
Europe	858,255	747,043	551,071
Other	256,952	232,216	156,686
Total net sales from foreign operations	1,115,207	979,259	707,757
Total net sales	$4,448,875	$4,089,854	$3,612,914
Long-lived assets:
United States	$989,426	$942,171
Foreign:
Europe	410,919	422,709
Other	117,165	124,992
Total long-lived assets at foreign operations	528,084	547,701
Total long-lived assets	$1,517,510	$1,489,872
Net sales are attributed to the country from which the product was manufactured and shipped.
Sales of our metal containers segment to Nestlé Food Company accounted for 10.4 percent, 10.2 percent and 11.5 percent of our consolidated net sales in 2018, 2017 and 2016, respectively.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

NOTE 18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table presents our quarterly results of operations for the years ended December 31, 2018 and 2017:

	First	Second	Third	Fourth
	(Dollars in thousands, except per share data)
2018 (1)
Net sales	$1,012,280	$1,059,103	$1,306,999	$1,070,493
Gross profit	160,034	173,250	204,107	152,372
Net income	45,721	55,343	84,739	38,191

Basic net income per share (3)	$0.41	$0.50	$0.77	$0.35
Diluted net income per share (3)	0.41	0.50	0.76	0.34

Dividends per share	$0.10	$0.10	$0.10	$0.10

2017 (2)
Net sales	$805,407	$1,021,814	$1,266,930	$995,703
Gross profit (4)	117,980	158,694	205,641	152,233
Net income	23,232	27,926	72,382	146,119

Basic net income per share (3)	$0.21	$0.25	$0.66	$1.32
Diluted net income per share (3)	0.21	0.25	0.65	1.31

Dividends per share	$0.09	$0.09	$0.09	$0.09
______________________

(1)
The first, second, third and fourth quarters of 2018 include rationalization charges of $0.7 million, $0.5 million, $0.3 million and $4.8 million, respectively. The second quarter of 2018 includes a loss on early extinguishment of debt of $2.5 million.

(2)
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

(4)
In 2018, we retrospectively adopted new accounting guidance which amended the presentation of net periodic pension and other postretirement benefit costs. As a result, gross profit was decreased by $6.6 million, $6.5 million, $6.9 million and $6.6 million in the first, second, third and fourth quarters of 2017, respectively. See Note 1 for further information.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
SILGAN HOLDINGS INC.
For the years ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

		Additions		Other Changes Increase (Decrease)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Cumulative translation adjustment	Other (1)	Balance at end of period

For the year ended December 31, 2018:
Allowance for doubtful accounts receivable	$5,339	$1,103	$—	$(208)	$(1,139)	$5,095
For the year ended December 31, 2017:
Allowance for doubtful accounts receivable	$4,073	$1,216	$—	$570	$(520)	$5,339
For the year ended December 31, 2016:
Allowance for doubtful accounts receivable	$4,975	$180	$—	$(122)	$(960)	$4,073
 ______________________
(1)     Uncollectible accounts written off, net of recoveries.