Form 10-Q
period 2019-03-31
SILGAN HOLDINGS INC
filed 2019-05-08
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SLGN	Nasdaq Global Select Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [ X ]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [ X ]

As of April 30, 2019, the number of shares outstanding of the Registrant’s common stock was 111,142,513.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2019	March 31, 2018	Dec. 31, 2018
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$141,400	$174,540	$72,819
Trade accounts receivable, net	596,601	578,584	511,332
Inventories	686,213	743,286	634,806
Prepaid expenses and other current assets	70,622	72,127	71,177
Total current assets	1,494,836	1,568,537	1,290,134

Property, plant and equipment, net	1,511,718	1,502,880	1,517,510
Goodwill	1,141,202	1,183,678	1,148,302
Other intangible assets, net	374,809	413,240	383,448
Other assets, net	402,008	284,152	239,900
	$4,924,573	$4,952,487	$4,579,294

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$578,001	$758,652	$170,214
Trade accounts payable	536,909	552,707	712,739
Accrued payroll and related costs	61,874	66,764	68,773
Accrued liabilities	122,001	81,173	127,342
Total current liabilities	1,298,785	1,459,296	1,079,068

Long-term debt	2,113,575	2,174,709	2,134,400
Deferred income taxes	273,345	268,023	268,036
Other liabilities	338,661	225,668	216,525

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	276,435	265,022	276,062
Retained earnings	2,031,487	1,853,351	1,997,785
Accumulated other comprehensive loss	(272,431)	(174,707)	(268,808)
Treasury stock	(1,137,035)	(1,120,626)	(1,125,525)
Total stockholders’ equity	900,207	824,791	881,265
	$4,924,573	$4,952,487	$4,579,294

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2019 and 2018
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2019	2018

Net sales	$1,027,131	$1,012,280
Cost of goods sold	861,134	852,246
Gross profit	165,997	160,034
Selling, general and administrative expenses	77,662	76,747
Rationalization charges	6,083	703
Other pension and postretirement income	(4,490)	(9,598)
Income before interest and income taxes	86,742	92,182
Interest and other debt expense	27,103	30,481
Income before income taxes	59,639	61,701
Provision for income taxes	12,897	15,980
Net income	$46,742	$45,721

Earnings per share:
Basic net income per share	$0.42	$0.41
Diluted net income per share	$0.42	$0.41

Weighted average number of shares:
Basic	110,709	110,492
Effect of dilutive securities	883	1,066
Diluted	111,592	111,558

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	2019	2018

Net income	$46,742	$45,721
Other comprehensive (loss) income, net of tax:
Changes in net prior service credit and actuarial losses	2,506	856
Change in fair value of derivatives	(887)	(390)
Foreign currency translation	(5,242)	13,800
Other comprehensive (loss) income	(3,623)	14,266
Comprehensive income	$43,119	$59,987

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	2019	2018
Cash flows provided by (used in) operating activities:
Net income	$46,742	$45,721
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	51,232	48,931
Rationalization charges	6,083	703
Stock compensation expense	3,909	3,700
Other changes that provided (used) cash:
Trade accounts receivable, net	(88,594)	(49,615)
Inventories	(53,793)	(74,451)
Trade accounts payable	(81,242)	(16,077)
Accrued liabilities	(51,321)	(41,215)
Other, net	11,198	(7,816)
Net cash used in operating activities	(155,786)	(90,119)

Cash flows provided by (used in) investing activities:
Capital expenditures	(61,746)	(49,196)
Other, net	20	800
Net cash used in investing activities	(61,726)	(48,396)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	614,103	444,595
Repayments under revolving loans	(205,856)	(79,821)
Repayments of long-term debt	(8,161)	(4,638)
Changes in outstanding checks - principally vendors	(83,670)	(87,795)
Dividends paid on common stock	(14,161)	(11,333)
Repurchase of common stock under stock plan	(15,046)	(2,746)
Net cash provided by financing activities	287,209	258,262

Effect of exchange rate changes on cash and cash equivalents	(1,116)	1,260

Cash and cash equivalents:
Net increase	68,581	121,007
Balance at beginning of year	72,819	53,533
Balance at end of period	$141,400	$174,540

Interest paid, net	$39,969	$39,953
Income taxes paid, net	16,933	21,835

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the three months ended March 31, 2019 and 2018
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings		Treasury Stock
Balance at December 31, 2017	110,385	$1,751	$262,201	$1,809,845	$(188,973)	$(1,118,759)	$766,065
Net income	—	—	—	45,721	—	—	45,721
Other comprehensive income	—	—	—	—	14,266	—	14,266
Dividends declared on common stock of $0.10 per share	—	—	—	(11,276)	—	—	(11,276)
Stock compensation expense	—	—	3,700	—	—	—	3,700
Net issuance of treasury stock for vested restricted stock units	184	—	(879)	—	—	(1,867)	(2,746)
Adoption of accounting standards update related to revenue recognition	—	—	—	9,061	—	—	9,061
Balance at March 31, 2018	110,569	$1,751	$265,022	$1,853,351	$(174,707)	$(1,120,626)	$824,791
Balance at December 31, 2018	110,430	$1,751	$276,062	$1,997,785	$(268,808)	$(1,125,525)	$881,265
Net income	—	—	—	46,742	—	—	46,742
Other comprehensive loss	—	—	—	—	(3,623)	—	(3,623)
Dividends declared on common stock of $0.11 per share	—	—	—	(12,447)	—	—	(12,447)
Stock compensation expense	—	—	3,909	—	—	—	3,909
Net issuance of treasury stock for vested restricted stock units	698	—	(3,536)	—	—	(11,510)	(15,046)
Adoption of accounting standards update related to leases	—	—	—	(593)	—	—	(593)
Balance at March 31, 2019	111,128	$1,751	$276,435	$2,031,487	$(272,431)	$(1,137,035)	$900,207

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2019 and 2018 and for the
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

The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Adopted Accounting Pronouncements. In February 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, that amends existing guidance for certain leases by lessees. This amendment required us to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. We adopted this amendment on January 1, 2019 using the transition method, which allowed us to recognize the effects of applying this amendment as a cumulative effect to retained earnings as of January 1, 2019. We elected certain practical expedients permitted under the transition guidance for this amendment, which did not require us to reassess whether other contracts contain leases and allowed us to carryforward our lease classifications determined under the previous guidance. In addition, we elected to retain our previously determined assumptions concerning options to extend or terminate our leases. As a result of the adoption of this amendment, we recognized additional long-term assets of $160.8 million, additional related lease liabilities of $161.4 million and reduced retained earnings by $0.6 million all on January 1, 2019. The adoption of this amendment did not have a material impact on our results of operations or cash flows. See Note 2 for further information.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2019 and 2018 and for the
three months then ended is unaudited)

Note 2.               Leases

We have noncancelable operating leases for office and plant facilities, equipment and automobiles that expire at various dates through 2040. Certain operating leases have renewal options and rent escalation clauses as well as various purchase options.

Lease right-of-use assets represent the right to use an underlying asset pursuant to the lease for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease right-of-use assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate generally applicable to the location of the lease right-of-use asset, unless an implicit rate is readily determinable. We combine lease and certain non-lease components in determining the lease payments subject to the initial present value calculation. Lease right-of-use assets include upfront lease payments and exclude lease incentives, where applicable. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised.
Lease expense for operating leases consists of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include certain index-based changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The depreciable life of lease right-of-use assets is generally the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise for such assets.
We recognized total lease expense of $16.5 million for the three months ended March 31, 2019 primarily related to operating lease costs paid to lessors from operating cash flows. We did not recognize any new significant leases in our Condensed Consolidated Balance Sheet for the quarter ended March 31, 2019.

The aggregate annual maturities of operating lease liabilities are as follows (dollars in thousands):

Nine months ended December 31, 2019	$32,434
2020	38,124
2021	31,297
2022	24,010
2023	20,164
Thereafter	58,097
Total lease payments	204,126
Less imputed interest	(36,026)
Total	$168,100

Operating lease right-of-use assets as of March 31, 2019 were recorded in our Condensed Consolidated Balance Sheets as other assets, net of $160.2 million. Operating lease liabilities of $168.1 million as of March 31, 2019 were recorded in our Condensed Consolidated Balance Sheets as accrued liabilities of $33.7 million and other liabilities of $134.4 million. At March 31, 2019, our operating leases had a weighted average discount rate of 5.8 percent and a weighted average remaining lease term of approximately six years.

To a lesser extent, we have certain leases that qualify as finance leases. Finance lease right-of-use assets as of March 31, 2019 were recorded in our Condensed Consolidated Balance Sheets as property, plant and equipment, net of $22.6 million. Finance lease liabilities of $22.2 million as of March 31, 2019 were recorded in our Condensed Consolidated Balance Sheets as revolving loans and current portion of long term-debt of $1.1 million and long-term debt of $21.1 million.

At March 31, 2019, we did not have any significant operating or finance leases that had not commenced.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2019 and 2018 and for the
three months then ended is unaudited)

Note 3.               Revenue

The following tables present our revenues disaggregated by reportable business segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues by business segment for the three months ended March 31 were as follows:

	2019	2018
	(Dollars in thousands)
Metal containers	$507,062	$485,954
Closures	356,199	370,345
Plastics	163,870	155,981
	$1,027,131	$1,012,280

Revenues by geography for the three months ended March 31 were as follows:

	2019	2018
	(Dollars in thousands)
North America	$810,741	$779,790
Europe and other	216,390	232,490
	$1,027,131	$1,012,280

Our contracts generally include standard commercial payment terms generally acceptable in each region. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry. We have no significant obligations for refunds, warranties or similar obligations.

Trade accounts receivable, net are shown separately on our Condensed Consolidated Balance Sheet. Contract assets are the result of the timing of revenue recognition, billings and cash collections. Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $75.3 million, $73.6 million, and $72.5 million as of March 31, 2019 and 2018 and December 31, 2018, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheet.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2019 and 2018 and for the
three months then ended is unaudited)

Note 4.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment for the three months ended March 31 were as follows:

	2019	2018
	(Dollars in thousands)
Metal containers	$222	$482
Closures	5,660	39
Plastic containers	201	182
	$6,083	$703
Rationalization charges in 2019 for the closures business were primarily related to the announced shutdown of the Torello, Spain metal closures manufacturing facility.

Activity in reserves for our rationalization plans for the three months ended March 31 was as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2018	$130	$1,482	$—	$1,612
Charged to expense	3,152	205	2,726	6,083
Utilized and currency translation	(392)	(379)	(2,726)	(3,497)
Balance at March 31, 2019	$2,890	$1,308	$—	$4,198

Rationalization reserves as of March 31, 2019 were recorded in our Condensed Consolidated Balance Sheets as accrued liabilities of $3.5 million and other liabilities of $0.7 million. Remaining expenses for our rationalization plans of $4.1 million are expected primarily in 2019. Remaining cash expenditures for our rationalization plans of $8.3 million are expected through 2023.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2019 and 2018 and for the
three months then ended is unaudited)

Note 5.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2018	$(154,466)	$(1,008)	$(113,334)	$(268,808)
Other comprehensive loss before reclassifications	—	(887)	(5,242)	(6,129)
Amounts reclassified from accumulated other comprehensive loss	2,506	—	—	2,506
Other comprehensive loss	2,506	(887)	(5,242)	(3,623)
Balance at March 31, 2019	$(151,960)	$(1,895)	$(118,576)	$(272,431)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three months ended March 31, 2019 were net (losses) of $(3.4) million, excluding an income tax benefit of $0.9 million.  These net (losses) consisted of amortization of net actuarial (losses) of $(4.0) million and amortization of net prior service credit of $0.6 million. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income.  See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2019 were not significant.

Other comprehensive income before reclassifications related to foreign currency translation for the three months ended March 31, 2019 consisted of (i) foreign currency (losses) related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $(11.3) million, (ii) foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $0.7 million and (iii) foreign currency gains related to our net investment hedges of $7.0 million, excluding an income tax provision of $(1.6) million. See Note 8 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2019 and 2018 and for the
three months then ended is unaudited)

Note 6.               Inventories

Inventories consisted of the following:

	March 31, 2019	March 31, 2018	Dec. 31, 2018
	(Dollars in thousands)
Raw materials	$244,859	$230,847	$288,860
Work-in-process	135,685	133,271	123,574
Finished goods	418,702	449,133	335,180
Other	12,850	12,858	13,075
	812,096	826,109	760,689
Adjustment to value inventory at cost on the LIFO method	(125,883)	(82,823)	(125,883)
	$686,213	$743,286	$634,806

Note 7.               Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2019	March 31, 2018	Dec. 31, 2018
	(Dollars in thousands)
Bank debt
Bank revolving loans	$506,000	$415,000	$—
U.S. term loans	800,000	800,000	800,000
Canadian term loans	15,825	23,362	22,103
Other foreign bank revolving and term loans	30,906	30,135	129,697
Total bank debt	1,352,731	1,268,497	951,800
5% Senior Notes	—	280,000	—
5½% Senior Notes	300,000	300,000	300,000
4¾% Senior Notes	300,000	300,000	300,000
3¼% Senior Notes	729,170	801,060	744,380
Finance leases	22,167	—	21,543
Total debt - principal	2,704,068	2,949,557	2,317,723
Less unamortized debt issuance costs	12,492	16,196	13,109
Total debt	2,691,576	2,933,361	2,304,614
Less current portion	578,001	758,652	170,214
	$2,113,575	$2,174,709	$2,134,400

At March 31, 2019, the current portion of long-term debt consisted of $506.0 million of bank revolving loans under our amended and restated senior secured credit facility, or the Credit Agreement, $40.0 million of term loans under the Credit Agreement, $30.9 million of foreign bank revolving and term loans and $1.1 million of finance leases.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2019 and 2018 and for the
three months then ended is unaudited)

Note 8.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at March 31, 2019:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$141,400	$141,400

Liabilities:
Bank debt	$1,352,731	$1,352,731
5½% Senior Notes	300,000	303,069
4¾% Senior Notes	300,000	296,565
3¼% Senior Notes	729,170	755,056
Derivative instruments (accrued and other liabilities)	2,477	2,477

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at March 31, 2019 consisted of our cash and cash equivalents and derivative instruments.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of our derivative instruments using the income approach.  The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments were classified within Level 2.

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
(Information at March 31, 2019 and 2018 and for the
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

Interest Rate Swap Agreements

We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations.  These agreements have a fixed rate of 2.878 percent and mature on March 24, 2023. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the quarter ended March 31, 2019.  These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements in effect at March 31, 2019 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the quarter ended March 31, 2019. These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at March 31, 2019 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated the 3¼% Senior Notes, which are Euro denominated, as net investment hedges.  Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three months ended March 31, 2019 were $7.0 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2019 and 2018 and for the
three months then ended is unaudited)

Note 9.               Commitments and Contingencies

A competition authority in Germany commenced an antitrust investigation in 2015 involving the industry association for metal packaging in Germany and its members, including our metal container and closures subsidiaries in Germany. At the end of April 2018, the European Commission commenced an antitrust investigation involving the metal packaging industry in Europe including our metal container and closures subsidiaries, which should effectively close out the investigation in Germany. Given the continued early stage of the investigation, we cannot reasonably assess what actions may result from these investigations or estimate what costs we may incur as a result thereof.

We are a party to other legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

Note 10.               Retirement Benefits

The components of the net periodic pension benefit credit for the three months ended March 31 were as follows:

	2019	2018
	(Dollars in thousands)
Service cost	$3,258	$3,721
Interest cost	7,049	6,309
Expected return on plan assets	(15,113)	(17,123)
Amortization of prior service cost	19	35
Amortization of actuarial losses	4,119	1,786
Net periodic benefit credit	$(668)	$(5,272)

The components of the net periodic other postretirement benefit credit for the three months ended March 31 were as follows:

	2019	2018
	(Dollars in thousands)
Service cost	$22	$31
Interest cost	185	163
Amortization of prior service credit	(582)	(649)
Amortization of actuarial gains	(167)	(119)
Net periodic benefit credit	$(542)	$(574)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2019 and 2018 and for the
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

Note 12.               Treasury Stock

On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021, of which we had approximately $124.6 million remaining under this authorization for the repurchase of our common stock at March 31, 2019. We did not repurchase any shares of our common stock under this authorization during the three months ended March 31, 2019.

During the first three months of 2019, we issued 1,227,240 treasury shares which had an average cost of $2.88 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 528,687 shares of our common stock at an average cost of $28.46 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of March 31, 2019, 63,984,347 shares of our common stock were held in treasury.

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first three months of 2019, 1,054,700 restricted stock units were granted to certain of our officers and other key employees.  The fair value of these restricted stock units at the grant date was $30.0 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2019 and 2018 and for the
three months then ended is unaudited)

Note 14.             Business Segment Information

Reportable business segment information for the three months ended March 31 was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended March 31, 2019
Net sales	$507,062	$356,199	$163,870	$—	$1,027,131
Depreciation and amortization(1)	21,107	20,354	8,816	41	50,318
Rationalization charges	222	5,660	201	—	6,083
Segment income	38,897	40,256	12,066	(4,477)	86,742

Three Months Ended March 31, 2018
Net sales	$485,954	$370,345	$155,981	$—	$1,012,280
Depreciation and amortization(1)	20,254	18,650	8,950	22	47,876
Rationalization charges	482	39	182	—	703
Segment income	37,093	48,224	11,082	(4,217)	92,182

_____________

(1)	Depreciation and amortization excludes amortization of debt issuance costs of $0.9 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively.

Total segment income is reconciled to income before income taxes as follows:

	2019	2018
	(Dollars in thousands)
Total segment income	$86,742	$92,182
Interest and other debt expense	27,103	30,481
Income before income taxes	$59,639	$61,701

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934, as amended.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

	2019	2018
Net sales
Metal containers	49.4%	48.0%
Closures	34.7	36.6
Plastic containers	15.9	15.4
Consolidated	100.0	100.0
Cost of goods sold	83.8	84.2
Gross profit	16.2	15.8
Selling, general and administrative expenses	7.6	7.6
Rationalization charges	0.6	0.1
Other pension and postretirement income	(0.4)	(1.0)
Income before interest and income taxes	8.4	9.1
Interest and other debt expense	2.6	3.0
Income before income taxes	5.8	6.1
Provision for income taxes	1.2	1.6
Net income	4.6%	4.5%

Summary unaudited results of operations for the three months ended March 31 are provided below.

	2019	2018
	(Dollars in millions)
Net sales
Metal containers	$507.0	$486.0
Closures	356.2	370.3
Plastic containers	163.9	156.0
Consolidated	$1,027.1	$1,012.3

Segment income
Metal containers (1)	$38.9	$37.1
Closures (2)	40.2	48.2
Plastic containers (3)	12.1	11.1
Corporate	(4.5)	(4.2)
Consolidated	$86.7	$92.2

(1) Includes rationalization charges of $0.2 million and $0.5 million in 2019 and 2018, respectively.
(2) Includes rationalization charges of $5.7 million in 2019.
(3) Includes rationalization charges of $0.2 million in each of 2019 and 2018.

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Overview.  Consolidated net sales were $1.03 billion in the first quarter of 2019, representing a 1.5 percent increase as compared to the first quarter of 2018 primarily due to the pass through of higher raw material costs in each of the businesses, higher volumes in the plastic container business and a more favorable mix of products sold in the closures business, partially offset by the impact from unfavorable foreign currency translation and lower unit volumes in the metal container and closures businesses. Income before interest and income taxes for the first quarter of 2019 decreased by $5.5 million, or 6.0 percent, as compared to the same period in 2018 primarily as a result of lower unit volumes in the metal container and closures businesses, higher rationalization charges, lower pension income in each of the businesses and the impact of unfavorable foreign currency translation in the closures business. These decreases were partially offset by the favorable impact from the larger seasonal inventory build in the current year period as compared to the prior year period in the metal container business, improved manufacturing efficiencies in each of the businesses, the favorable impact from the lagged pass through to customers of lower raw material costs and a more favorable mix of products sold in the closures business, and higher volumes in the plastic container business. Results for the first quarters of 2019 and 2018 included rationalization charges of $6.1 million and $0.7 million, respectively. Results for the first quarters of 2019 and 2018 included other pension and postretirement income of $4.5 million and $9.6 million, respectively. Net income for the first quarter of 2019 was $46.7 million as compared to $45.7 million for the same period in 2018.  Net income per diluted share for the first quarter of 2019 was $0.42 as compared to $0.41 for the same period in 2018.

Net Sales.  The $14.8 million increase in consolidated net sales in the first quarter of 2019 as compared to the first quarter of 2018 was the result of higher net sales in the metal and plastic container businesses, partially offset by lower net sales in the closures business.

Net sales for the metal container business increased $21.0 million, or 4.3 percent, in the first quarter of 2019 as compared to the same period in 2018.  This increase was primarily the result of the pass through of higher raw material and other manufacturing costs, partially offset by lower unit volumes of approximately four percent and the impact of unfavorable foreign currency translation of approximately $5 million. The decrease in unit volumes was primarily the result of lower volumes with customers who bought ahead of 2019 steel inflation in the fourth quarter of 2018 and the prior year loss of a smaller customer, partially offset by continued growth in volumes for pet food.

Net sales for the closures business decreased $14.1 million, or 3.8 percent, in the first quarter of 2019 as compared to the same period in 2018.  This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $13 million and lower unit volumes of approximately two percent, partially offset by the pass through of higher raw material costs and a more favorable mix of products sold. The decrease in unit volumes was primarily due to the timing of certain customer purchases, particularly for metal closures in Europe and the U.S. as customers likely timed purchases around steel cost inflation.

Net sales for the plastic container business increased $7.9 million, or 5.1 percent, in the first quarter of 2019 as compared to the same period in 2018. This increase was primarily due to the pass through of higher raw material costs and higher volumes of approximately two percent, partially offset by the impact of unfavorable foreign currency translation of approximately $1 million.

Gross Profit.  Gross profit margin increased 0.4 percentage points to 16.2 percent in the first quarter of 2019 as compared to the same period in 2018 for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales remained constant at 7.6 percent for the first quarters of 2019 and 2018. Selling, general and administrative expenses increased $1.0 million to $77.7 million for the first quarter of 2019 as compared to $76.7 million for the same period in 2018.

Income before Interest and Income Taxes.  Income before interest and income taxes for the first quarter of 2019 decreased by $5.5 million, or 6.0 percent, as compared to the first quarter of 2018, and margins decreased to 8.4 percent from 9.1 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of lower segment income in the closures business principally due to higher rationalization charges, partially offset by higher segment income in the metal and plastic container businesses. Rationalization charges were $6.1 million and $0.7 million in the first quarters of 2019 and 2018, respectively.

Segment income of the metal container business for the first quarter of 2019 increased $1.8 million, or 4.9 percent, as compared to the same period in 2018, and segment income margin increased to 7.7 percent from 7.6 percent over the same periods.  The increase in segment income was primarily attributable to the favorable impact from a larger seasonal inventory build in the first quarter of 2019 as compared to the prior year period and improved manufacturing efficiencies, partially offset by lower unit volumes and lower pension income. Segment margin increased despite the negative impact on margin of higher sales as a result of the contractual pass through of significantly higher raw material costs.

Segment income of the closures business for the first quarter of 2019 decreased $8.0 million, or 16.6 percent, as compared to the same period in 2018, and segment income margin decreased to 11.3 percent from 13.0 percent over the same periods.  The decrease in segment income was primarily due to rationalization charges of $5.7 million principally related to the announced shutdown of a metal closures manufacturing facility in Spain, lower unit volumes, the impact of unfavorable foreign currency translation and lower pension income, partially offset by the favorable impact from the lagged pass through to customers of lower raw material costs and a more favorable mix of products sold.

Segment income of the plastic container business for the first quarter of 2019 increased $1.0 million, or 9.0 percent, as compared to the same period in 2018, and segment income margin increased to 7.4 percent from 7.1 percent over the same periods.  The increase in segment income was primarily attributable to higher volumes and lower manufacturing costs, partially offset by lower pension income.

Interest and Other Debt Expense. Interest and other debt expense for the first quarter of 2019 decreased $3.4 million to $27.1 million as compared to $30.5 million in the same period in 2018 primarily due to lower average outstanding borrowings.

Provision for Income Taxes. The effective tax rates were 21.6 percent and 25.9 percent for the first quarters of 2019 and 2018, respectively. The effective tax rate in the first quarter of 2019 was favorably impacted by the timing of certain tax deductions recognized in the quarter and changes in certain state tax rates. The effective tax rate in the first quarter of 2018 was unfavorably impacted by higher income in less favorable tax jurisdictions.

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

For the three months ended March 31, 2019, we used net borrowings of revolving loans of $408.3 million to fund cash used in operations of $155.8 million, decreases in outstanding checks of $83.7 million, net capital expenditures and other investing activities of $61.7 million, dividends paid on our common stock of $14.2 million, repayments of long-term debt of $8.2 million and repurchases of our common stock of $15.0 million and to increase cash and cash equivalents (including the negative effect of exchange rate changes of $1.1 million) by $68.6 million.

For the three months ended March 31, 2018, we used net borrowings of revolving loans of $364.8 million to fund cash used in operations of $90.1 million, decreases in outstanding checks of $87.9 million, net capital expenditures and other investing activities of $48.4 million, dividends paid on our common stock of $11.3 million, repayments of long-term debt of $4.6 million and repurchases of our common stock of $2.8 million and to increase cash and cash equivalents (including the positive effect of exchange rate changes of $1.3 million) by $121.0 million.

At March 31, 2019, we had $506.0 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at March 31, 2019 was $664.5 million and Cdn $15.0 million.

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

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $0.8 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively. Additional cash spending under our rationalization plans of $8.3 million is expected through 2023.
You should also read Note 4 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2019 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  Since such filing there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

SILGAN HOLDINGS INC.

Dated: May 8, 2019	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)