Form 10-Q
period 2019-06-30
SILGAN HOLDINGS INC
filed 2019-08-08
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of July 31, 2019, the number of shares outstanding of the Registrant’s common stock was 111,175,846.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2019	June 30, 2018	Dec. 31, 2018
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$111,341	$181,220	$72,819
Trade accounts receivable, net	666,681	648,525	511,332
Inventories	822,584	833,719	634,806
Prepaid expenses and other current assets	59,245	63,361	71,177
Total current assets	1,659,851	1,726,825	1,290,134

Property, plant and equipment, net	1,523,850	1,480,390	1,517,510
Goodwill	1,146,363	1,158,910	1,148,302
Other intangible assets, net	369,210	399,590	383,448
Other assets, net	411,944	293,962	239,900
	$5,111,218	$5,059,677	$4,579,294

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$886,458	$788,731	$170,214
Trade accounts payable	598,484	609,164	712,739
Accrued payroll and related costs	68,585	65,493	68,773
Accrued liabilities	143,360	90,360	127,342
Total current liabilities	1,696,887	1,553,748	1,079,068

Long-term debt	1,824,533	2,173,941	2,134,400
Deferred income taxes	270,430	274,086	268,036
Other liabilities	389,466	219,892	216,525

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	280,636	268,559	276,062
Retained earnings	2,049,995	1,897,417	1,997,785
Accumulated other comprehensive loss	(265,373)	(208,963)	(268,808)
Treasury stock	(1,137,107)	(1,120,754)	(1,125,525)
Total stockholders’ equity	929,902	838,010	881,265
	$5,111,218	$5,059,677	$4,579,294

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2019 and 2018
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net sales	$1,093,163	$1,059,103	$2,120,294	$2,071,385
Cost of goods sold	909,650	885,853	1,770,784	1,738,101
Gross profit	183,513	173,250	349,510	333,284
Selling, general and administrative expenses	80,087	78,253	157,749	154,998
Rationalization charges	39,317	492	45,400	1,195
Other pension and postretirement income	(4,490)	(9,612)	(8,980)	(19,210)
Income before interest and income taxes	68,599	104,117	155,341	196,301
Interest and other debt expense before loss on early extinguishment of debt	28,401	29,922	55,505	60,401
Loss on early extinguishment of debt	—	2,493	—	2,493
Interest and other debt expense	28,401	32,415	55,505	62,894
Income before income taxes	40,198	71,702	99,836	133,407
Provision for income taxes	9,243	16,359	22,140	32,340
Net income	$30,955	$55,343	$77,696	$101,067

Earnings per share:
Basic net income per share	$0.28	$0.50	$0.70	$0.91
Diluted net income per share	$0.28	$0.50	$0.70	$0.91

Weighted average number of shares:
Basic	111,185	110,645	110,945	110,566
Effect of dilutive securities	317	929	600	998
Diluted	111,502	111,574	111,545	111,564

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net income	$30,955	$55,343	$77,696	$101,067
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	2,614	778	5,120	1,634
Change in fair value of derivatives	(1,601)	587	(2,488)	197
Foreign currency translation	6,045	(35,621)	803	(21,821)
Other comprehensive income (loss)	7,058	(34,256)	3,435	(19,990)
Comprehensive income	$38,013	$21,087	$81,131	$81,077

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	2019	2018
Cash flows provided by (used in) operating activities:
Net income	$77,696	$101,067
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	104,102	97,903
Rationalization charges	45,400	1,195
Stock compensation expense	8,244	7,420
Loss on early extinguishment of debt	—	2,493
Other changes that provided (used) cash:
Trade accounts receivable, net	(155,198)	(134,961)
Inventories	(187,790)	(176,222)
Trade accounts payable	(19,421)	45,232
Accrued liabilities	(22,875)	(29,125)
Other, net	20,764	(7,886)
Net cash used in operating activities	(129,078)	(92,884)

Cash flows provided by (used in) investing activities:
Capital expenditures	(116,165)	(91,278)
Other, net	560	486
Net cash used in investing activities	(115,605)	(90,792)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	703,359	848,686
Repayments under revolving loans	(287,368)	(132,386)
Repayments of long-term debt	(8,161)	(284,638)
Changes in outstanding checks - principally vendors	(83,670)	(87,795)
Dividends paid on common stock	(26,415)	(22,417)
Debt issuance costs	—	(2,866)
Repurchase of common stock under stock plan	(15,252)	(3,057)
Net cash provided by financing activities	282,493	315,527

Effect of exchange rate changes on cash and cash equivalents	712	(4,164)

Cash and cash equivalents:
Net increase	38,522	127,687
Balance at beginning of year	72,819	53,533
Balance at end of period	$111,341	$181,220

Interest paid, net	$53,069	$62,192
Income taxes paid, net	23,634	31,303

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the three and six months ended June 30, 2019 and 2018
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Common stock - shares outstanding
Balance at beginning of period	111,128	110,569	110,430	110,385
Net issuance of treasury stock for vested restricted stock units	48	49	746	233
Balance at end of period	111,176	110,618	111,176	110,618

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751	$1,751

Paid-in capital
Balance at beginning of period	276,435	265,022	276,062	262,201
Stock compensation expense	4,335	3,720	8,244	7,420
Net issuance of treasury stock for vested restricted stock units	(134)	(183)	(3,670)	(1,062)
Balance at end of period	280,636	268,559	280,636	268,559

Retained earnings
Balance at beginning of period	2,031,487	1,853,351	1,997,785	1,809,845
Net income	30,955	55,343	77,696	101,067
Dividends declared on common stock	(12,447)	(11,277)	(24,893)	(22,556)
Adoption of accounting standards updates related to leases in 2019 and revenue recognition in 2018	—	—	(593)	9,061
Balance at end of period	2,049,995	1,897,417	2,049,995	1,897,417

Accumulated other comprehensive loss
Balance at beginning of period	(272,431)	(174,707)	(268,808)	(188,973)
Other comprehensive income (loss)	7,058	(34,256)	3,435	(19,990)
Balance at end of period	(265,373)	(208,963)	(265,373)	(208,963)

Treasury stock
Balance at beginning of period	(1,137,035)	(1,120,626)	(1,125,525)	(1,118,759)
Net issuance of treasury stock for vested restricted stock units	(72)	(128)	(11,582)	(1,995)
Balance at end of period	(1,137,107)	(1,120,754)	(1,137,107)	(1,120,754)
Total stockholders' equity	$929,902	$838,010	$929,902	$838,010

Dividends declared on common stock per share	$0.11	$0.10	$0.22	$0.20

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2019 and 2018 and for the
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
(Information at June 30, 2019 and 2018 and for the
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
We recognized total lease expense of $17.3 million and $33.8 million for the three and six months ended June 30, 2019, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. We did not recognize any new significant leases in our Condensed Consolidated Balance Sheet for the period ended June 30, 2019.

The aggregate annual maturities of operating lease liabilities are as follows (dollars in thousands):

Six months ended December 31, 2019	$22,297
2020	41,237
2021	34,365
2022	26,734
2023	22,297
Thereafter	75,794
Total lease payments	222,724
Less imputed interest	(42,287)
Total	$180,437

Operating lease right-of-use assets as of June 30, 2019 were recorded in our Condensed Consolidated Balance Sheets as other assets, net of $172.4 million. Operating lease liabilities of $180.4 million as of June 30, 2019 were recorded in our Condensed Consolidated Balance Sheets as accrued liabilities of $34.2 million and other liabilities of $146.2 million. At June 30, 2019, our operating leases had a weighted average discount rate of 5.7 percent and a weighted average remaining lease term of approximately seven years.

To a lesser extent, we have certain leases that qualify as finance leases. Finance lease right-of-use assets as of June 30, 2019 were recorded in our Condensed Consolidated Balance Sheets as property, plant and equipment, net of $22.6 million. Finance lease liabilities of $22.2 million as of June 30, 2019 were recorded in our Condensed Consolidated Balance Sheets as revolving loans and current portion of long term-debt of $1.2 million and long-term debt of $21.0 million.

At June 30, 2019, we did not have any significant operating or finance leases that had not commenced.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2019 and 2018 and for the
three and six months then ended is unaudited)

Note 3.               Revenue

The following tables present our revenues disaggregated by reportable business segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues by business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Dollars in thousands)
Metal containers	$575,618	$524,863	$1,082,680	$1,010,818
Closures	363,344	378,762	719,543	749,108
Plastics	154,201	155,478	318,071	311,459
	$1,093,163	$1,059,103	$2,120,294	$2,071,385

Revenues by geography were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Dollars in thousands)
North America	$858,565	$815,337	$1,669,332	$1,595,127
Europe and other	234,598	243,766	450,962	476,258
	$1,093,163	$1,059,103	$2,120,294	$2,071,385

Our contracts generally include standard commercial payment terms generally acceptable in each region. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry. We have no significant obligations for refunds, warranties or similar obligations.

Trade accounts receivable, net are shown separately on our Condensed Consolidated Balance Sheet. Contract assets are the result of the timing of revenue recognition, billings and cash collections. Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $77.2 million, $76.7 million, and $72.5 million as of June 30, 2019 and 2018 and December 31, 2018, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheet.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2019 and 2018 and for the
three and six months then ended is unaudited)

Note 4.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Dollars in thousands)
Metal containers	$39,023	$258	$39,245	$740
Closures	248	—	5,908	39
Plastic containers	46	234	247	416
	$39,317	$492	$45,400	$1,195

In June 2019, we announced a footprint optimization plan for our metal container business, which includes the closing of our metal container manufacturing facilities in Mt. Vernon, Missouri and Waupun, Wisconsin anticipated to occur in the fourth quarter of 2019. These plant closings, in conjunction with the prior ratification of a new labor agreement at our Menomonee Falls, Wisconsin metal container manufacturing facility that provided for the withdrawal for that facility from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, will result in our complete withdrawal from the Central States Pension Plan. We estimate net rationalization charges for this plan of $3.7 million for the plant closings and $56.4 million for the withdrawal from the Central States Pension Plan. We recorded total rationalization charges for this plan of $38.7 million in the second quarter of 2019, consisting of $2.5 million for the plant closings and $36.2 million to recognize the present value of the estimated withdrawal liability related to the Central States Pension Plan. Remaining expenses and cash expenditures for the plant closings are $1.2 million and $2.9 million, respectively, and are expected through 2021. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.0 million per year and be recognized annually for the next twenty years, and remaining cash expenditures related to the withdrawal from the Central States Pension Plan are expected to be approximately $2.8 million annually for the next twenty years.
Rationalization charges in the first six months of 2019 for the closures business were primarily related to the announced shutdown in the first quarter of 2019 of the Torello, Spain metal closures manufacturing facility.

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2018	$130	$1,482	$—	$1,612
Charged to expense	41,661	437	3,302	45,400
Utilized and currency translation	(1,146)	(723)	(3,302)	(5,171)
Balance at June 30, 2019	$40,645	$1,196	$—	$41,841

Rationalization reserves as of June 30, 2019 were recorded in our Condensed Consolidated Balance Sheets as accrued liabilities of $5.5 million and other liabilities of $36.3 million. Exclusive of the footprint optimization plan for our metal container business and withdrawal from the Central States Pension Plan discussed above, remaining expenses for our rationalization plans of $4.2 million are expected primarily through 2019 and remaining cash expenditures for our rationalization plans of $4.7 million are expected through 2023.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2019 and 2018 and for the
three and six months then ended is unaudited)

Note 5.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2018	$(154,466)	$(1,008)	$(113,334)	$(268,808)
Other comprehensive loss before reclassifications	—	(2,557)	803	(1,754)
Amounts reclassified from accumulated other comprehensive loss	5,120	69	—	5,189
Other comprehensive income	5,120	(2,488)	803	3,435
Balance at June 30, 2019	$(149,346)	$(3,496)	$(112,531)	$(265,373)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and six months ended June 30, 2019 were net (losses) of $(3.4) million and $(6.8) million, respectively, excluding income tax benefits of $0.8 million and $1.7 million, respectively.  For the three and six months ended June 30, 2019, these net (losses) consisted of amortization of net actuarial (losses) of $(4.0) million and $(7.9) million and amortization of net prior service credit of $0.6 million and $1.1 million, respectively. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income.  See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2019 were not significant.

Other comprehensive income before reclassifications related to foreign currency translation for the three and six months ended June 30, 2019 consisted of (i) foreign currency gains (losses) related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $9.7 million and $(1.6) million, respectively, (ii) foreign currency (losses) gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $(0.1) million and $0.6 million, respectively, and (iii) foreign currency (losses) gains related to our net investment hedges of $(4.7) million and $2.4 million, respectively, excluding income tax benefits (provisions) of $1.1 million and $(0.6) million, respectively. See Note 8 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2019 and 2018 and for the
three and six months then ended is unaudited)

Note 6.               Inventories

Inventories consisted of the following:

	June 30, 2019	June 30, 2018	Dec. 31, 2018
	(Dollars in thousands)
Raw materials	$271,396	$252,792	$288,860
Work-in-process	141,268	136,210	123,574
Finished goods	523,145	514,911	335,180
Other	12,658	12,629	13,075
	948,467	916,542	760,689
Adjustment to value inventory at cost on the LIFO method	(125,883)	(82,823)	(125,883)
	$822,584	$833,719	$634,806

Note 7.               Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2019	June 30, 2018	Dec. 31, 2018
	(Dollars in thousands)
Bank debt
Bank revolving loans	$506,000	$760,000	$—
U.S. term loans	800,000	800,000	800,000
Canadian term loans	16,133	22,937	22,103
Other foreign bank revolving and term loans	39,269	34,914	129,697
Total bank debt	1,361,402	1,617,851	951,800
5½% Senior Notes	300,000	300,000	300,000
4¾% Senior Notes	300,000	300,000	300,000
3¼% Senior Notes	739,245	759,460	744,380
Finance leases	22,219	—	21,543
Total debt - principal	2,722,866	2,977,311	2,317,723
Less unamortized debt issuance costs	11,875	14,639	13,109
Total debt	2,710,991	2,962,672	2,304,614
Less current portion	886,458	788,731	170,214
	$1,824,533	$2,173,941	$2,134,400

On August 1, 2019, we redeemed all $300 million aggregate principal amount of our outstanding 5½% Senior Notes. See Note 15 for more information on this redemption.

At June 30, 2019, the current portion of long-term debt consisted of $506.0 million of bank revolving loans under our amended and restated senior secured credit facility, as amended, or the Credit Agreement, $40.0 million of term loans under the Credit Agreement, $39.3 million of foreign bank revolving and term loans, $1.2 million of finance leases and $300.0 million of our 5½% Senior Notes which were redeemed on August 1, 2019.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2019 and 2018 and for the
three and six months then ended is unaudited)

Note 8.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at June 30, 2019:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$111,341	$111,341

Liabilities:
Bank debt	$1,361,402	$1,361,402
5½% Senior Notes	300,000	301,404
4¾% Senior Notes	300,000	303,672
3¼% Senior Notes	739,245	766,841
Derivative instruments (accrued and other liabilities)	4,571	4,571

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at June 30, 2019 consisted of our cash and cash equivalents and derivative instruments.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of our derivative instruments using the income approach.  The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments were classified within Level 2.

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
(Information at June 30, 2019 and 2018 and for the
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

Interest Rate Swap Agreements

We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations.  These agreements have a fixed rate of 2.878 percent and mature on March 24, 2023. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three and six month periods ended June 30, 2019.  These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements in effect at June 30, 2019 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the quarter ended June 30, 2019. These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at June 30, 2019 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated the 3¼% Senior Notes, which are Euro denominated, as net investment hedges.  Foreign currency (losses) gains related to our net investment hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2019 were $(4.7) million and $2.4 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2019 and 2018 and for the
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

Note 10.               Retirement Benefits

The components of the net periodic pension benefit credit were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Dollars in thousands)
Service cost	$3,254	$3,710	$6,512	$7,431
Interest cost	7,043	6,296	14,092	12,605
Expected return on plan assets	(15,112)	(17,122)	(30,225)	(34,245)
Amortization of prior service cost	21	34	40	69
Amortization of actuarial losses	4,121	1,787	8,240	3,573
Net periodic benefit credit	$(673)	$(5,295)	$(1,341)	$(10,567)

The components of the net periodic other postretirement benefit credit were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Dollars in thousands)
Service cost	$22	$32	$44	$63
Interest cost	184	162	369	325
Amortization of prior service credit	(581)	(650)	(1,163)	(1,299)
Amortization of actuarial gains	(166)	(119)	(333)	(238)
Net periodic benefit credit	$(541)	$(575)	$(1,083)	$(1,149)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2019 and 2018 and for the
three and six months then ended is unaudited)

Note 11.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, has completed its review of the 2017 tax year with no material change to our filed federal income tax return. We have been accepted into the Compliance Assurance Program for the 2018 and 2019 tax years which provides for the review by the IRS of tax matters relating to our tax return prior to filing.

Note 12.               Treasury Stock

On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021, of which we had approximately $124.6 million remaining under this authorization for the repurchase of our common stock at June 30, 2019. We did not repurchase any shares of our common stock under this authorization during the six months ended June 30, 2019.

During the first six months of 2019, we issued 1,281,777 treasury shares which had an average cost of $2.86 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 535,527 shares of our common stock at an average cost of $28.48 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of June 30, 2019, 63,936,650 shares of our common stock were held in treasury.

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first six months of 2019, 1,079,504 restricted stock units were granted to certain of our officers, other key employees and outside directors.  The fair value of these restricted stock units at the grant date was $30.8 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2019 and 2018 and for the
three and six months then ended is unaudited)

Note 14.             Business Segment Information

Reportable business segment information was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended June 30, 2019
Net sales	$575,618	$363,344	$154,201	$—	$1,093,163
Depreciation and amortization(1)	21,437	21,145	9,336	39	51,957
Rationalization charges	39,023	248	46	—	39,317
Segment income	14,029	46,857	13,410	(5,697)	68,599

Three Months Ended June 30, 2018
Net sales	$524,863	$378,762	$155,478	$—	$1,059,103
Depreciation and amortization(1)	20,423	18,758	8,854	43	48,078
Rationalization charges	258	—	234	—	492
Segment income	48,248	47,702	13,160	(4,993)	104,117

Six Months Ended June 30, 2019
Net sales	$1,082,680	$719,543	$318,071	$—	$2,120,294
Depreciation and amortization(1)	42,543	41,498	18,153	80	102,274
Rationalization charges	39,245	5,908	247	—	45,400
Segment income	52,926	87,113	25,476	(10,174)	155,341

Six Months Ended June 30, 2018
Net sales	$1,010,818	$749,108	$311,459	$—	$2,071,385
Depreciation and amortization(1)	40,676	37,408	17,804	64	95,952
Rationalization charges	740	39	416	—	1,195
Segment income	85,341	95,927	24,242	(9,209)	196,301

_____________

(1)
Depreciation and amortization excludes amortization of debt issuance costs of $0.9 million for each of the three months ended June 30, 2019 and 2018 and $1.8 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively.

Total segment income is reconciled to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Dollars in thousands)
Total segment income	$68,599	$104,117	$155,341	$196,301
Interest and other debt expense	28,401	32,415	55,505	62,894
Income before income taxes	$40,198	$71,702	$99,836	$133,407

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2019 and 2018 and for the
three and six months then ended is unaudited)

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

Note 15. Subsequent Event

On August 1, 2019, we redeemed all $300.0 million aggregate principal amount of our outstanding 5½% Senior Notes at a redemption price of 100 percent of their principal amount plus accrued and unpaid interest up to the redemption date. We funded this redemption with revolving loan borrowings under the Credit Agreement and cash on hand.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales
Metal containers	52.7%	49.5%	51.1%	48.8%
Closures	33.2	35.8	33.9	36.2
Plastic containers	14.1	14.7	15.0	15.0
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	83.2	83.6	83.5	83.9
Gross profit	16.8	16.4	16.5	16.1
Selling, general and administrative expenses	7.3	7.4	7.4	7.5
Rationalization charges	3.6	0.1	2.2	0.1
Other pension and postretirement income	(0.4)	(0.9)	(0.4)	(1.0)
Income before interest and income taxes	6.3	9.8	7.3	9.5
Interest and other debt expense	2.6	3.1	2.6	3.0
Income before income taxes	3.7	6.7	4.7	6.5
Provision for income taxes	0.9	1.5	1.0	1.6
Net income	2.8%	5.2%	3.7%	4.9%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in millions)
Net sales
Metal containers	$575.6	$524.9	$1,082.7	$1,010.8
Closures	363.4	378.8	719.5	749.1
Plastic containers	154.2	155.4	318.1	311.5
Consolidated	$1,093.2	$1,059.1	$2,120.3	$2,071.4

Segment income
Metal containers (1)	$14.0	$48.2	$52.9	$85.3
Closures (2)	46.9	47.7	87.1	96.0
Plastic containers (3)	13.4	13.2	25.5	24.2
Corporate	(5.7)	(5.0)	(10.2)	(9.2)
Consolidated	$68.6	$104.1	$155.3	$196.3

(1) Includes rationalization charges of $39.0 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $39.3 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.
(2) Includes rationalization charges of $0.2 million and $5.9 million for the three and six months ended June 30, 2019, respectively.
(3) Includes rationalization charges of $0.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

Overview.  Consolidated net sales were $1.09 billion in the second quarter of 2019, a 3.2 percent increase as compared to the second quarter of 2018 primarily due to the pass through of higher raw material and other manufacturing costs in the metal container business and higher volumes in the metal and plastic container businesses, partially offset by the impact from unfavorable foreign currency translation, a less favorable mix of products sold in the closures business and the pass through of lower raw material costs in the plastic container business. Income before interest and income taxes for the second quarter of 2019 was $68.6 million, a $35.5 million decrease as compared to the same period in 2018 primarily due to $38.8 million of higher rationalization charges incurred primarily in connection with the footprint optimization plan for the metal container business and the withdrawal from the Central States Pension Plan, lower pension income in each of the businesses, the impact of unfavorable foreign currency translation and a less favorable mix of products sold in the closures business. These decreases were partially offset by higher volumes in the metal and plastic container businesses and strong operating performance in all businesses. Results for the second quarters of 2019 and 2018 included rationalization charges of $39.3 million and $0.5 million, respectively. Results for the second quarters of 2019 and 2018 included other pension and postretirement income of $4.5 million and $9.6 million, respectively. Results for the second quarter of 2018 also included a loss on early extinguishment of debt of $2.5 million. Net income for the second quarter of 2019 was $31.0 million as compared to $55.3 million for the same period in 2018.  Net income per diluted share for the second quarter of 2019 was $0.28 as compared to $0.50 for the same period in 2018.

Net Sales.  The $34.1 million increase in consolidated net sales in the second quarter of 2019 as compared to the second quarter of 2018 was the result of higher net sales in the metal container business, partially offset by lower net sales in the closures and plastic container businesses.

Net sales for the metal container business increased $50.7 million, or 9.7 percent, in the second quarter of 2019 as compared to the same period in 2018.  This increase was primarily the result of the pass through of higher raw material and other manufacturing costs and higher unit volumes of approximately six percent, partially offset by the impact of unfavorable foreign currency translation of approximately $5 million. The increase in unit volumes was primarily as a result of higher volumes for a seasonal customer that had been destocking inventory in the prior year period as well as continued growth in pet food volumes.

Net sales for the closures business decreased $15.4 million, or 4.1 percent, in the second quarter of 2019 as compared to the same period in 2018.  This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $9 million and a less favorable mix of products sold. Unit volumes were up slightly in the second quarter of 2019 as compared to the prior year quarter, with higher volume demand in the U.S. beverage markets largely offset by lower unit volumes in international markets primarily attributable to weather challenges.

Net sales for the plastic container business decreased $1.2 million, or 0.8 percent, in the second quarter of 2019 as compared to the same period in 2018. This decrease was primarily due to the pass through of lower raw material costs and the impact of unfavorable foreign currency translation of approximately $1 million, partially offset by higher volumes of approximately one percent.

Gross Profit.  Gross profit margin increased 0.4 percentage points to 16.8 percent in the second quarter of 2019 as compared to the same period in 2018 for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased slightly to 7.3 percent in the second quarter of 2019 as compared to the same period in 2018. Selling, general and administrative expenses increased $1.8 million to $80.1 million for the second quarter of 2019 as compared to $78.3 million for the same period in 2018.

Income before Interest and Income Taxes.  Income before interest and income taxes for the second quarter of 2019 decreased by $35.5 million as compared to the second quarter of 2018, and margins decreased to 6.3 percent from 9.8 percent over the same periods. The decrease in income before interest and income taxes and margins was primarily the result higher rationalization charges. In addition, each of the businesses was unfavorably impacted by the reduction in pension income. Rationalization charges were $39.3 million and $0.5 million in the second quarters of 2019 and 2018, respectively.

Segment income of the metal container business for the second quarter of 2019 decreased $34.2 million as compared to the same period in 2018, and segment income margin decreased to 2.4 percent from 9.2 percent over the same periods.  The decrease in segment income and segment income margin was principally due to $38.7 million of higher rationalization charges and lower pension income, partially offset by higher unit volumes and strong operating performance. Rationalization charges were $39.0 million and $0.3 million in the second quarters of 2019 and 2018, respectively. Rationalization charges in the second quarter of 2019 were primarily a result of the recently announced footprint optimization plan and the withdrawal from the Central States Pension Plan.

Segment income of the closures business for the second quarter of 2019 decreased $0.8 million as compared to the same period in 2018, while segment income margin increased to 12.9 percent from 12.6 percent over the same periods.  The decrease in segment income was primarily due to the impact of unfavorable foreign currency translation, lower pension income and a less favorable mix of products sold, partially offset by strong operating performance.

Segment income of the plastic container business for the second quarter of 2019 increased $0.2 million as compared to the same period in 2018, and segment income margin increased to 8.7 percent from 8.5 percent over the same periods.  The increase in segment income was primarily attributable to higher volumes, partially offset by lower pension income.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the second quarter of 2019 decreased $1.5 million to $28.4 million as compared to $29.9 million in the same period in 2018 primarily due to lower average outstanding borrowings as a result of the repayment of debt at the end of 2018. Loss on early extinguishment of debt of $2.5 million in the second quarter of 2018 was the result of the redemption of all remaining 5% Senior Notes in April 2018 and the completion of an amendment to the Credit Agreement in May 2018.

Provision for Income Taxes. The effective tax rates were 23.0 percent and 22.8 percent for the second quarters of 2019 and 2018, respectively. The effective tax rate in the second quarter of 2019 was favorably impacted by the resolution of a prior year tax audit. The effective tax rate in the second quarter of 2018 benefitted from the timing of certain state tax rate changes.

Six Months Ended June 30, 2019 Compared with Six Months Ended June, 2018

Overview.  Consolidated net sales were $2.12 billion in the first six months of 2019, a 2.4 percent increase as compared to the first six months of 2018 primarily as a result of the pass through of higher raw material costs in each of our businesses and higher volumes in the metal and plastic container businesses, partially offset by the impact of unfavorable foreign currency translation and lower unit volumes in the closures business. Income before interest and income taxes for the first six months of 2019 decreased by $41.0 million as compared to the same period in 2018 primarily due to $44.2 million of higher rationalization charges incurred primarily in connection with the footprint optimization plan for the metal container business and the withdrawal from the Central States Pension Plan, lower pension income across all businesses, the impact of unfavorable foreign currency translation and slightly lower unit volumes in the closures business. These decreases were partially offset by strong operating performance in all businesses, a larger seasonal inventory build in the metal container business in the current year period as compared to the same period in 2018, the favorable impact from the lagged pass through of lower resin costs in the closures business and higher volumes in the metal and plastic container businesses. Results for the first six months of 2019 and 2018 included rationalization charges of $45.4 million and $1.2 million, respectively. Results for the first six months of 2019 and 2018 also included other pension and postretirement income of $9.0 million and $19.2 million, respectively. Results for the first six months of 2018 also included a loss on early extinguishment of debt of $2.5 million. Net income for the first six months of 2019 was $77.7 million as compared to $101.1 million for the same period in 2018.  Net income per diluted share for the first six months of 2019 was $0.70 as compared to $0.91 for the same period in 2018.

Net Sales.  The $48.9 million increase in consolidated net sales in the first six months of 2019 as compared to the first six months of 2018 was the result of higher net sales in the metal and plastic container businesses, partially offset by lower net sales in the closures business.

Net sales for the metal container business increased $71.9 million, or 7.1 percent, in the first six months of 2019 as compared to the same period in 2018.  This increase was primarily the result of the pass through of higher raw material and other manufacturing costs and higher unit volumes of approximately one percent, partially offset by the impact of unfavorable foreign currency translation of approximately $10 million. The increase in unit volumes was primarily the result of higher volumes for a seasonal customer that had been destocking inventory in the prior year period as well as continued growth in pet food volumes, partially offset by the unfavorable impact from customers who bought ahead of 2019 steel inflation in the fourth quarter of 2018 and the prior year loss of a smaller customer.

Net sales for the closures business decreased $29.6 million, or 4.0 percent, in the first six months of 2019 as compared to the same period in 2018.  This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $22 million and lower unit volumes of approximately one percent, partially offset by the pass through of higher raw material costs.

Net sales for the plastic container business increased $6.6 million, or 2.1 percent, in the first six months of 2019 as compared to the same period in 2018. This increase was primarily due to the pass through of higher raw material costs and higher volumes of approximately two percent, partially offset by the impact of unfavorable foreign currency translation of approximately $2 million.

Gross Profit.  Gross profit margin increased 0.4 percentage points to 16.5 percent in the first six months of 2019 as compared to the same period in 2018 for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased slightly to 7.4 percent for the first six months of 2019 as compared to the same period in 2018. Selling, general and administrative expenses increased $2.8 million to $157.8 million for the first six months of 2019 as compared to $155.0 million for the same period in 2018.

Income before Interest and Income Taxes.  Income before interest and income taxes for the first six months of 2019 decreased by $41.0 million as compared to the first six months of 2018, and margins decreased to 7.3 percent from 9.5 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of higher rationalization charges. Rationalization charges were $45.4 million and $1.2 million for the first six months of 2019 and 2018, respectively.

Segment income of the metal container business for the first six months of 2019 decreased $32.4 million as compared to the same period in 2018, and segment income margin decreased to 4.9 percent from 8.4 percent over the same periods.  The decrease in segment income and segment income margin was primarily attributable to $38.5 million of higher rationalization charges and lower pension income, partially offset by the favorable impact from a larger seasonal inventory build in the current year period as compared to the same period in 2018, strong operating performance and higher unit volumes. Rationalization charges were $39.3 million and $0.8 million in the first six months of 2019 and 2018, respectively. Rationalization charges in the first six months of 2019 were principally related to the recently announced footprint optimization plan and the withdrawal from the Central States Pension Plan.

Segment income of the closures business for the first six months of 2019 decreased $8.9 million, as compared to the same period in 2018, and segment income margin decreased to 12.1 percent from 12.8 percent over the same periods.  The decrease in segment income was primarily due to rationalization charges of $5.9 million principally related to the announced shutdown of a metal closures manufacturing facility in Spain, the impact of unfavorable foreign currency translation, lower pension income and lower unit volumes, partially offset by strong operating performance and the favorable impact from the lagged pass through of lower resin costs.

Segment income of the plastic container business for the first six months of 2019 increased $1.3 million as compared to the same period in 2018, and segment income margin increased to 8.0 percent from 7.8 percent over the same periods.  The increase in segment income was primarily attributable to higher volumes and lower manufacturing costs, partially offset by lower pension income.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first six months of 2019 decreased $4.9 million to $55.5 million as compared to $60.4 million in the same period in 2018 primarily due to lower average outstanding borrowings. Loss on early extinguishment of debt of $2.5 million in the first six months of 2018 was primarily a result of the redemption of all remaining outstanding 5% Senior Notes in April 2018 and the completion of an amendment to the Credit Agreement in May 2018.

Provision for Income Taxes. The effective tax rates were 22.2 percent and 24.2 percent for the first six months of 2019 and 2018, respectively. The effective tax rate in the first six months of 2019 benefitted from the timing of certain tax deductions recognized in such period and the resolution of a prior year tax audit.

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

On August 1, 2019, we redeemed all $300.0 million aggregate principal amount of our outstanding 5½% Senior Notes at a redemption price of 100 percent of their principal amount plus accrued and unpaid interest up to the redemption date. We funded this redemption with revolving loan borrowings under the Credit Agreement and cash on hand.

For the six months ended June 30, 2019, we used net borrowings of revolving loans of $416.0 million to fund cash used in operations of $129.1 million, decreases in outstanding checks of $83.7 million, net capital expenditures and other investing activities of $115.6 million, dividends paid on our common stock of $26.4 million, repayments of long-term debt of $8.2 million and repurchases of our common stock of $15.2 million and to increase cash and cash equivalents (including the positive effect of exchange rate changes of $0.7 million) by $38.5 million.

For the six months ended June 30, 2018, we used net borrowings of revolving loans of $716.3 million to fund repayments of long-term debt of $284.6 million, cash used in operations of $92.9 million, decreases in outstanding checks of $87.8 million, net capital expenditures and other investing activities of $90.8 million, dividends paid on our common stock of $22.4 million, repurchases of our common stock of $3.0 million and debt issuance costs of $2.9 million and to increase cash and cash equivalents (including the negative effect of exchange rate changes of $4.2 million) by $127.7 million.

At June 30, 2019, we had $506.0 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at June 30, 2019 was $667.3 million and Cdn $15.0 million.

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

Rationalization Charges

In June 2019, we announced a footprint optimization plan for our metal container business, which includes the closing of our metal container manufacturing facilities in Mt. Vernon, Missouri and Waupun, Wisconsin anticipated to occur in the fourth quarter of 2019. These plant closings, in conjunction with the prior ratification of a new labor agreement at our Menomonee Falls, Wisconsin metal container manufacturing facility that provided for the withdrawal for that facility from the Central States Pension Plan, will result in our complete withdrawal from the Central States Pension Plan. We estimate net rationalization charges for this plan of $3.7 million for the plant closings and $56.4 million for the withdrawal from the Central States Pension Plan. We recorded total rationalization charges for this plan of $38.7 million in the second quarter of 2019, consisting of $2.5 million for the plant closings and $36.2 million to recognize the present value of the estimated withdrawal liability related to the Central States Pension Plan. Remaining expenses and cash expenditures for the plant closings are $1.2 million and $2.9 million, respectively, and are expected through 2021. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.0 million per year and be recognized annually for the next twenty years, and remaining cash expenditures related to the withdrawal from the Central States Pension Plan are expected to be approximately $2.8 million annually for the next twenty years. Cost savings from this footprint optimization plan are not expected to be material to our results of operations or cash flows.
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $1.9 million and $1.3 million for the six months ended June 30, 2019 and 2018, respectively. Exclusive of the footprint optimization plan for our metal container business and withdrawal from the Central States Pension Plan discussed above, remaining expenses for our rationalization plans of $4.2 million are expected primarily through 2019 and remaining cash expenditures for our rationalization plans of $4.7 million are expected through 2023.
You should also read Note 4 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2019 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  Since such filing, other than the changes discussed in Notes 7 and 15 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2019 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

Part II.  Other Information

Item 6.  Exhibits

Exhibit Number	Description

10.1	Amendment to the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: August 8, 2019	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)