Form 10-Q
period 2019-09-30
SILGAN HOLDINGS INC
filed 2019-11-08
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of October 31, 2019, the number of shares outstanding of the Registrant’s common stock was 110,768,306.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2019	Sept. 30, 2018	Dec. 31, 2018
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$117,389	$171,369	$72,819
Trade accounts receivable, net	751,404	783,306	511,332
Inventories	703,206	690,378	634,806
Prepaid expenses and other current assets	61,310	67,492	71,177
Total current assets	1,633,309	1,712,545	1,290,134

Property, plant and equipment, net	1,522,541	1,502,231	1,517,510
Goodwill	1,128,151	1,156,051	1,148,302
Other intangible assets, net	358,046	392,144	383,448
Other assets, net	431,970	295,228	239,900
	$5,074,017	$5,058,199	$4,579,294

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$841,430	$733,404	$170,214
Trade accounts payable	550,557	552,897	712,739
Accrued payroll and related costs	69,191	71,658	68,773
Accrued liabilities	156,599	101,895	127,342
Total current liabilities	1,617,777	1,459,854	1,079,068

Long-term debt	1,809,955	2,186,275	2,134,400
Deferred income taxes	274,107	279,449	268,036
Other liabilities	403,648	220,704	216,525

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	285,061	272,301	276,062
Retained earnings	2,118,860	1,970,875	1,997,785
Accumulated other comprehensive loss	(287,923)	(212,256)	(268,808)
Treasury stock	(1,149,219)	(1,120,754)	(1,125,525)
Total stockholders’ equity	968,530	911,917	881,265
	$5,074,017	$5,058,199	$4,579,294

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2019 and 2018
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018

Net sales	$1,321,342	$1,306,999	$3,441,635	$3,378,383
Cost of goods sold	1,113,727	1,102,892	2,884,510	2,840,991
Gross profit	207,615	204,107	557,125	537,392
Selling, general and administrative expenses	76,065	73,690	233,816	228,691
Rationalization charges	3,195	288	48,594	1,483
Other pension and postretirement income	(4,340)	(8,326)	(13,320)	(27,536)
Income before interest and income taxes	132,695	138,455	288,035	334,754
Interest and other debt expense before loss on early extinguishment of debt	26,767	28,199	82,272	88,602
Loss on early extinguishment of debt	1,676	—	1,676	2,493
Interest and other debt expense	28,443	28,199	83,948	91,095
Income before income taxes	104,252	110,256	204,087	243,659
Provision for income taxes	22,978	25,517	45,117	57,857
Net income	$81,274	$84,739	$158,970	$185,802

Earnings per share:
Basic net income per share	$0.73	$0.77	$1.43	$1.68
Diluted net income per share	$0.73	$0.76	$1.43	$1.66

Weighted average number of shares:
Basic	111,058	110,657	110,985	110,599
Effect of dilutive securities	463	1,036	554	1,010
Diluted	111,521	111,693	111,539	111,609

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018

Net income	$81,274	$84,739	$158,970	$185,802
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	2,625	807	7,745	2,441
Change in fair value of derivatives	(159)	476	(2,647)	673
Foreign currency translation	(25,016)	(4,576)	(24,213)	(26,397)
Other comprehensive loss	(22,550)	(3,293)	(19,115)	(23,283)
Comprehensive income	$58,724	$81,446	$139,855	$162,519

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	2019	2018
Cash flows provided by (used in) operating activities:
Net income	$158,970	$185,802
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	156,780	146,246
Rationalization charges	48,594	1,483
Stock compensation expense	12,669	11,162
Loss on early extinguishment of debt	1,676	2,493
Other changes that provided (used) cash:
Trade accounts receivable, net	(250,783)	(271,636)
Inventories	(75,414)	(32,743)
Trade accounts payable	(63,609)	(11,185)
Accrued liabilities	(10,475)	(11,227)
Other, net	19,181	(7,304)
Net cash (used in) provided by operating activities	(2,411)	13,091

Cash flows provided by (used in) investing activities:
Capital expenditures	(166,848)	(134,636)
Other, net	509	236
Net cash used in investing activities	(166,339)	(134,400)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	1,139,329	923,639
Repayments under revolving loans	(464,759)	(266,477)
Repayments of long-term debt	(308,161)	(286,200)
Changes in outstanding checks - principally vendors	(83,670)	(87,795)
Dividends paid on common stock	(38,615)	(33,843)
Debt issuance costs	—	(2,866)
Repurchase of common stock under stock plan	(27,364)	(3,057)
Net cash provided by financing activities	216,760	243,401

Effect of exchange rate changes on cash and cash equivalents	(3,440)	(4,256)

Cash and cash equivalents:
Net increase	44,570	117,836
Balance at beginning of year	72,819	53,533
Balance at end of period	$117,389	$171,369

Interest paid, net	$97,630	$104,040
Income taxes paid, net	31,067	39,400

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
For the three and nine months ended September 30, 2019 and 2018
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018

Common stock - shares outstanding
Balance at beginning of period	111,176	110,618	110,430	110,385
Net issuance of treasury stock for vested restricted stock units	—	—	746	233
Repurchases of common stock	(408)	—	(408)	—
Balance at end of period	110,768	110,618	110,768	110,618

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751	$1,751

Paid-in capital
Balance at beginning of period	280,636	268,559	276,062	262,201
Stock compensation expense	4,425	3,742	12,669	11,162
Net issuance of treasury stock for vested restricted stock units	—	—	(3,670)	(1,062)
Balance at end of period	285,061	272,301	285,061	272,301

Retained earnings
Balance at beginning of period	2,049,995	1,897,417	1,997,785	1,809,845
Net income	81,274	84,739	158,970	185,802
Dividends declared on common stock	(12,409)	(11,281)	(37,302)	(33,833)
Adoption of accounting standards updates related to leases in 2019 and revenue recognition in 2018	—	—	(593)	9,061
Balance at end of period	2,118,860	1,970,875	2,118,860	1,970,875

Accumulated other comprehensive loss
Balance at beginning of period	(265,373)	(208,963)	(268,808)	(188,973)
Other comprehensive loss	(22,550)	(3,293)	(19,115)	(23,283)
Balance at end of period	(287,923)	(212,256)	(287,923)	(212,256)

Treasury stock
Balance at beginning of period	(1,137,107)	(1,120,754)	(1,125,525)	(1,118,759)
Net issuance of treasury stock for vested restricted stock units	—	—	(11,582)	(1,995)
Repurchases of common stock	(12,112)	—	(12,112)	—
Balance at end of period	(1,149,219)	(1,120,754)	(1,149,219)	(1,120,754)
Total stockholders' equity	$968,530	$911,917	$968,530	$911,917

Dividends declared on common stock per share	$0.11	$0.10	$0.33	$0.30

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2019 and 2018 and for the
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

Goodwill and Other Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that our goodwill and other indefinite-lived intangible assets were not impaired in our annual 2019 assessment performed during the third quarter.

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
(Information at September 30, 2019 and 2018 and for the
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
We recognized total lease expense of $18.7 million and $52.6 million for the three and nine months ended September 30, 2019, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. We did not recognize any new significant leases in our Condensed Consolidated Balance Sheet for the period ended September 30, 2019.

The aggregate annual maturities of operating lease liabilities are as follows (dollars in thousands):

Three months ended December 31, 2019	$11,459
2020	44,800
2021	38,031
2022	30,278
2023	25,417
Thereafter	93,783
Total lease payments	243,768
Less imputed interest	(48,051)
Total	$195,717

Operating lease right-of-use assets as of September 30, 2019 were recorded in our Condensed Consolidated Balance Sheets as other assets, net of $187.3 million. Operating lease liabilities of $195.7 million as of September 30, 2019 were recorded in our Condensed Consolidated Balance Sheets as accrued liabilities of $35.3 million and other liabilities of $160.4 million. At September 30, 2019, our operating leases had a weighted average discount rate of 5.7 percent and a weighted average remaining lease term of approximately seven years.

To a lesser extent, we have certain leases that qualify as finance leases. Finance lease right-of-use assets as of September 30, 2019 were recorded in our Condensed Consolidated Balance Sheets as property, plant and equipment, net of $33.9 million. Finance lease liabilities of $33.4 million as of September 30, 2019 were recorded in our Condensed Consolidated Balance Sheets as revolving loans and current portion of long term-debt of $1.6 million and long-term debt of $31.8 million.

At September 30, 2019, we did not have any significant operating or finance leases that had not commenced.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2019 and 2018 and for the
three and nine months then ended is unaudited)

Note 3.               Revenue

The following tables present our revenues disaggregated by reportable business segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues by business segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
	(Dollars in thousands)
Metal containers	$822,262	$797,768	$1,904,941	$1,808,585
Closures	353,436	360,816	1,072,979	1,109,924
Plastics	145,644	148,415	463,715	459,874
	$1,321,342	$1,306,999	$3,441,635	$3,378,383

Revenues by geography were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
	(Dollars in thousands)
North America	$1,078,187	$1,056,099	$2,747,518	$2,651,225
Europe and other	243,155	250,900	694,117	727,158
	$1,321,342	$1,306,999	$3,441,635	$3,378,383

Our contracts generally include standard commercial payment terms generally acceptable in each region. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry. We have no significant obligations for refunds, warranties or similar obligations.

Trade accounts receivable, net are shown separately on our Condensed Consolidated Balance Sheet. Contract assets are the result of the timing of revenue recognition, billings and cash collections. Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $73.4 million, $77.2 million, and $72.5 million as of September 30, 2019 and 2018 and December 31, 2018, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheet.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2019 and 2018 and for the
three and nine months then ended is unaudited)

Note 4.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
	(Dollars in thousands)
Metal containers	$3,035	$72	$42,280	$812
Closures	72	111	5,979	150
Plastic containers	88	105	335	521
	$3,195	$288	$48,594	$1,483

In June 2019, we announced a footprint optimization plan for our metal container business, which includes the closing of our metal container manufacturing facilities in Mt. Vernon, Missouri and Waupun, Wisconsin anticipated to occur in the fourth quarter of 2019. These plant closings, in conjunction with the prior ratification of a new labor agreement at our Menomonee Falls, Wisconsin metal container manufacturing facility that provided for the withdrawal for that facility from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, will result in our complete withdrawal from the Central States Pension Plan. We estimate net rationalization charges for this plan of $3.7 million for the plant closings and $56.4 million for the withdrawal from the Central States Pension Plan. We recorded total rationalization charges for this plan of $40.7 million in the first nine months of 2019 largely to recognize the present value of the estimated withdrawal liability related to the Central States Pension Plan. Remaining expenses and cash expenditures for the plant closings are not expected to be significant. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.0 million per year and be recognized annually for the next twenty years, and remaining cash expenditures related to the withdrawal from the Central States Pension Plan are expected to be approximately $2.8 million annually for the next twenty years, beginning in 2020.
Rationalization charges in the first nine months of 2019 for the closures business were primarily related to the announced shutdown in the first quarter of 2019 of the Torello, Spain metal closures manufacturing facility.

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2018	$130	$1,482	$—	$1,612
Charged to expense	42,556	808	5,230	48,594
Utilized and currency translation	(2,543)	(1,241)	(5,230)	(9,014)
Balance at September 30, 2019	$40,143	$1,049	$—	$41,192

Rationalization reserves as of September 30, 2019 were recorded in our Condensed Consolidated Balance Sheets as accrued liabilities of $5.3 million and other liabilities of $35.9 million. Exclusive of the footprint optimization plan for our metal container business and withdrawal from the Central States Pension Plan discussed above, remaining expenses for our rationalization plans of $2.4 million are expected primarily through 2019 and remaining cash expenditures for our rationalization plans of $5.0 million are expected through 2023.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2019 and 2018 and for the
three and nine months then ended is unaudited)

Note 5.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2018	$(154,466)	$(1,008)	$(113,334)	$(268,808)
Other comprehensive loss before reclassifications	—	(2,975)	(24,213)	(27,188)
Amounts reclassified from accumulated other comprehensive loss	7,745	328	—	8,073
Other comprehensive loss	7,745	(2,647)	(24,213)	(19,115)
Balance at September 30, 2019	$(146,721)	$(3,655)	$(137,547)	$(287,923)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and nine months ended September 30, 2019 were net (losses) of $(3.5) million and $(10.3) million, respectively, excluding income tax benefits of $0.8 million and $2.6 million, respectively.  For the three and nine months ended September 30, 2019, these net (losses) consisted of amortization of net actuarial (losses) of $(4.1) million and $(12.0) million and amortization of net prior service credit of $0.6 million and $1.7 million, respectively. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income.  See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2019 were not significant.

Other comprehensive income before reclassifications related to foreign currency translation for the three and nine months ended September 30, 2019 consisted of (i) foreign currency (losses) related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $(36.1) million and $(37.7) million, respectively, (ii) foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $0.3 million and $0.9 million, respectively, and (iii) foreign currency gains related to our net investment hedges of $14.1 million and $16.5 million, respectively, excluding income tax (provisions) of $(3.3) million and $(3.9) million, respectively. See Note 8 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2019 and 2018 and for the
three and nine months then ended is unaudited)

Note 6.               Inventories

Inventories consisted of the following:

	Sept. 30, 2019	Sept. 30, 2018	Dec. 31, 2018
	(Dollars in thousands)
Raw materials	$275,015	$250,051	$288,860
Work-in-process	127,590	125,336	123,574
Finished goods	413,864	384,815	335,180
Other	12,620	12,999	13,075
	829,089	773,201	760,689
Adjustment to value inventory at cost on the LIFO method	(125,883)	(82,823)	(125,883)
	$703,206	$690,378	$634,806

Note 7.               Long-Term Debt

Long-term debt consisted of the following:

	Sept. 30, 2019	Sept. 30, 2018	Dec. 31, 2018
	(Dollars in thousands)
Bank debt
Bank revolving loans	$766,000	$698,000	$—
U.S. term loans	800,000	800,000	800,000
Canadian term loans	15,943	23,335	22,103
Other foreign bank revolving and term loans	37,062	36,143	129,697
Total bank debt	1,619,005	1,557,478	951,800
5½% Senior Notes	—	300,000	300,000
4¾% Senior Notes	300,000	300,000	300,000
3¼% Senior Notes	708,630	754,260	744,380
Finance leases	33,440	21,950	21,543
Total debt - principal	2,661,075	2,933,688	2,317,723
Less unamortized debt issuance costs	9,690	14,009	13,109
Total debt	2,651,385	2,919,679	2,304,614
Less current portion	841,430	733,404	170,214
	$1,809,955	$2,186,275	$2,134,400

At September 30, 2019, the current portion of long-term debt consisted of $766.0 million of bank revolving loans under our amended and restated senior secured credit facility, as amended, or the Credit Agreement, $40.0 million of term loans under the Credit Agreement, $33.8 million of other foreign bank revolving and term loans and $1.6 million of finance leases.

On August 1, 2019, we redeemed all $300.0 million aggregate principal amount of our outstanding 5½% Senior Notes due 2022, or the 5½% Notes, at a redemption price of 100 percent of their principal amount plus accrued and unpaid interest up to the redemption date. We funded this redemption with revolving loan borrowings under the Credit Agreement and cash on hand. As a result of this redemption, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.7 million during the third quarter of 2019 for the write-off of unamortized debt issuance costs.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2019 and 2018 and for the
three and nine months then ended is unaudited)

Note 8.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at September 30, 2019:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$117,389	$117,389

Liabilities:
Bank debt	$1,619,005	$1,619,005
4¾% Senior Notes	300,000	307,761
3¼% Senior Notes	708,630	728,394
Derivative instruments (accrued and other liabilities)	4,779	4,779

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at September 30, 2019 consisted of our cash and cash equivalents and derivative instruments.  We measured the fair value of cash and cash equivalents using Level 1 inputs.  We measured the fair value of our derivative instruments using the income approach.  The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices.  As such, these derivative instruments were classified within Level 2.

Financial Instruments Not Measured at Fair Value

Our bank debt, 4¾% Senior Notes and 3¼% Senior Notes were recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to measure them at fair value.  We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 4¾% Senior Notes and 3¼% Senior Notes were estimated based on quoted market prices, a Level 1 input.

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
(Information at September 30, 2019 and 2018 and for the
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

Interest Rate Swap Agreements

We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations.  These agreements have a fixed rate of 2.878 percent and mature on March 24, 2023. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three and nine month periods ended September 30, 2019.  These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements in effect at September 30, 2019 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three and nine month periods ended September 30, 2019. These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at September 30, 2019 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros and Canadian dollars.  In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations.  We have designated the 3¼% Senior Notes, which are Euro denominated, as net investment hedges.  Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2019 were $14.1 million and $16.5 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2019 and 2018 and for the
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

Note 10.               Retirement Benefits

The components of the net periodic pension benefit credit were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
	(Dollars in thousands)
Service cost	$2,871	$3,411	$9,383	$10,842
Interest cost	7,149	6,348	21,241	18,953
Expected return on plan assets	(15,200)	(17,137)	(45,425)	(51,382)
Amortization of prior service cost	46	34	86	103
Amortization of actuarial losses	4,084	1,877	12,324	5,450
Net periodic benefit credit	$(1,050)	$(5,467)	$(2,391)	$(16,034)

The components of the net periodic other postretirement benefit (credit) cost were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
	(Dollars in thousands)
Service cost	$16	$15	$60	$78
Interest cost	200	158	569	483
Amortization of prior service (credit) cost	(586)	561	(1,749)	(738)
Amortization of actuarial gains	(33)	(167)	(366)	(405)
Net periodic benefit (credit) cost	$(403)	$567	$(1,486)	$(582)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2019 and 2018 and for the
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

Note 12.               Treasury Stock

On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021. During the nine months ended September 30, 2019, we repurchased an aggregate of 407,540 shares of our common stock at an average price per share of $29.70, for a total purchase price of $12.1 million. At September 30, 2019, we had approximately $112.5 million remaining under this authorization for the repurchase of our common stock.

During the first nine months of 2019, we issued 1,281,777 treasury shares which had an average cost of $2.86 per share for restricted stock units that vested during the period.  In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 535,527 shares of our common stock at an average cost of $28.48 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of September 30, 2019, 64,344,190 shares of our common stock were held in treasury.

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first nine months of 2019, 1,079,504 restricted stock units were granted to certain of our officers, other key employees and outside directors.  The fair value of these restricted stock units at the grant date was $30.8 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2019 and 2018 and for the
three and nine months then ended is unaudited)

Note 14.             Business Segment Information

Reportable business segment information was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended September 30, 2019
Net sales	$822,262	$353,436	$145,644	$—	$1,321,342
Depreciation and amortization(1)	21,477	20,847	9,512	39	51,875
Rationalization charges	3,035	72	88	—	3,195
Segment income	81,128	44,784	11,425	(4,642)	132,695

Three Months Ended September 30, 2018
Net sales	$797,768	$360,816	$148,415	$—	$1,306,999
Depreciation and amortization(1)	19,823	18,378	9,171	43	47,415
Rationalization charges	72	111	105	—	288
Segment income	86,928	47,349	8,446	(4,268)	138,455

Nine Months Ended September 30, 2019
Net sales	$1,904,941	$1,072,979	$463,715	$—	$3,441,635
Depreciation and amortization(1)	64,021	62,345	27,665	120	154,151
Rationalization charges	42,280	5,979	335	—	48,594
Segment income	134,053	131,896	36,902	(14,816)	288,035

Nine Months Ended September 30, 2018
Net sales	$1,808,585	$1,109,924	$459,874	$—	$3,378,383
Depreciation and amortization(1)	60,500	55,786	26,975	107	143,368
Rationalization charges	812	150	521	—	1,483
Segment income	172,268	143,277	32,687	(13,478)	334,754

_____________

(1)
Depreciation and amortization excludes amortization of debt issuance costs of $0.8 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $2.6 million and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Total segment income is reconciled to income before income taxes as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
	(Dollars in thousands)
Total segment income	$132,695	$138,455	$288,035	$334,754
Interest and other debt expense	28,443	28,199	83,948	91,095
Income before income taxes	$104,252	$110,256	$204,087	$243,659

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2019 and 2018 and for the
three and nine months then ended is unaudited)

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

Note 15. Subsequent Event

On November 4, 2019, we announced that we had entered into an agreement to sell $400 million aggregate principal amount of 4⅛% Senior Notes due 2028 in a private offering. These new senior notes will mature on February 1, 2028, and interest on these new senior notes will accrue and be payable semi-annually on April 1st and October 1st of each year, commencing April 1, 2020. We intend to use the net proceeds of approximately $394.6 million from this senior notes offering to repay outstanding revolving loans under our Credit Agreement that were used to redeem our 5½% Notes in August 2019 and for other general corporate purposes, including acquisitions, stock repurchases and repayments of other indebtedness. The closing for the sale of these new senior notes is expected to occur on November 12, 2019.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Net sales
Metal containers	62.2%	61.0%	55.3%	53.5%
Closures	26.8	27.6	31.2	32.9
Plastic containers	11.0	11.4	13.5	13.6
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	84.3	84.4	83.8	84.1
Gross profit	15.7	15.6	16.2	15.9
Selling, general and administrative expenses	5.8	5.6	6.8	6.8
Rationalization charges	0.2	—	1.4	—
Other pension and postretirement income	(0.3)	(0.6)	(0.4)	(0.8)
Income before interest and income taxes	10.0	10.6	8.4	9.9
Interest and other debt expense	2.1	2.2	2.5	2.7
Income before income taxes	7.9	8.4	5.9	7.2
Provision for income taxes	1.7	1.9	1.3	1.7
Net income	6.2%	6.5%	4.6%	5.5%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
	(dollars in millions)
Net sales
Metal containers	$822.3	$797.8	$1,904.9	$1,808.6
Closures	353.4	360.8	1,073.0	1,109.9
Plastic containers	145.6	148.4	463.7	459.9
Consolidated	$1,321.3	$1,307.0	$3,441.6	$3,378.4

Segment income
Metal containers (1)	$81.1	$86.9	$134.1	$172.3
Closures (2)	44.8	47.3	131.9	143.3
Plastic containers (3)	11.4	8.5	36.9	32.7
Corporate	(4.6)	(4.2)	(14.9)	(13.5)
Consolidated	$132.7	$138.5	$288.0	$334.8

(1) Includes rationalization charges of $3.0 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $42.3 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively.
(2) Includes rationalization charges of $0.1 million for each of the three months ended September 30, 2019 and 2018 and $6.0 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively.
(3) Includes rationalization charges of $0.1 million for each of the three months ended September 30, 2019 and 2018 and $0.3 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Overview.  Consolidated net sales were $1.32 billion in the third quarter of 2019, a 1.1 percent increase as compared to the third quarter of 2018 primarily due to the pass through of higher raw material and other manufacturing costs in the metal container business and higher volumes in the plastic container business, partially offset by a less favorable mix of products sold, the impact from unfavorable foreign currency translation and the pass through of lower raw material costs in the plastic container business. Income before interest and income taxes for the third quarter of 2019 was $132.7 million, a $5.8 million decrease as compared to the same period in 2018 primarily due to lower pension income, a less favorable mix of products sold and higher rationalization charges. These decreases were partially offset by production efficiencies in the metal container business, higher volumes and strong operating performance in the plastic container business, the favorable impact from the lagged pass through to customers of lower resin costs in the current year period as compared to an unfavorable impact from higher resin costs in the prior year period in the closures business and the prior year unfavorable impact of costs associated with the start-up of the new manufacturing facility in Fort Smith, Arkansas. Results for the third quarters of 2019 and 2018 included rationalization charges of $3.2 million and $0.3 million, respectively, and other pension and postretirement income of $4.3 million and $8.3 million, respectively. Results for the third quarter of 2019 also included a loss on early extinguishment of debt of $1.7 million. Net income for the third quarter of 2019 was $81.3 million as compared to $84.7 million for the same period in 2018.  Net income per diluted share for the third quarter of 2019 was $0.73 as compared to $0.76 for the same period in 2018.

Net Sales.  The $14.3 million increase in consolidated net sales in the third quarter of 2019 as compared to the third quarter of 2018 was the result of higher net sales in the metal container business, partially offset by lower net sales in the closures and plastic container businesses.

Net sales for the metal container business increased $24.5 million, or 3.1 percent, in the third quarter of 2019 as compared to the same period in 2018.  This increase was primarily the result of the pass through of higher raw material and other manufacturing costs, partially offset by a less favorable mix of products sold and the impact of unfavorable foreign currency translation of approximately $4 million. Unit volumes were flat versus the prior year period, as lower volumes with U.S. fruit and vegetable pack customers were offset by volume increases with other customers, including for soup.

Net sales for the closures business decreased $7.4 million, or 2.1 percent, in the third quarter of 2019 as compared to the same period in 2018.  This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $7 million and a less favorable mix of products sold. Unit volumes were flat in the third quarter of 2019 as compared to the prior year quarter, with higher volume demand in the U.S. beverage markets largely offset by lower unit volumes in international markets.

Net sales for the plastic container business decreased $2.8 million, or 1.9 percent, in the third quarter of 2019 as compared to the same period in 2018. This decrease was primarily due to a less favorable mix of products sold and the pass through of lower raw material costs, partially offset by higher volumes of approximately three percent.

Gross Profit.  Gross profit margin increased 0.1 percentage points to 15.7 percent in the third quarter of 2019 as compared to the same period in 2018 for the reasons discussed below in "Income before Interest and Income Taxes."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased to 5.8 percent in the third quarter of 2019 as compared to 5.6 percent in the same period in 2018. Selling, general and administrative expenses increased $2.4 million to $76.1 million for the third quarter of 2019 as compared to $73.7 million for the same period in 2018.

Income before Interest and Income Taxes.  Income before interest and income taxes for the third quarter of 2019 decreased by $5.8 million as compared to the third quarter of 2018, and margins decreased to 10.0 percent from 10.6 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of higher rationalization charges and lower pension income. In addition, the metal container and closures businesses had slightly lower segment income, partially offset by higher segment income in the plastic container business. Rationalization charges were $3.2 million and $0.3 million in the third quarters of 2019 and 2018, respectively.

Segment income of the metal container business for the third quarter of 2019 decreased $5.8 million as compared to the same period in 2018, and segment income margin decreased to 9.9 percent from 10.9 percent over the same periods.  The decrease in segment income was principally due a less favorable mix of products sold, higher rationalization charges and lower pension income, partially offset by production efficiencies in the U.S. due in part to a larger amount of finished goods inventory produced in the current year quarter in anticipation of higher sales volume. Rationalization charges were $3.0 million and $0.1 million in the third quarters of 2019 and 2018, respectively.

Segment income of the closures business for the third quarter of 2019 decreased $2.5 million as compared to the same period in 2018, and segment income margin decreased to 12.7 percent from 13.1 percent over the same periods.  The decrease in segment income was primarily due to a less favorable mix of products sold and lower pension income, partially offset by the favorable impact from the lagged pass through to customers of lower resin costs in the current year period as compared to an unfavorable impact from higher resin costs in the prior year period.

Segment income of the plastic container business for the third quarter of 2019 increased $2.9 million as compared to the same period in 2018, and segment income margin increased to 7.8 percent from 5.7 percent over the same periods.  The increase in segment income was primarily attributable to higher volumes, strong operating performance and the prior year unfavorable impact of costs associated with the start-up of the new manufacturing facility in Fort Smith, Arkansas, partially offset by lower pension income and a less favorable mix of products sold.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the third quarter of 2019 decreased $1.4 million to $26.8 million as compared to $28.2 million in the same period in 2018 primarily due to lower average outstanding borrowings as a result of the repayment of debt at the end of 2018 and lower weighted average interest rates due in part to the redemption on August 1, 2019 of all outstanding 5½% Notes. Loss on early extinguishment of debt of $1.7 million in the third quarter of 2019 was the result of the redemption of all outstanding 5½% Notes.

Provision for Income Taxes. The effective tax rates were 22.0 percent and 23.1 percent for the third quarters of 2019 and 2018, respectively.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

Overview.  Consolidated net sales were $3.44 billion in the first nine months of 2019, a 1.9 percent increase as compared to the first nine months of 2018 primarily as a result of the pass through of higher raw material and other manufacturing costs in the metal container business and higher volumes in the metal and plastic container businesses, partially offset by the impact of unfavorable foreign currency translation, a less favorable mix of products sold and slightly lower unit volumes in the closures business. Income before interest and income taxes for the first nine months of 2019 decreased by $46.8 million as compared to the same period in 2018 primarily due to $47.1 million of higher rationalization charges incurred principally in connection with the previously announced footprint optimization plan for the metal container business and the resulting withdrawal from the Central States Pension Plan, lower pension income, a less favorable mix of products sold, the impact of unfavorable foreign currency translation and slightly lower unit volumes in the closures business. These decreases were partially offset by strong operating performance in all businesses, the favorable impact from the lagged pass through of lower resin costs in the closures business as compared to an unfavorable impact from higher resin costs in the prior year period, higher volumes in the metal and plastic container businesses and the prior year unfavorable impact of costs associated with the start-up of two new manufacturing facilities. Results for the first nine months of 2019 and 2018 included rationalization charges of $48.6 million and $1.5 million, respectively, other pension and postretirement income of $13.3 million and $27.5 million, respectively, and loss on early extinguishment of debt of $1.7 million and $2.5 million, respectively. Net income for the first nine months of 2019 was $159.0 million as compared to $185.8 million for the same period in 2018.  Net income per diluted share for the first nine months of 2019 was $1.43 as compared to $1.66 for the same period in 2018.

Net Sales.  The $63.2 million increase in consolidated net sales in the first nine months of 2019 as compared to the first nine months of 2018 was the result of higher net sales in the metal and plastic container businesses, partially offset by lower net sales in the closures business.

Net sales for the metal container business increased $96.3 million, or 5.3 percent, in the first nine months of 2019 as compared to the same period in 2018.  This increase was primarily the result of the pass through of higher raw material and other manufacturing costs and higher unit volumes of approximately one percent, partially offset by the impact of unfavorable foreign currency translation of approximately $14 million and a less favorable mix of products sold. The increase in unit volumes was primarily the result of continued growth in pet food volumes as well as higher volumes for a seasonal customer that had been destocking inventory in the prior year period, partially offset by the unfavorable impact from customers who bought ahead of 2019 steel inflation in the fourth quarter of 2018 and lower U.S. fruit and vegetable pack volumes.

Net sales for the closures business decreased $36.9 million, or 3.3 percent, in the first nine months of 2019 as compared to the same period in 2018.  This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $29 million, a less favorable mix of products sold and lower unit volumes of approximately one percent.

Net sales for the plastic container business increased $3.8 million, or 0.8 percent, in the first nine months of 2019 as compared to the same period in 2018. This increase was primarily due to higher volumes of approximately two percent and the pass through of higher raw material costs, partially offset by a less favorable mix of products sold and the impact of unfavorable foreign currency translation of approximately $3 million.

Gross Profit.  Gross profit margin increased 0.3 percentage points to 16.2 percent in the first nine months of 2019 as compared to the same period in 2018 for the reasons discussed below in "Income before Interest and Income Taxes."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales remained constant at 6.8 percent for the first nine months of 2019 as compared to the same period in 2018. Selling, general and administrative expenses increased $5.1 million to $233.8 million for the first nine months of 2019 as compared to $228.7 million for the same period in 2018.

Income before Interest and Income Taxes.  Income before interest and income taxes for the first nine months of 2019 decreased by $46.8 million as compared to the first nine months of 2018, and margins decreased to 8.4 percent from 9.9 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of higher rationalization charges. Rationalization charges were $48.6 million and $1.5 million for the first nine months of 2019 and 2018, respectively.

Segment income of the metal container business for the first nine months of 2019 decreased $38.2 million as compared to the same period in 2018, and segment income margin decreased to 7.0 percent from 9.5 percent over the same periods.  The decrease in segment income and segment income margin was primarily attributable to $41.5 million of higher rationalization charges, lower pension income and a less favorable mix of products sold, partially offset by production efficiencies in the U.S. due in part to the favorable impact from a larger amount of finished goods inventory produced in the current year period and higher unit volumes. Rationalization charges were $42.3 million and $0.8 million in the first nine months of 2019 and 2018, respectively. Rationalization charges in the first nine months of 2019 were principally related to the previously announced footprint optimization plan and the resulting withdrawal from the Central States Pension Plan.

Segment income of the closures business for the first nine months of 2019 decreased $11.4 million as compared to the same period in 2018, and segment income margin decreased to 12.3 percent from 12.9 percent over the same periods.  The decrease in segment income was primarily due to rationalization charges of $6.0 million principally related to the previously announced shutdown of a metal closures manufacturing facility in Spain, lower pension income, a less favorable mix of products sold, the impact of unfavorable foreign currency translation and slightly lower unit volumes, partially offset by strong operating performance and the favorable impact from the lagged pass through of lower resin costs in the current year period as compared to the unfavorable impact from higher resin costs in the prior year period.

Segment income of the plastic container business for the first nine months of 2019 increased $4.2 million as compared to the same period in 2018, and segment income margin increased to 8.0 percent from 7.1 percent over the same periods.  The increase in segment income was primarily attributable to higher volumes, lower manufacturing costs and the prior year unfavorable impact of costs associated with the start-up of the new manufacturing facility in Fort Smith, Arkansas, partially offset by lower pension income and a less favorable mix of products sold.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first nine months of 2019 decreased $6.3 million to $82.3 million as compared to $88.6 million in the same period in 2018 primarily due to lower average outstanding borrowings. Loss on early extinguishment of debt of $1.7 million in the first nine months of 2019 was a result of the redemption of all outstanding 5½% Notes in August 2019. Loss on early extinguishment of debt of $2.5 million in the first nine months of 2018 was primarily a result of the redemption in April 2018 of all remaining outstanding 5% Senior Notes due 2020 and the completion of an amendment to the Credit Agreement in May 2018.

Provision for Income Taxes. The effective tax rates were 22.1 percent and 23.8 percent for the first nine months of 2019 and 2018, respectively. The effective tax rate in the first nine months of 2019 benefitted from an audit period expiration, the resolution of a prior year tax audit and the timing of certain tax deductions.

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

On August 1, 2019, we redeemed all $300.0 million aggregate principal amount of our outstanding 5½% Notes at a redemption price of 100 percent of their principal amount plus accrued and unpaid interest up to the redemption date. We funded this redemption with revolving loan borrowings under the Credit Agreement and cash on hand. As a result of this redemption, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.7 million during the third quarter of 2019 for the write-off of unamortized debt issuance costs.

For the nine months ended September 30, 2019, we used net borrowings of revolving loans of $674.6 million to fund repayments of long-term debt of $308.2 million, decreases in outstanding checks of $83.7 million, cash used in operations of $2.4 million, net capital expenditures and other investing activities of $166.3 million, dividends paid on our common stock of $38.6 million and repurchases of our common stock of $27.4 million and to increase cash and cash equivalents (including the negative effect of exchange rate changes of $3.4 million) by $44.6 million.

For the nine months ended September 30, 2018, we used net borrowings of revolving loans of $657.2 million and cash provided by operations of $13.1 million to fund repayments of long-term debt of $286.2 million, decreases in outstanding checks of $87.8 million, net capital expenditures and other investing activities of $134.4 million, dividends paid on our common stock of $33.8 million, repurchases of our common stock of $3.1 million and debt issuance costs of $2.9 million and to increase cash and cash equivalents (including the negative effect of exchange rate changes of $4.3 million) by $117.8 million.

At September 30, 2019, we had $766.0 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at September 30, 2019 was $407.3 million and Cdn $15.0 million.

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

Rationalization Charges

In June 2019, we announced a footprint optimization plan for our metal container business, which includes the closing of our metal container manufacturing facilities in Mt. Vernon, Missouri and Waupun, Wisconsin anticipated to occur in the fourth quarter of 2019. These plant closings, in conjunction with the prior ratification of a new labor agreement at our Menomonee Falls, Wisconsin metal container manufacturing facility that provided for the withdrawal for that facility from the Central States Pension Plan, will result in our complete withdrawal from the Central States Pension Plan. We estimate net rationalization charges for this plan of $3.7 million for the plant closings and $56.4 million for the withdrawal from the Central States Pension Plan. We recorded total rationalization charges for this plan of $40.7 million in the first nine months of 2019, largely to recognize the present value of the estimated withdrawal liability related to the Central States Pension Plan. Remaining expenses and cash expenditures for the plant closings are not expected to be significant. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.0 million per year and be recognized annually for the next twenty years, and remaining cash expenditures related to the withdrawal from the Central States Pension Plan are expected to be approximately $2.8 million annually for the next twenty years, beginning in 2020. Cost savings from this footprint optimization plan are not expected to be material to our results of operations or cash flows.
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $3.8 million and $1.8 million for the nine months ended September

30, 2019 and 2018, respectively. Exclusive of the footprint optimization plan for our metal container business and withdrawal from the Central States Pension Plan discussed above, remaining expenses for our rationalization plans of $2.4 million are expected primarily through 2019 and remaining cash expenditures for our rationalization plans of $5.0 million are expected through 2023.
You should also read Note 4 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2019 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  Since such filing, other than the changes discussed in Notes 7 and 15 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2019 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the third quarter of 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a) Total Number of Shares Purchased
		(b) Average Price Paid per Share

July 1-31, 2019	—	—	—	$124.6
August 1-31, 2019	205,134	$29.58	205,134	$118.5
September 1-30, 2019	202,406	$29.82	202,406	$112.5

Total	407,540	$29.70	407,540	$112.5

(1) On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021. Prior to the third quarter of 2019, we had repurchased approximately $175.4 million of our common stock pursuant to such authorization.

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

SILGAN HOLDINGS INC.

Dated: November 8, 2019	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)