Form 10-K
period 2019-12-31
SILGAN HOLDINGS INC
filed 2020-03-02
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.38 billion. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 1, 2020, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 110,780,464.
Documents Incorporated by Reference:
Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for its Annual Meeting of Stockholders to be held in 2020 are incorporated by reference in Part III of this Annual Report on Form 10-K.

-i-

PART I
ITEM 1. BUSINESS.
GENERAL
We are a leading manufacturer of rigid packaging for consumer goods products. We had consolidated net sales of approximately $4.5 billion in 2019. Our products are used for a wide variety of end markets and we operate 100 manufacturing plants in North America, Europe, Asia and South America. Our products include:

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
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2019 of slightly more than half of the market. Our leadership in these markets is driven by our high levels of quality, service and technological support, our low cost producer position, our strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We have 43 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. Additionally, we believe that we have the most comprehensive equipment capabilities in the industry. For 2019, our metal container business had net sales of $2.47 billion (approximately 55.1 percent of our consolidated net sales) and income from operations of $160.0 million (approximately 41.8 percent of our consolidated income from operations excluding corporate expense).
We are also a leading worldwide manufacturer of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products. Our leadership position in closures is a result of our ability to provide customers with high levels of quality, service and technological support. Our closures business provides customers with an extensive variety of proprietary metal and plastic closures and innovative dispensing system solutions that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering. We have 34 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 100 countries throughout the world. In addition, we license our technology to five other manufacturers for various international markets we do not serve directly. For 2019, our closures business had net sales of $1.41 billion (approximately 31.3 percent of our consolidated net sales) and income from operations of $173.5 million (approximately 45.4 percent of our consolidated income from operations excluding corporate expense).
Additionally, we are a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets. Our success in the plastic packaging market is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence with 23 manufacturing facilities in the United States and Canada. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2019, our plastic container business had net sales of $611.1 million (approximately 13.6 percent of our consolidated net sales) and income from operations of $48.9 million (approximately 12.8 percent of our consolidated income from operations excluding corporate expense).
Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2020 approximately 90 percent of our projected metal container sales and a majority of our projected closures and plastic container sales will be under multi-year customer supply arrangements.
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
OUR HISTORY
We are a Delaware corporation. We were founded in 1987 by R. Philip Silver and D. Greg Horrigan, two of the members of our Board of Directors and our former Co-Chairmen of the Board. Since our inception, we have acquired thirty-six businesses. As a result of the benefits of acquisitions and organic growth, we have become a leading manufacturer of metal containers in North America and Europe, with net sales of $2.47 billion in 2019, and have increased our overall share of the metal food container market in the United States from approximately ten percent in 1987 to slightly more than half of the market in 2019. Through acquisitions, we have become a leading worldwide manufacturer of closures for food, beverage, health care, garden, personal care, home and beauty products, with net sales of $1.41 billion in 2019, a sevenfold increase since our acquisition of the White Cap closures operations in the United States in 2003. We have also grown our market position in the plastic container business since 1987, with net sales increasing sevenfold to $611.1 million in 2019. The following chart shows our acquisitions since our inception:

Acquired Business	Year	Products
Nestlé Food Company’s metal container manufacturing division	1987	Metal food containers
Monsanto Company’s plastic container business	1987	Plastic containers
Fort Madison Can Company of The Dial Corporation	1988	Metal food containers
Seaboard Carton Division of Nestlé Food Company	1988	Paperboard containers
Aim Packaging, Inc.	1989	Plastic containers
Fortune Plastics Inc.	1989	Plastic containers
Express Plastic Containers Limited	1989	Plastic containers
Amoco Container Company	1989	Plastic containers
Del Monte Corporation’s U.S. can manufacturing operations	1993	Metal food containers
Food Metal and Specialty business of American National Can Company	1995	Metal food containers and metal closures
Finger Lakes Packaging Company, Inc., a subsidiary of Birds Eye Foods, Inc.	1996	Metal food containers
Alcoa Inc.’s North American aluminum roll-on closures business	1997	Aluminum roll-on closures
Rexam PLC’s North American plastic container business	1997	Plastic containers and closures
Winn Packaging Co.	1998	Plastic containers
Campbell Soup Company’s steel container manufacturing business	1998	Metal food containers
Clearplass Containers, Inc.	1998	Plastic containers
RXI Holdings, Inc.	2000	Plastic containers and plastic closures, caps, sifters and fitments
Thatcher Tubes LLC	2003	Plastic tubes
Amcor White Cap, LLC	2003	Metal, composite and plastic vacuum closures
Pacific Coast Producers’ can manufacturing operations	2003	Metal food containers
Amcor White Cap (Europe, Asia and South America)	2006 - 2008	Metal, composite and plastic vacuum closures
Cousins-Currie Limited	2006	Plastic containers

Acquired Business	Year	Products
Grup Vemsa 1857, S.L.’s metal vacuum closures operations in Spain and China	2008	Metal vacuum closures
IPEC Global, Inc. and its subsidiaries	2010	Plastic closures
Vogel & Noot Holding AG’s metal container operations	2011	Metal containers
DGS S.A.’s twist-off metal closures operations	2011	Metal vacuum closures
Nestlé Purina PetCare’s metal container manufacturing operations	2011	Metal containers
Öntaş Öner Teneke Ambalaj Sanayi ve Ticaret A.S.	2012	Metal containers and metal vacuum closures
Rexam High Barrier Food Containers, Inc., Rexam PLC’s plastic food container operations	2012	Plastic food containers
Amcor Packaging (Australia) Pty Ltd's metal vacuum closures operations in Australia	2013	Metal vacuum closures
Portola Packaging, Inc. and its subsidiaries	2013	Plastic closures
Tecnocap S.p.A.'s and Tecnocap LLC's metal vacuum closures operations in the U.S.	2013	Metal vacuum closures
Van Can Company's metal container manufacturing assets	2014	Metal containers
Injected Plastics Co.'s plastic closures operations	2015	Plastic closures
WestRock Company’s specialty closures and dispensing systems business	2017	Specialty closures and dispensing systems
Cobra Plastics, Inc.	2020	Plastic and specialty closures

On January 27, 2020, we made a binding offer, or the Offer, to Twist Beauty Packaging S.A.S., or Albéa, on behalf of itself and certain of its subsidiaries, or the Sellers, to purchase all the outstanding securities of certain subsidiaries of the Sellers engaged in the dispensing business and certain assets related to the Sellers’ dispensing business in China, or collectively the Albéa Dispensing Business, for an aggregate purchase price of $900 million in cash, subject to certain adjustments, including for working capital and other current assets and current liabilities and net indebtedness. In conjunction with the Offer, we obtained a commitment for $900 million of incremental delayed draw term loans, or the Committed Financing, under our senior secured credit facility. We expect to fund the purchase price for this proposed acquisition from a combination of borrowings under our senior secured credit facility, including the Committed Financing, and cash on hand.
The Albéa Dispensing Business is a leading global supplier of highly engineered pumps, sprayers and foam dispensing solutions to major branded consumer goods product companies in the beauty and personal care markets. It operates a global network of 10 plants across North America, Europe, South America and Asia. For the fiscal year ended 2018, the Albéa Dispensing Business generated sales of approximately $383 million. As a result of this proposed acquisition, we expect to realize certain operational cost synergies, estimated to be approximately $20 million on an annual basis, within 18 months of closing related to procurement savings, reductions in general and administrative expenses and manufacturing efficiencies.
In the Offer, we undertake to (1) execute a securities and assets purchase agreement, or the SPA, in the form attached to the Offer upon receipt of a notice to exercise the option contained in the Offer, or the Option, by Albéa and (2) consummate the acquisition subject to the terms and conditions set forth in the SPA. The Offer will remain open for acceptance by the Sellers until the earlier of the two following dates: (1) seven business days after the completion of certain consultation and notification processes with applicable works’ councils and trade unions and (2) July 27, 2020. As set forth in the Offer, we have an exclusivity period extending from January 27, 2020 to the earlier of (1) the execution of the SPA or (2) October 27, 2020. Our and the Sellers’ obligations to complete the acquisition are subject to certain conditions, including antitrust clearances under the laws of various jurisdictions.
The form of SPA attached to the Offer provides that either we or the Sellers have the right to terminate the SPA in the event that the applicable antitrust clearances have not been obtained by October 27, 2020, or the Outside Date; provided, however, that we and the Sellers have the right to unilaterally postpone the Outside Date by up to three months after the Outside Date, or the Postponed Outside Date, in the event that applicable antitrust clearances have not yet been obtained by the Outside Date. The form of SPA further provides that if the applicable antitrust clearances have not been obtained by the Outside Date or the Postponed Outside Date, as the case may be, then we are required to pay a break fee of $25 million to the Sellers. In addition, if the parties have not yet entered into the SPA, the Sellers may terminate the Offer if (1) the applicable antitrust clearances required under the SPA are no longer capable of being obtained on or before the Outside Date or the Postponed Outside Date, as the case may be, or (2) we do not execute the SPA even though the Option has been exercised by the Sellers. In the case of either of the foregoing, then we are required to pay a termination fee of $25 million to the Sellers. Alternatively, if the Sellers have not executed the SPA after the consultation and notification processes with applicable works’ councils and trade unions have been completed, then the Sellers are required to pay $25 million to us for estimated costs and expenses and time incurred in connection with the Offer and the proposed acquisition.
On February 4, 2020, we acquired Cobra Plastics, Inc., or Cobra Plastics, a manufacturer of injection molded plastic closures for a wide variety of consumer products, with a particular focus on the aerosol overcap market. Cobra Plastics had sales of approximately $30 million for the year ended December 31, 2018 and currently operates from two manufacturing facilities located in close proximity to one another in Macedonia, Ohio.
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
In 2018, we commercialized a new metal container manufacturing facility and a new thermoformed plastic container manufacturing facility, in each case to support continued growth in key markets. In 2019, we initiated a multi-year footprint optimization plan in our metal container business in the U.S. to reduce capacity and continue to drive cost reductions, which includes the likely shutdown of six metal container manufacturing facilities over a three year period. As part of this plan, we shut down two metal container manufacturing facilities in the fourth quarter of 2019.
MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE
Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In February 2017, we issued $300 million of our 4¾% Senior Notes due 2025, or the 4¾% Notes, and €650 million of our 3¼% Senior Notes due 2025, or the 3¼% Notes. We used the net proceeds from the 4¾% Notes to prepay a portion of our outstanding U.S. dollar term loans and repay a portion of our outstanding revolving loans under our then existing senior secured credit facility, or our 2014 Credit Facility. We used the net proceeds from the 3¼% Notes to prepay all outstanding Euro term loans and repay all remaining outstanding revolving loans under our 2014 Credit Facility, to repay certain foreign bank revolving and term loans of certain of our non-U.S. subsidiaries and to redeem $220 million of our outstanding 5% Senior Notes due 2020, or the 5% Notes. In March 2017, we completed an amendment and restatement of our 2014 Credit Facility and entered into an amended and restated senior secured credit facility, which extended the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. In May 2018, we entered into an amendment to our amended and restated senior secured credit facility, as so amended, our Credit Agreement, which further extended maturity dates, lowered the margin on borrowings thereunder and provides additional flexibility with regard to strategic initiatives. Our Credit Agreement provides us with revolving loans, consisting of a multicurrency revolving loan facility of approximately $1.19 billion and a Canadian revolving loan facility of Cdn $15.0 million. Additionally, our Credit Agreement provided us with term loans, consisting of (i) U.S. $800 million of term loans designated U.S. A term loans and (ii) Cdn $45.5 million of term loans designated Canadian A term loans. In April 2017, we funded the purchase price for the specialty closures and dispensing systems operations of WestRock Company, now operating under the name Silgan Dispensing Systems, or SDS, with the $800 million of U.S. A term loans and revolving loan borrowings under our Credit Agreement. In April 2018, we redeemed all of our remaining outstanding 5% Notes ($280.0 million aggregate principal amount) with revolving loan borrowings under our Credit Agreement and cash on hand. In August 2019, we redeemed all $300 million aggregate principal amount of our outstanding 5½% Senior Notes due 2022, or the 5½% Notes, with revolving loan borrowings under our Credit Agreement and cash on hand. In November 2019, we issued $400 million aggregate principal amount of our 4⅛% Senior Notes due 2028, or the 4⅛% Notes, and used the net proceeds therefrom to repay outstanding revolving loans under our Credit Agreement, including revolving loans used to redeem the 5½% Notes. You should also read Notes 3, 9 and 19 to our Consolidated Financial Statements for the year ended December 31, 2019 included elsewhere in this Annual Report.
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
We are a leading manufacturer of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past 30 years, the metal food container market in North America has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé Food Company, or Nestlé, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, Campbell Soup Company, or Campbell, Pacific Coast Producers, or Pacific Coast, and Nestlé Purina PetCare's steel container self-manufacturing assets, or Purina Steel Can, reflect this trend. We estimate that approximately nine percent of the market for metal food containers in the United States is still served by self-manufacturers.
While we have expanded our metal container business and increased our market share of metal containers primarily through acquisitions and growth with existing customers, we have also made over the last several years, and are continuing to make, significant capital investments in our metal container business to enhance our business and offer our customers value-added features, such as our family of Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In 2019, approximately 70 percent of our metal food containers sold had an easy-open end. In addition, we have made and continue to make investments to enhance the competitive advantages of metal packaging for food. In 2016, we completed the construction of a new metal food container manufacturing facility in Burlington, Iowa to better optimize the logistical footprint of our metal container operations in North America, allowing us to further reduce costs of our metal container business. Additionally, in 2018 we commercialized a smaller, near-site manufacturing facility in Breinigsville, Pennsylvania to support growth of certain customers.
With our acquisitions of our closures operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products. In 2017, we broadened our closures portfolio to include dispensing systems with our acquisition of SDS. Since 2003, following our acquisition of the White Cap closures operations in the United States, net sales of our closures business have increased sevenfold to $1.41 billion in 2019 as a result of acquisitions and internal growth. We may pursue further consolidation opportunities in the closures markets in which we operate, including in dispensing systems, or in adjacent closures markets, such as our proposed acquisition of the Albéa Dispensing Business and our acquisition of Cobra Plastics. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic closures and dispensing systems. In making investments to pursue internal growth, we use a disciplined approach to generate attractive cash returns.
We have grown our market position for our plastic container business since 1987, with net sales increasing sevenfold to $611.1 million in 2019. We achieved this improvement primarily through strategic acquisitions as well as through internal growth. In 2016, we completed construction of two new plastic container manufacturing facilities, including a near-site facility to a major customer and another facility to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business. These new facilities are located in North East, Pennsylvania and Hazelwood, Missouri. Additionally, in 2018 we commercialized a new thermoformed plastic container manufacturing facility in Fort Smith, Arkansas in support of continued growth. The plastic containers segment of the consumer goods packaging industry continues to be highly fragmented, and we intend to pursue further consolidation opportunities in this market. We also expect to continue to generate internal growth in our plastic container business. As with acquisitions, we use a disciplined approach to pursue internal growth to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical markets.
ENHANCE PROFITABILITY THROUGH PRODUCTIVITY IMPROVEMENTS AND COST REDUCTIONS
We intend to continue to enhance profitability through investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions, and the optimization of our manufacturing facilities footprints. The additional sales and production capacity provided through acquisitions and investments have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. From 2015, we have closed six metal container manufacturing facilities, two closures manufacturing facilities and three plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand.
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
In 2018, we commercialized a new metal container manufacturing facility and a new thermoformed plastic container manufacturing facility, in each case to support continued growth in key markets. In 2019, we initiated a multi-year footprint optimization plan in our metal container business in the U.S. to reduce capacity and continue to drive cost reductions, which includes the likely shutdown of six metal container manufacturing facilities over a three year period. As part of this plan, we shut down two metal container manufacturing facilities in the fourth quarter of 2019.
BUSINESS SEGMENTS
We are a holding company that conducts our business through various operating subsidiaries. We operate three businesses, our metal container business, our closures business and our plastic container business.
METAL CONTAINERS—55.1 PERCENT OF OUR CONSOLIDATED NET SALES IN 2019
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2019 of slightly more than half of the market. Our metal container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as pet food, vegetables, soup, proteins (e.g., meat, chicken and seafood), tomato based products, adult nutritional drinks, fruit and other miscellaneous food products, as well as general line metal containers primarily for chemicals. We have 43 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. For 2019, our metal container business had net sales of $2.47 billion (approximately 55.1 percent of our consolidated net sales) and income from operations of $160.0 million (approximately 41.8 percent of our consolidated income from operations excluding corporate expense). We estimate that approximately 90 percent of our projected metal container sales in 2020 will be pursuant to multi-year customer supply arrangements.
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
CLOSURES—31.3 PERCENT OF OUR CONSOLIDATED NET SALES IN 2019
We are a leading worldwide manufacturer of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products. Our closures business provides customers with an extensive variety of proprietary metal and plastic closures and innovative dispensing system solutions that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering. We have 34 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 100 countries throughout the world. In addition, we license our technology to five other manufacturers for various markets we do not serve directly. For 2019, our closures business had net sales of $1.41 billion (approximately 31.3 percent of our consolidated net sales) and income from operations of $173.5 million (approximately 45.4 percent of our consolidated income from operations excluding corporate expense). Since 2003, following our acquisition of the White Cap closures operations in the United States, we have grown our closures business through acquisitions and internal growth, with net sales increasing sevenfold.
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
PLASTIC CONTAINERS—13.6 PERCENT OF OUR CONSOLIDATED NET SALES IN 2019
We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers in North America for the markets that we serve. We are also a leading manufacturer in North America of plastic thermoformed barrier and non-barrier bowls and trays for shelf-stable food products. We operate 23 plastic container manufacturing facilities in the United States and Canada. For 2019, our plastic container business had net sales of $611.1 million (approximately 13.6 percent of our consolidated net sales) and income from operations of $48.9 million (approximately 12.8 percent of our consolidated income from operations excluding corporate expense). Since 1987, we have improved our market position for our plastic container business, with net sales increasing sevenfold.
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
As of February 4, 2020, we operated a total of 100 manufacturing facilities in 19 different countries throughout the world that serve the needs of our customers.
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
Approximately 12 percent, 11 percent and 11 percent of our consolidated net sales were to Nestlé in 2019, 2018 and 2017, respectively. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.
You should also read “Risk Factors—We face competition from many companies and we may lose sales or experience lower margins on sales as a result of such competition” included elsewhere in this Annual Report.
METAL CONTAINER BUSINESS
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2019 of slightly more than half of the market. We have 43 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. Our largest customers for these products include Bonduelle Group, Campbell, Conagra Brands, Inc., Crider Foods, Inc., Del Monte, General Mills, Inc., Hill's Pet Nutrition, Inc., Hormel Foods Corporation, The Kraft Heinz Company, Mars, Incorporated, Nestlé, Pacific Coast and Stanislaus Food Products Company.
We have entered into multi-year supply arrangements with most of our customers for our metal container business. We estimate that approximately 90 percent of our projected metal container sales in 2020 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements. In Europe, our metal container business has had long-term relationships with many of its customers, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis.
Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal food container requirements. Our net sales of metal food containers to Nestlé in 2019 were $500.4 million. We also supply Nestlé with closures in North America and Europe and plastic containers in North America. In 2018, we entered into long-term supply agreements with Nestlé that run through 2025 for the supply of all of Nestlé’s North American metal food container requirements for pet food and other food products and to support growth initiatives of Nestlé. These long-term supply agreements replaced previous supply agreements with Nestlé. Each of these long-term supply agreements provide for certain prices and specify that those prices will be increased or decreased based upon price change formulas.
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
CLOSURES BUSINESS
We are a leading worldwide manufacturer of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products. We have 34 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 100 countries throughout the world.
Our largest customers of our closures business include Campbell, The Coca-Cola Company, Colgate-Palmolive Company, Dean Foods Company, Hipp GmbH & Co Vertrieb KG, The Kraft Heinz Company, Mizkan Holdings Co., Ltd., Molson Coors Brewing Company, Mt. Olive Pickle Company, Inc., Nestlé, PepsiCo Inc., The Procter & Gamble Company, Puig S.L., S. C. Johnson & Son, Inc., The Scotts Company LLC, Spectrum Brands Holdings, Inc. and its affiliated entities, including United Industries Corporation, and Unilever, N.V. We have multi-year supply arrangements with many of our customers in the United States. Outside of the United States, the closures business has had long-term relationships with most of its customers. While we have multi-year supply arrangements with some of our closures customers outside of the United States, as is common practice, many supply arrangements with customers outside of the United States are negotiated on a year-by-year basis.
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
Our largest customers for our plastic container business include Berlin Packaging LLC, Campbell, Conagra Brands, Inc., General Mills, Inc., Henkel AG & Co. KGaA, Johnson & Johnson, The Kraft Heinz Company, Mars, Incorporated, McCormick & Company, Inc., Nice-Pak Products, Inc., Perrigo Company plc, The Procter & Gamble Company, The Scotts Company LLC, TreeHouse Foods Inc., TricorBraun, Inc. and Vi-Jon Laboratories, Inc.
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
METAL CONTAINER BUSINESS
Of the commercial metal container manufacturers, Ball Metalpack, LLC, Crown Holdings, Inc. and Trivium Packaging (a business combination that includes Ardagh Group's Food & Specialty Metal Packaging operations) are our most significant competitors. Our competitors also include other regional suppliers. As an alternative to purchasing containers from commercial can manufacturers, customers have the ability to invest in equipment to self-manufacture their containers.
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
CLOSURES BUSINESS
Our closures business competes primarily with AptarGroup, Inc., Bericap Holding GmbH, Berry Global Group, Inc., Closures Systems International, Inc., Crown Holdings, Inc., Global Closure Systems, Groupe Massilly, Guala Dispensing Mexico, S.A. de C.V. and Tecnocap S.p.A. With our ability to manufacture an extensive range of metal and plastic closures and dispensing systems that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering, and our geographic presence, we believe we are uniquely positioned to serve food, beverage, health care, garden, personal care, home and beauty product companies for their closure needs.
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
EMPLOYEES
As of December 31, 2019, we employed approximately 3,200 salaried and 9,900 hourly employees on a full-time basis. Approximately 36 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. In addition, as of December 31, 2019, Campbell provided us with approximately 120 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.
Our labor contracts expire at various times between 2020 and 2024. As of December 31, 2019, contracts covering approximately 15 percent of our hourly employees in the United States and Canada will expire during 2020. We expect no significant changes in our relations with these unions.

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
OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.
At December 31, 2019, we had $2,258.9 million of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions and refinancing our previously outstanding debt. In addition, at December 31, 2019, after taking into account outstanding letters of credit of $15.4 million, we had up to $1.17 billion and Cdn $15.0 million of revolving loans that we may borrow under our Credit Agreement. We also have available to us under our Credit Agreement an uncommitted multicurrency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided under our Credit Agreement), and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness. In conjunction with the Offer to purchase the Albéa Dispensing Business, we obtained the Committed Financing, and we expect to fund the purchase price for the proposed acquisition of the Albéa Dispensing Business from a combination of borrowings under our Credit Agreement, including the Committed Financing, and cash on hand. Additionally, on February 26, 2020 we issued (i) an additional $200 million aggregate principal amount of the 4⅛% Notes and (ii) €500 million aggregate principal amount of the 2¼% Notes due 2028, or the 2¼% Notes, in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. We used the net proceeds from such issuances to prepay most of our outstanding U.S. A term loans under our Credit Agreement.
A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. In 2019, we repaid $41.1 million in mandatory principal and paid $108.8 million in interest on our indebtedness. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a significant portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. Based on the average outstanding amount of our variable rate indebtedness in 2019, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2019 interest expense by an aggregate amount of approximately $13.1 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2019.
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
DESPITE OUR CURRENT LEVELS OF INDEBTEDNESS, WE MAY INCUR ADDITIONAL DEBT IN THE FUTURE, WHICH COULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.
We are continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisitions and to fund any resulting increased operating needs, including for the pending proposed acquisition of the Albéa Dispensing Business. In 2017, for example, we funded the purchase price for our acquisition of SDS through term loan and revolving loan borrowings under our Credit Agreement in the aggregate amount of $1,023.8 million. If new debt is added to our current debt levels, the related risks we now face could increase. We will have to effect any new financing in compliance with the agreements governing our then existing indebtedness. The indentures governing the 4¾% Notes and the 3¼% Notes, the 4⅛% Notes and the 2¼% Notes do not prohibit us from incurring additional indebtedness.

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
The indentures governing the 4¾% Notes and the 3¼% Notes, the 4⅛% Notes and the 2¼% Notes contain certain covenants that also restrict our ability to create liens, issue guarantees, engage in sale and leaseback transactions and consolidate, merge or sell assets. These covenants could restrict us in the pursuit of our growth strategy.
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
In 2019, approximately 90 percent of our metal container sales and a majority of our closures and plastic container sales were pursuant to multi-year supply arrangements. Although no assurances can be given, we have been successful historically in continuing these multi-year customer supply arrangements. Additionally, in general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal. If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the proposal.
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
Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2020. Additionally, although no assurances can be given, we generally have been able to pass raw material cost increases through to our customers. The loss of our ability to pass those cost increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.
GLOBAL ECONOMIC CONDITIONS, DISRUPTIONS IN CREDIT MARKETS AND IN MARKETS GENERALLY AND THE INSTABILITY OF THE EURO COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.
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
Global markets are also susceptible to disruptions and resulting negative impacts from other occurrences and events, such as pandemics and contagious diseases like the recent outbreak of coronavirus, which could negatively affect global markets and the global economy. Such occurrences and events could cause or require us, our suppliers or our customers to temporarily suspend operations in affected regions, otherwise disrupt or affect our, our suppliers’ or our customers’ operations or businesses, disrupt supply chains, commerce and travel, or cause an economic downturn or otherwise negatively impact consumer behavior and demand. Any such occurrences, events or disruptions could have a material adverse impact on our business, financial condition or results of operations.
There has been concern regarding the overall stability of the Euro and the future of the Euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. Potential developments and market perceptions related to the Euro could adversely affect the value of our Euro-denominated assets, reduce the amount of our translated amounts of U.S. dollar revenue and income, negatively impact our indebtedness in any such Eurozone country (including our ability to refinance such indebtedness) and otherwise negatively affect our business, financial condition or results of operations. For example, in June 2016, the United Kingdom voted to leave the European Union (commonly referred to as Brexit) and in January of 2020 the United Kingdom left the European Union. The implementation and effects of Brexit have been marked by political unpredictability and lack of clarity around the future economic relationship between the United Kingdom and the European Union. Although our revenue and income related to the United Kingdom is less than one percent of our overall revenue and income, Brexit could potentially disrupt and create uncertainty surrounding our business related to the United Kingdom, including our relationships with existing and future customers, suppliers and employees both during any applicable transition period and after. We cannot predict the short-term or long-term economic, financial, trade and legal implications that the ultimate withdrawal of the United Kingdom from the European Union would have and how such withdrawal would affect our business globally and in the region. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership.
A SUBSTANTIALLY LOWER THAN NORMAL CROP YIELD MAY REDUCE DEMAND FOR OUR METAL CONTAINERS AND CLOSURES FOR FOOD PRODUCTS.
Our metal container business’ sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States and, to a lesser extent, in a variety of national growing regions in Europe. Our closures business is also dependent, in part, upon the vegetable and fruit harvests. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions, and our results of operations could be impacted accordingly. Our sales, income from operations and net income could be materially adversely affected in a year in which crop yields are substantially lower than normal. For example, the results of our metal container business in 2019 were negatively impacted by poor harvests in Europe.
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
FUTURE ACQUISITIONS MAY CREATE RISKS AND UNCERTAINTIES THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND DIVERT OUR MANAGEMENT’S ATTENTION.
In pursuing our strategy of growth through acquisitions, including for the pending proposed acquisition of Albéa's dispensing business we will face risks commonly encountered with an acquisition strategy. These risks include:

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
THE PROPOSED ACQUISITION OF THE ALBÉA DISPENSING BUSINESS IS SUBJECT TO THE SELLERS' EXERCISE OF THE OPTION CONTAINED IN THE OFFER AND CERTAIN CONDITIONS, INCLUDING ANTITRUST CLEARANCES, AS WELL AS OTHER UNCERTAINTIES, AND THERE CAN BE NO ASSURANCES AS TO WHETHER AND WHEN IT MAY BE COMPLETED. A DELAY OR FAILURE TO CONSUMMATE THE PROPOSED ACQUISITION COULD NEGATIVELY IMPACT OUR FUTURE RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

On January 27, 2020, we made the Offer to Albéa, on behalf of itself and the Sellers, to purchase the Albéa Dispensing Business. We and the Sellers have not yet entered into a definitive purchase agreement for the proposed acquisition of the Albéa Dispensing Business, pending certain consultation and notification processes with applicable works’ councils and trade unions and the Sellers’ exercise of the option contained in the Offer. Accordingly, we cannot assure you that the Sellers will exercise the option contained in the Offer and the parties will enter into the SPA.
In addition, the consummation of the proposed acquisition of the Albéa Dispensing Business is subject to the satisfaction of certain conditions, including the receipt of applicable antitrust clearances, which clearances, if not obtained by a certain date, would require us to pay a break fee of $25 million to the Sellers. We cannot predict with certainty whether or when any of the required conditions for the proposed acquisition of the Albéa Dispensing Business will be satisfied, whether the satisfaction of any such conditions will result in a materially adverse impact on us or to the Albéa Dispensing Business or if this proposed acquisition will be consummated at all. If this proposed acquisition is not completed, if there is a significant delay in completing it or if the satisfaction of any such conditions results in a materially adverse impact, such failure, delay or impact could adversely affect our future results of operations and financial condition.

WE MAY BE UNABLE TO ACHIEVE, OR MAY BE DELAYED IN ACHIEVING, ADEQUATE RETURNS FROM OUR EFFORTS TO OPTIMIZE OUR OPERATIONS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We continually strive to improve our operating performance and further enhance our franchise positions in our businesses through the investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions and the rationalization of our manufacturing facilities footprints. For example, in 2019 we initiated a multi-year footprint optimization plan in our metal container business in the U.S. to reduce capacity and continue to drive cost reductions, which includes the likely shutdown of six manufacturing facilities over a three year period. Our operations include complex manufacturing systems as well as intricate scheduling and numerous geographic and logistical complexities associated with our facilities and our customers’ facilities. Accordingly, our efforts to achieve productivity improvements, manufacturing efficiencies and manufacturing cost reductions and to rationalize our manufacturing facilities footprints are subject to a number of risks and uncertainties that could impact our ability to achieve adequate returns from our efforts as planned. These risks and uncertainties include, among others, completing any such efforts on time and as planned and retaining customers impacted thereby.
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
PROLONGED WORK STOPPAGES AT OUR FACILITIES WITH UNIONIZED LABOR COULD JEOPARDIZE OUR FINANCIAL CONDITION.
As of December 31, 2019, we employed approximately 9,900 hourly employees on a full-time basis. Approximately 36 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. Our labor contracts expire at various times between 2020 and 2024. We cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable to us than current agreements. Disputes with the unions representing our employees could result in strikes or other labor protests that could disrupt our operations and divert the attention of management from operating our business. A strike or work stoppage could make it difficult for us to find a sufficient number of people with the necessary skills to replace those employees. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations.
WE ARE SUBJECT TO COSTS AND LIABILITIES RELATED TO ENVIRONMENTAL AND HEALTH AND SAFETY LAWS AND REGULATIONS AND RISKS RELATED TO LEGAL PROCEEDINGS.
We continually review our compliance with environmental and other laws, such as the Occupational Safety and Health Act and other laws regulating noise exposure levels and other safety and health concerns in the production areas of our plants in the United States and environmental protection, health and safety laws and regulations abroad. We may incur liabilities for noncompliance, or substantial expenditures to achieve compliance, with environmental and other laws or changes thereto in the future or as a result of the application of additional laws and regulations to our business, including those limiting greenhouse gas emissions, those requiring compliance with the European Commission’s registration, evaluation and authorization of chemicals (REACH) procedures, and those imposing changes that would have the effect of increasing the cost of producing or would otherwise adversely affect the demand for plastic products. In addition, stricter regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on us, and we may become obligated in the future to incur costs associated with the investigation and/or remediation of contamination at our facilities or other locations. Additionally, many of our products come into contact with the food and beverages that they package, and therefore we may be subject to risks and liabilities related to health and safety matters in connection with our products. Changes in or additional health and safety laws and regulations in connection with our products may also impose new requirements and costs on us. Such requirements, liabilities and costs could have a material adverse effect on our capital expenditures, results of operations, financial condition or competitive position.
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
OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.
Our international operations generated approximately $1,071.1 million, or approximately 24 percent, of our consolidated net sales in 2019. As of February 4, 2020, we have a total of 41 manufacturing facilities in a total of 18 countries outside of the United States, including Canada, Mexico and countries located in Europe, Asia and South America, serving customers in approximately 100 countries worldwide. Our business strategy may include continued expansion of international activities, including with the pending proposed acquisition of the Albéa Dispensing Business. Accordingly, the risks associated with operating in foreign countries, including Canada, Mexico and countries located in Europe, Asia and South America, may have a negative impact on our liquidity and net income. For example, the current economic uncertainty in Europe and China and the geopolitical disruptions in Russia and the Middle East and related adverse economic conditions and the current trade uncertainty throughout the world may have an adverse effect on our results of operations and financial condition.
Risks associated with operating in foreign countries include, but are not limited to:

•	political, social and economic instability;

•	inconsistent product regulation or policy changes by foreign agencies or governments;

•	war, civil disturbance or acts of terrorism;

•	trade disputes:

•	compliance with and changes in applicable foreign laws;

•	loss or non-renewal of treaties or similar agreements with foreign tax authorities;

•	difficulties in enforcement of contractual obligations and intellectual property rights;

•	high social benefits for labor;

•	national and regional labor strikes;

•	imposition of limitations on conversions of foreign currencies into U.S. dollars or payment of dividends and other payments by non-U.S. subsidiaries;

•	foreign exchange rate risks;

•	difficulties in expatriating cash generated or held by non-U.S. subsidiaries;

•	uncertainties arising from local business practices and cultural considerations;

•	changes in tax laws, or the interpretation thereof, affecting foreign tax credits or tax deductions relating to our non-U.S. earnings or operations;

•	hyperinflation, currency devaluation or defaults in certain foreign countries;

•	duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•	customs, import/export and other trade compliance regulations or policies;

•	non-tariff barriers and higher duty rates;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	application of the Foreign Corrupt Practices Act and similar laws;

•	increased costs in maintaining international manufacturing and marketing efforts; and

•	taking of property by nationalization or expropriation without fair compensation.

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
We maintain noncontributory, defined benefit pension plans covering a substantial number of our employees, which we fund based on certain actuarial assumptions. The plans’ assets consist primarily of common stocks and fixed income securities. If the investments of the plans do not perform at expected levels, then we may have to contribute additional funds to ensure that the plans will be able to pay out benefits as scheduled. Such an increase in funding would result in a decrease in our available cash flow. In addition, any such investment performance significantly below our expected levels could adversely impact our results of operations. For example, the significant market declines in investment values at the end of 2018 as compared to our assumed rate of return for the plans for the year had a non-cash unfavorable impact of approximately $20 million on our results of operations in 2019.
WE PARTICIPATE IN MULTIEMPLOYER PENSION PLANS UNDER WHICH, IN THE EVENT OF CERTAIN CIRCUMSTANCES, WE COULD INCUR ADDITIONAL LIABILITIES WHICH MAY BE MATERIAL AND MAY NEGATIVELY AFFECT OUR FINANCIAL RESULTS.
In 2019, we participated in four multiemployer pension plans which provide defined benefits to certain of our union employees.  We withdrew from participating in the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, at the end of 2019, and accordingly we now participate in three multiemployer pension plans. We expect to incur cash expenditures for the withdrawal liability related to such withdrawal from the Central States Pension Plan of approximately $3.1 million annually for the next twenty years, beginning in 2020. Because of the nature of multiemployer pension plans, there are risks associated with participating in such plans that differ from single-employer pension plans.  Amounts contributed by an employer to a multiemployer pension plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer.  In the event that another participating employer to a multiemployer pension plan in which we participate no longer contributes to such plan, the unfunded obligations of such plan may be borne by the remaining participating employers, including us.  In such event, our required contributions to such plan could increase, which could negatively affect our financial condition and results of operations.  In the event that we withdraw from participation in a multiemployer pension plan in which we participate or otherwise cease to make contributions to such a plan or in the event of the termination of such a plan, we potentially could be required under applicable law to make withdrawal liability payments to such plan in respect of the unfunded vested benefits of such plan, which unfunded vested benefits could be significant.  Such withdrawal liability payments could be material and could negatively affect our financial condition and results of operations.  As further discussed in Note 12 to our Consolidated Financial Statements for the year ended December 31, 2019 included elsewhere in this Annual Report, two of the multiemployer pension plans in which we still participate have a funded status of less than 65 percent. For further information with respect to our withdrawal from the Central States Pension Plan, please see Notes 4 and 12 to our Consolidated Financial Statements for the year ended December 31, 2019 included elsewhere in this Annual Report.
IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL OR TRADE NAMES, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.
As a result of our acquisitions, we have $1.1 billion of goodwill and $32.1 million of indefinite-lived trade names recorded on our consolidated balance sheet at December 31, 2019. We are required to periodically determine if our goodwill and trade names have become impaired, in which case we would write-down the impaired portion. If we were required to write-down all or part of our goodwill or trade names, our net income and net worth could be materially adversely affected.

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
In addition, the interpretation and application of data protection laws, including federal, state and international laws, relating to the collection, use, retention, disclosure, security and transfer of personally identifiable data in the United States (including but not limited to the California Consumer Privacy Act), Europe (including but not limited to the European Union's General Data Protection Regulation) and elsewhere, are uncertain and evolving.
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
OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER US AND THEIR EXERCISE OF THAT INFLUENCE COULD BE ADVERSE TO YOUR INTERESTS.
As of December 31, 2019, Messrs. Silver and Horrigan beneficially owned an aggregate of 31,250,552 shares of our common stock, or approximately 28 percent of our outstanding common stock, which excludes certain shares of our common stock owned by affiliates and related family transferees of Messrs. Silver and Horrigan that are not deemed to be beneficially owned by Messrs. Silver or Horrigan. Accordingly, if they act together, they will be able to exercise substantial influence over all matters submitted to the stockholders for a vote, including the election of directors. In addition, we and Messrs. Silver and Horrigan have entered into an amended and restated principal stockholders agreement, or the Stockholders Agreement, that provides for certain director nomination rights. Under the Stockholders Agreement, the Group (as defined in the Stockholders Agreement and generally including Messrs. Silver and Horrigan and their affiliates and related family transferees and estates) has the right to nominate for election all of our directors until the Group holds less than one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997. At least one of the Group’s nominees must be either Mr. Silver or Mr. Horrigan during the three-year period covering the staggered terms of our three classes of directors. On February 14, 1997, the Group held 57,224,720 shares of our common stock in the aggregate (as adjusted for our two-for-one stock splits in 2005, 2010 and 2017). Additionally, the Group has the right to nominate for election either Mr. Silver or Mr. Horrigan as a member of our Board of Directors when the Group no longer holds at least one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997 but beneficially owns at least 5 percent of our common stock. The Stockholders Agreement continues until the death or disability of both of Messrs. Silver and Horrigan. The provisions of the Stockholders Agreement could have the effect of delaying, deferring or preventing a change of control of Silgan Holdings Inc. and preventing our stockholders from receiving a premium for their shares of our common stock in any proposed acquisition of Silgan Holdings Inc.

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
Additionally, our amended and restated by-laws provide that a special meeting of the stockholders may only be called by our Chairman of the Board on his own initiative or at the request of a majority of the Board of Directors, and may not be called by the holders of common stock.
UPON THE OCCURRENCE OF CERTAIN CHANGE OF CONTROL EVENTS, WE MAY NOT BE ABLE TO SATISFY ALL OF OUR OBLIGATIONS UNDER OUR CREDIT AGREEMENT AND INDENTURES.
Under our Credit Agreement, the occurrence of a change of control (as defined in our Credit Agreement) constitutes an event of default, permitting, among other things, the acceleration of amounts owed thereunder. Additionally, upon the occurrence of a change of control repurchase event as defined in the indentures governing the 4¾% Notes and the 3¼% Notes, the 4⅛% Notes and the 2¼% Notes, we must make an offer to repurchase the 4¾% Notes, the 3¼% Notes, the 4⅛% Notes and the 2¼% Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of purchase. We may not have sufficient funds or be able to obtain sufficient financing to meet such obligations under our Credit Agreement and such indentures. In addition, even if we were able to finance such obligations, such financing may be on terms that are unfavorable to us or less favorable to us than the terms of our existing indebtedness.
IF WE FAIL TO CONTINUE TO MAINTAIN EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING TO A REASONABLE ASSURANCE LEVEL, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS AND MAY BE REQUIRED TO RESTATE PREVIOUSLY PUBLISHED FINANCIAL INFORMATION, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS, INVESTOR CONFIDENCE IN OUR BUSINESS AND THE TRADING PRICES OF OUR SECURITIES.
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We also need to adapt our internal control over financial reporting as our business grows and changes. As we grow our business and acquire other businesses, our internal controls could become increasingly complex, requiring more time and resources. As further discussed in Item 9A, “Controls and Procedures,” included elsewhere in this Annual Report, management concluded that we maintained effective internal control over financial reporting as of December 31, 2019. There is no assurance that, in the future, material weaknesses will not be identified that would cause management to change its conclusion as to the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, and we may be required to restate previously published financial information, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We own and lease properties for use in the ordinary course of business. Our properties consist primarily of 43 manufacturing facilities for the metal container business, 34 manufacturing facilities for the closures business and 23 manufacturing facilities for the plastic container business. We own 55 of these facilities and lease 45. The leases expire at various times through 2040. Some of these leases contain renewal options as well as various purchase options.
We lease our principal executive offices and the administrative headquarters and principal places of business for our metal container business, our closures business and our plastic container business.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is quoted on the Nasdaq Global Select Market System under the symbol SLGN. As of January 31, 2020, we had 40 holders of record of our common stock.
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
ISSUER PURCHASES OF EQUITY SECURITIES
On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021, of which we repurchased approximately $187.5 million of our common stock. We did not repurchase any of our equity securities in the fourth quarter of 2019. Accordingly, at December 31, 2019, we had approximately $112.5 million remaining for the repurchase of our common stock under this authorization.

ITEM 6. SELECTED FINANCIAL DATA.
In the table that follows, we provide you with selected financial data of Silgan Holdings Inc. We have derived this data from our consolidated financial statements for the five years ended December 31, 2019. Our consolidated financial statements for the five years ended December 31, 2019 have been audited by Ernst & Young LLP, our independent registered public accounting firm.
You should read this selected financial data along with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report, as well as the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Selected Financial Data

	Year Ended December 31,
	2019	2018(a)	2017(a)	2016	2015
	(Dollars in millions, except per share data)
Operating Data:
Net sales	$4,489.9	$4,448.9	$4,089.9	$3,612.9	$3,764.0
Cost of goods sold (b)	3,776.2	3,759.1	3,455.4	3,101.1	3,233.6
Gross profit	713.7	689.8	634.5	511.8	530.4
Selling, general and administrative expenses (b) (c)	315.7	308.4	305.1	219.9	226.4
Rationalization charges	56.3	6.3	5.8	19.1	14.4
Other pension and post retirement income (b)	(17.8)	(37.0)	(33.4)	(26.9)	(30.2)
Income before interest and income taxes	359.5	412.1	357.0	299.7	319.8
Interest and other debt expense before loss on early extinguishment of debt	105.7	116.3	110.2	67.8	66.9
Loss on early extinguishment of debt	1.7	2.5	7.1	—	—
Interest and other debt expense	107.4	118.8	117.3	67.8	66.9
Income before income taxes	252.1	293.3	239.7	231.9	252.9
Provision (benefit) for income taxes (d)	58.3	69.3	(30.0)	78.5	80.5
Net income	$193.8	$224.0	$269.7	$153.4	$172.4
Per Share Data: (e)
Basic net income per share	$1.75	$2.03	$2.44	$1.28	$1.41
Diluted net income per share	$1.74	$2.01	$2.42	$1.27	$1.41
Dividends per share	$0.44	$0.40	$0.36	$0.34	$0.32
Selected Segment Data:
Net sales:
Metal containers	$2,473.2	$2,378.0	$2,278.1	$2,271.9	$2,365.3
Closures	1,405.6	1,456.8	1,246.7	797.1	805.0
Plastic containers	611.1	614.1	565.1	543.9	593.7
Segment income:
Metal containers (f)	160.0	198.8	230.2	214.7	236.4
Closures (g)	173.5	189.9	142.0	99.8	91.8
Plastic containers (h)	48.9	42.6	27.8	5.2	7.8

Selected Financial Data

	Year Ended December 31,
	2019	2018(a)	2017(a)	2016	2015
	(Dollars in millions, except per share data)
Other Data:
Capital expenditures	$230.9	$191.0	$174.4	$191.9	$237.3
Depreciation and amortization (i)	206.5	191.7	174.1	143.1	142.2
Net cash provided by operating activities (j)	507.3	506.5	389.8	394.6	335.7
Net cash used in investing activities	(230.1)	(189.9)	(1,197.7)	(180.3)	(237.1)
Net cash (used in) provided by financing activities	(145.5)	(293.6)	836.8	(289.5)	(221.3)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$203.8	$72.8	$53.5	$24.7	$99.9
Goodwill	1,142.2	1,148.3	1,171.5	604.7	612.8
Total assets (k)	4,931.1	4,579.3	4,645.4	3,149.4	3,192.7
Total debt	2,244.4	2,304.6	2,547.3	1,561.6	1,513.5
Stockholders’ equity	1,023.3	881.3	766.1	469.4	639.2
Notes to Selected Financial Data

(a)	In April 2017, we acquired SDS, the specialty closures and dispensing systems operations of WestRock Company.

(b)
In 2018, we retrospectively adopted new accounting guidance regarding certain classifications related to other components of net periodic benefit costs. As a result, cost of goods sold was increased by $26.6 million, $21.7 million and $23.7 million in 2017, 2016 and 2015, respectively; selling, general and administrative expenses were increased by $6.8 million, $5.2 million and $6.5 million in 2017, 2016 and 2015, respectively; and we reported other pension and postretirement income of $33.4 million, $26.9 million and $30.2 million in 2017, 2016 and 2015, respectively.

(c)	Selling, general and administrative expenses include costs attributed to announced acquisitions of $1.8 million, $24.7 million and $1.4 million in 2019, 2017 and 2016, respectively.

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

(f)
Segment income of the metal container business includes rationalization charges of $49.4 million, $5.3 million, $3.3 million and $12.1 million in 2019, 2018, 2017 and 2016, respectively. Segment income of the metal container business also includes a $3.0 million charge related to the resolution of a past non-commercial legal dispute in 2017.

(g)	Segment income of the closures business includes rationalization charges of $6.5 million, $0.2 million, $1.0 million, $0.6 million and $1.7 million in 2019, 2018, 2017, 2016 and 2015, respectively.

(h)
Segment income of the plastic container business includes rationalization charges of $0.4 million, $0.8 million, $1.5 million, $6.4 million and $12.7 million in 2019, 2018, 2017, 2016 and 2015, respectively.

(i)	Depreciation and amortization excludes amortization of debt discount and issuance costs.

(j)
In 2016, we retrospectively adopted new accounting guidance regarding certain classifications on the statement of cash flows related to excess tax benefits and shares repurchased from employees for tax withholding purposes. As a result, net cash provided by operating activities was increased by $0.3 million in 2015 and net cash (used in) provided by financing activities was decreased by $0.3 million in 2015.

(k)
In 2019, we adopted new accounting guidance requiring us to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases. As a result, total assets and total liabilities increased by $186.8 million and $195.2 million in 2019, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2019. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.
GENERAL
We are a leading manufacturer of rigid packaging for consumer goods products. We currently produce steel and aluminum containers for human and pet food and general line products; metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products; and custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products. We are a leading manufacturer of metal containers in North America and Europe, the largest manufacturer of metal food containers in North America with a unit volume market share in the United States for the year ended December 31, 2019 of slightly more than half of the market, a leading worldwide manufacturer of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products, and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets.
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
We are a leading manufacturer of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past 30 years, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé, Dial, Del Monte, Birds Eye, Campbell, Pacific Coast and Purina Steel Can reflect this trend. We estimate that approximately nine percent of the market for metal food containers in the United States is still served by self-manufacturers. In addition, the metal food container market in North America has been relatively flat during this period, despite losing market share as a result of more dining out, fresh produce and competing materials. However, we increased our share of the market for metal food containers in the United States primarily through acquisitions and growth with existing customers, and we have enhanced our business by focusing on providing customers with high levels of quality and service and value-added features such as our Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. In 2019, approximately 70 percent of our metal food containers sold had an easy-open end. We anticipate that the market for metal food containers will be relatively flat in the future, but will continue to increase for certain markets such as pet food. We have further enhanced our metal container business through optimization measures, which included a new manufacturing facility in the United States that was completed in 2016. This new metal food container manufacturing facility allowed us to better optimize the logistical footprint of our metal container business in North America and to further reduce costs of our metal container business. Additionally, in 2018 we commercialized a smaller, near-site manufacturing facility in the United States to support growth of certain customers.
With our acquisitions of our closures operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of metal and plastic closures and dispensing systems for food, beverage, health care, garden, personal care, home and beauty products. In 2017, we broadened our closures portfolio to include dispensing systems with our acquisition of SDS. Since 2003, following our acquisition of the White Cap closures operations in the United States, net sales of our closures business have increased sevenfold to $1.41 billion in 2019 as a result of acquisitions and internal growth. We may pursue further consolidation opportunities in the closures markets in which we operate, including in dispensing systems, or in adjacent closures markets, such as our proposed acquisition of the Albéa Dispensing Business. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic closures and dispensing systems.
We have improved the market position of our plastic container business since 1987, with net sales increasing sevenfold to $611.1 million in 2019. We achieved this improved market position primarily through strategic acquisitions as well as through internal growth. In 2016, we completed the construction of two new plastic container manufacturing facilities in the United States, including a near-site facility to a major customer and another facility to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business. Additionally, in 2018 we commercialized a new thermoformed plastic container manufacturing facility in the United States in support of continued growth. The plastic container market of the consumer goods packaging industry continues to be highly fragmented, with growth rates in excess of population expansion due to substitution of plastic for other materials. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy.
OPERATING PERFORMANCE
We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions and the optimization of our manufacturing facilities footprints. Our acquisitions and investments have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. From 2015, we have closed six metal container manufacturing facilities, two closures manufacturing facilities and three plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. In 2019, we initiated a multi-year footprint optimization plan in our metal container business in the U.S. to reduce capacity and continue to drive cost reductions, which includes the likely shutdown of six metal container manufacturing facilities over a three year period. As part of this plan, we shut down two metal container manufacturing facilities in the fourth quarter of 2019.
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
Historically, we have been successful in renewing our multi-year supply arrangements with our customers. We estimate that in 2020 approximately 90 percent of our projected metal container sales and a majority of our projected closures and plastic containers sales will be under multi-year arrangements.
Many of our multi-year customer supply arrangements generally provide for the pass through of changes in raw material, labor and other manufacturing costs, thereby significantly reducing the exposure of our results of operations to the volatility of these costs. Our metal container and metal closure supply agreements with our customers provide for the pass through of changes in our metal costs. For our metal container and metal closure customers without long-term contracts, we have also generally changed prices to pass through changes in our metal costs. Our plastic closure, dispensing systems and plastic container supply agreements with our customers provide for the pass through of changes in our resin costs, subject in many cases to a lag in the timing of such pass through. For our plastic closure, dispensing systems and plastic container customers without long-term contracts, we have also generally passed through changes in our resin costs.
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
USE OF CAPITAL
Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In February 2017, we issued $300 million of the 4¾% Notes and €650 million of the 3¼% Notes. We used the net proceeds from the 4¾% Notes to prepay a portion of our outstanding U.S. dollar term loans and repay a portion of our outstanding revolving loans under our 2014 Credit Facility. We used the net proceeds from the 3¼% Notes to prepay all outstanding Euro term loans and repay all remaining outstanding revolving loans under our 2014 Credit Facility, to repay certain foreign bank revolving and term loans of certain of our non-U.S. subsidiaries and to redeem $220 million of our outstanding 5% Notes. In March 2017, we refinanced our 2014 Credit Facility and entered into our Credit Agreement, which extended the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. In May 2018, we entered into an amendment to our Credit Agreement which further extended maturity dates, lowered the margin on borrowings thereunder and provides additional flexibility with regard to our strategic initiatives. Our Credit Agreement provides us with revolving loans, consisting of a multicurrency revolving loan facility of approximately $1.19 billion and a Canadian revolving loan facility of Cdn $15.0 million. Additionally, our Credit Agreement provided us with term loans, consisting of (i) U.S. $800 million of term loans designated U.S. A term loans, which were used to fund a portion of the purchase price for SDS, and (ii) Cdn $45.5 million of term loans designated Canadian A term loans. In April 2017, we funded the purchase price for SDS with term and revolving loan borrowings under our Credit Agreement in the aggregate amount of $1,023.8 million. In April 2018, we redeemed all of our remaining outstanding 5% Notes ($280.0 million aggregate principal amount) with revolving loan borrowings under our Credit Agreement and cash on hand. In August 2019, we redeemed all $300 million aggregate principal amount of our outstanding 5½% Notes with revolving loan borrowings under our Credit Agreement and cash on hand. In November 2019, we issued $400 million aggregate principal amount of our 4⅛% Notes, and used the net proceeds therefrom to repay outstanding revolving loans under our Credit Agreement, including revolving loans used to redeem the 5½% Notes. You should also read Notes 3, 9 and 19 to our Consolidated Financial Statements for the year ended December 31, 2019 included elsewhere in this Annual Report.
To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under our Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2019, we had $692.6 million of indebtedness, or approximately 31 percent of our total outstanding indebtedness, which bore interest at floating rates. Over the course of the year, we also borrow revolving loans under our revolving loan facilities which bear interest at floating rates to fund our seasonal working capital needs. Accordingly, during 2019 our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was approximately 50 percent of our total outstanding indebtedness. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2019 included elsewhere in this Annual Report for information regarding our interest rate swap agreements.

In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2019, 2018 and 2017, our aggregate interest and other debt expense before loss on early extinguishment of debt as a percentage of our income before interest and income taxes was 29.4 percent, 28.2 percent and 30.9 percent, respectively.
RESULTS OF OPERATIONS
The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2019 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2019	2018	2017
Operating Data:
Net sales:
Metal containers	55.1%	53.5%	55.7%
Closures	31.3	32.7	30.5
Plastic containers	13.6	13.8	13.8
Consolidated	100.0	100.0	100.0
Cost of goods sold	84.1	84.5	84.5
Gross profit	15.9	15.5	15.5
Selling, general and administrative expenses	7.0	6.9	7.5
Rationalization charges	1.3	0.1	0.1
Other pension and postretirement income	(0.4)	(0.8)	(0.8)
Income before interest and income taxes	8.0	9.3	8.7
Interest and other debt expense	2.4	2.7	2.8
Income before income taxes	5.6	6.6	5.9
Provision (benefit) for income taxes	1.3	1.6	(0.7)
Net income	4.3%	5.0%	6.6%
Summary results for our business segments for the years ended December 31, 2019, 2018 and 2017 are provided below.

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Net sales:
Metal containers	$2,473.2	$2,378.0	$2,278.1
Closures	1,405.6	1,456.8	1,246.7
Plastic containers	611.1	614.1	565.1
Consolidated	$4,489.9	$4,448.9	$4,089.9
Segment income:
Metal containers(1)	$160.0	$198.8	$230.2
Closures(2)	173.5	189.9	142.0
Plastic containers(3)	48.9	42.6	27.8
Corporate(4)	(22.9)	(19.2)	(43.0)
Consolidated	$359.5	$412.1	$357.0
______________________

(1)	Includes rationalization charges of $49.4 million, $5.3 million and $3.3 million in 2019, 2018 and 2017, respectively.

(2)	Includes rationalization charges of $6.5 million, $0.2 million and $1.0 million in 2019, 2018 and 2017, respectively.

(3)	Includes rationalization charges of $0.4 million, $0.8 million and $1.5 million in 2019, 2018 and 2017, respectively.

(4)	Includes costs attributed to announced acquisitions of $1.8 million and $24.7 million in 2019 and 2017, respectively.

YEAR ENDED DECEMBER 31, 2019 COMPARED WITH YEAR ENDED DECEMBER 31, 2018
Overview. Consolidated net sales were $4.49 billion in 2019, representing an 0.9 percent increase as compared to 2018 primarily as a result of the pass through of higher raw material and other manufacturing costs in the metal container business and higher volumes in the plastic container business, partially offset by the impact of unfavorable foreign currency translation, lower unit volumes and a less favorable mix of products sold in the metal container and closures businesses and the pass through of lower raw material costs in the plastic container and closures businesses. Income before interest and income taxes for 2019 decreased by $52.6 million, or 12.8 percent, as compared to 2018 primarily as a result of $50.0 million of higher rationalization charges incurred principally in connection with the announced footprint optimization plan for the metal container business and the resulting withdrawal from the Central States Pension Plan, lower pension income, lower unit volumes and a less favorable mix of products sold in the metal container and closures businesses, the impact of unfavorable foreign currency translation and costs attributed to announced acquisitions. These decreases were partially offset by production efficiencies, lower manufacturing costs, higher volumes in the plastic container business, the favorable impact from the lagged pass through to customers of lower resin costs in the closures business as compared to an unfavorable impact from higher resin costs in the prior year and the prior year unfavorable impact of costs associated with the start-up of a new manufacturing facility in the plastic container business. Rationalization charges were $56.3 million and $6.3 million for the years ended 2019 and 2018, respectively. Results for 2019 and 2018 also included other pension and post retirement income of $17.8 million and $37.0 million, respectively, and a loss on early extinguishment of debt of $1.7 million and $2.5 million, respectively. Net income in 2019 was $193.8 million as compared to $224.0 million in 2018.
Net Sales. The $41.0 million increase in consolidated net sales in 2019 as compared to 2018 was due to higher net sales in the metal container business, partially offset by a decrease in net sales in the closures and plastic container businesses.
Net sales for the metal container business increased $95.2 million, or 4.0 percent, in 2019 as compared to 2018. This increase was primarily a result of the pass through of higher raw material and other manufacturing costs, partially offset by lower unit volumes of approximately one percent, the impact of unfavorable foreign currency translation of approximately $16 million and a less favorable mix of products sold. The decrease in unit volumes was primarily due to the unfavorable impact in the current year period of the fourth quarter 2018 pre-buy of products by customers in anticipation of significant metal inflation in 2019 and lower volumes with fruit and vegetable pack customers, partially offset by continued growth in pet food volumes as well as higher volumes for soup.
Net sales for the closures business in 2019 decreased $51.2 million, or 3.5 percent, as compared to 2018. This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $34 million, the pass through of net lower raw material costs, a less favorable mix of products sold and lower unit volumes of approximately one percent. The decrease in unit volumes was principally the result of weakness in food markets largely due to lower fruit and vegetable pack yields and the unfavorable impact in the current year period of the fourth quarter 2018 pre-buy of products by customers in anticipation of significant metal inflation in 2019, partially offset by higher dispensing systems unit volumes.
Net sales for the plastic container business in 2019 decreased $3.0 million, or 0.5 percent, as compared to 2018. This decrease was principally due to the pass through of lower raw material costs and the impact of unfavorable foreign currency translation of approximately $3 million, partially offset by higher volumes of approximately two percent.
Gross Profit. Gross profit margin increased 0.4 percentage points to 15.9 percent in 2019 as compared to 15.5 percent in 2018 for the reasons discussed below in "Income before Interest and Income Taxes."
Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.1 percentage points to 7.0 percent for 2019 as compared to 6.9 percent in 2018. Selling, general and administrative expenses increased $7.3 million in 2019 as compared to 2018 primarily due to inflation in compensation and other costs and $1.8 million of costs attributed to announced acquisitions.
Income before Interest and Income Taxes. Income before interest and income taxes for 2019 decreased by $52.6 million as compared to 2018, and margin decreased to 8.0 percent from 9.3 percent over the same periods. The decrease in segment income was primarily the result of higher rationalization charges, lower segment income in the closures business and costs in 2019 attributed to announced acquisitions, partially offset by higher segment income in the plastic container business. Segment income in 2019 and 2018 included rationalization charges of $56.3 million and $6.3 million, respectively.
Segment income of the metal container business for 2019 decreased $38.8 million as compared to 2018, and segment income margin decreased to 6.5 percent from 8.4 percent over the same periods. The decrease in segment income and segment income margin was primarily attributable to $44.1 million of higher rationalization charges, lower pension income, lower unit volumes and a less favorable mix of products sold. These decreases were partially offset by production efficiencies in the U.S. due in part to the favorable impact from increased production levels during the current year. Rationalization charges in 2019 of $49.4 million were incurred primarily in connection with the previously announced footprint optimization plan and the resulting withdrawal from the Central States Pension Plan. Rationalization charges were $5.3 million in 2018.
Segment income of the closures business for 2019 decreased $16.4 million as compared to 2018, and segment income margin decreased to 12.3 percent from 13.0 percent over the same periods. The decrease in segment income was primarily due to an increase in rationalization charges of $6.3 million principally related to the previously announced shutdown of a metal closures manufacturing facility in Spain, lower pension income, the impact of unfavorable foreign currency translation, a less favorable mix of products sold and lower unit volumes, partially offset by lower manufacturing costs and the favorable impact from the lagged pass through to customers of lower resin costs in the current year as compared to an unfavorable impact from higher resin costs in the prior year.
Segment income of the plastic container business for 2019 increased $6.3 million as compared to 2018, and segment income margin increased to 8.0 percent from 6.9 percent over the same periods. The increase in segment income was primarily attributable to higher volumes, lower manufacturing costs, the prior year unfavorable impact of costs associated with the start-up of the new manufacturing facility in Fort Smith, Arkansas and a more favorable mix of products sold, partially offset by lower pension income.
Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2019 was $105.7 million, a decrease of $10.6 million as compared to $116.3 million for 2018 due primarily to lower average outstanding borrowings as a result of the repayment of debt at the end of 2018, lower weighted average interest rates due in part to the redemption on August 1, 2019 of all outstanding 5½% Notes and the impact of favorable foreign currency translation. Loss on early extinguishment of debt of $1.7 million in 2019 was a result of the redemption of all outstanding 5½% Notes in August 2019. Loss on early extinguishment of debt of $2.5 million in 2018 was the result of the redemption of all remaining outstanding 5% Notes in April 2018 and the amendment to our Credit Agreement in May 2018.
Provision for Income Taxes. The effective tax rates for 2019 and 2018 were 23.1 percent and 23.6 percent.
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
On November 12, 2019, we issued $400 million aggregate principal amount of our 4⅛% Notes, and used the net proceeds therefrom to repay outstanding revolving loans under our Credit Agreement, including revolving loans used to redeem the 5½% Notes.
On August 1, 2019, we redeemed all $300 million aggregate principal amount of our outstanding 5½% Notes at a redemption price of 100 percent of their principal amount plus accrued and unpaid interest up to the redemption date. We funded this redemption with revolving loan borrowings under our Credit Agreement and cash on hand. As a result of this redemption, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.7 million in 2019 for the write-off of unamortized debt issuance costs.
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
You should also read Notes 9 and 19 to our Consolidated Financial Statements for the year ended December 31, 2019 included elsewhere in this Annual Report with regard to our debt.
In 2019, we used cash provided by operating activities of $507.3 million and proceeds of $400.0 million from the issuance of the 4⅛% Notes to fund repayments of long-term debt of $359.4 million, net capital expenditures and other investing activities of $230.1 million, net repayments of revolving loans of $98.2 million, dividends paid on our common stock of $50.8 million, repurchases of our common stock of $27.6 million, decreases in outstanding checks of $4.7 million and debt issuance costs of $4.8 million and to increase cash and cash equivalents (including the negative effect of exchange rate changes of $0.7 million) by $131.0 million.
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
At December 31, 2019, we had $2,258.9 million of total consolidated indebtedness and cash and cash equivalents on hand of $203.8 million. In addition, at December 31, 2019, we had outstanding letters of credit of $15.4 million and no outstanding revolving loan borrowings under our Credit Agreement.

Under our Credit Agreement, we have available to us $1.19 billion of revolving loans under a multicurrency revolving loan facility and Cdn $15.0 million under a Canadian revolving loan facility. Revolving loans under our Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and refinancing of other debt. Revolving loans may be borrowed, repaid and reborrowed under the revolving loan facilities from time to time until March 24, 2023. At December 31, 2019, after taking into account outstanding letters of credit of $15.4 million, borrowings available under the revolving loan facilities of our Credit Agreement were $1.17 billion and Cdn $15.0 million. Under our Credit Agreement, we also have available to us an uncommitted multicurrency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided in our Credit Agreement), and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness. In conjunction with the Offer to purchase the Albéa Dispensing Business, we obtained the Committed Financing, and we expect to fund the purchase price for the proposed acquisition of the Albéa Dispensing Business from a combination of borrowings under our Credit Agreement, including the Committed Financing, and cash on hand. You should also read Notes 9 and 19 to our Consolidated Financial Statements for the year ended December 31, 2019 included elsewhere in this Annual Report.
On February 26, 2020, we issued (i) an additional $200 million aggregate principal amount of the 4⅛% Notes at 99.5 percent of their principal amount, plus accrued and unpaid interest from November 12, 2019, and (ii) €500 million aggregate principal amount of the 2¼% Notes at 100 percent of their principal amount. We used the net proceeds from the sale of the additional 4⅛% Notes and the 2¼% Notes to prepay most of our outstanding U.S. A term loans under our Credit Agreement.
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
We have entered into various supply chain financing arrangements with financial intermediaries pursuant to which (i) we sell receivables of certain customers without recourse to such financial intermediaries and pursuant to such arrangements accelerate payment in respect of such receivables sooner than provided in the applicable supply agreements with such customers and (ii) we have effectively extended our payment terms on certain of our payables. For 2019, as a result of such supply chain financing arrangements, we reduced our days sales outstanding by approximately nine days and extended our days purchases payable outstanding by approximately twenty-three days, effectively reducing our net working capital and our financing requirements for our working capital. If such supply chain financing arrangements ended, our net working capital would likely increase, and it would be necessary for us to finance such net working capital increase using cash on hand or revolving loans under our Credit Agreement or other indebtedness.
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
On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021. Pursuant to this authorization, we repurchased an aggregate of 407,540 shares of our common stock in 2019 at an average price per share of $29.70, for a total purchase price of $12.1 million. In 2018 we repurchased a total of 188,300 shares of our common stock at an average price per share of $25.31, for a total purchase price of $4.8 million. In 2016, pursuant to this authorization and the remaining amount from a prior authorization, we repurchased a total of 294,930 shares of our common stock at an average price per share of $24.40, for a total purchase price of $7.2 million. Accordingly, at December 31, 2019, we had approximately $112.5 million remaining for the repurchase of our common stock under the October 17, 2016 Board of Directors authorization.
In addition to our operating cash needs and excluding any impact from acquisitions, (including the proposed acquisition of the Albéa Dispensing Business), we believe our cash requirements over the next few years will consist primarily of:

•
capital expenditures of approximately $200 million in 2020, and thereafter annual capital expenditures of approximately $175 million to $200 million which may increase as a result of specific growth or specific cost savings projects;

•
principal payments of bank term loans and revolving loans under our Credit Agreement and other outstanding debt agreements and obligations of $27.9 million in 2020, $3.3 million in 2021, $13.5 million in 2024, and $2,180.9 million thereafter, which amounts do not give effect to the issuance by us on February 26, 2020 of the additional 4⅛% Notes and the 2¼% Notes and the use of the net proceeds therefrom, except that the maturities of the U.S. A term loans under our Credit Agreement which were prepaid with such net proceeds were extended for the purposes of this paragraph to 2028 to match the maturities of the additional 4⅛% Notes and the 2¼% Notes;

•	cash payments for quarterly dividends on our common stock as approved by our Board of Directors;

•
annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2019 were not significant);

•
our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and term loans under our Credit Agreement, which bear fluctuating rates of interest, the 4¾% Notes, the 3¼% Notes, the 4⅛% Notes and the 2¼% Notes;

•	payments of approximately $75 million to $95 million for federal, state and foreign tax liabilities in 2020, which may increase annually thereafter; and

•	payments for pension benefit plan contributions, which are not expected to be significant based on the fact that our domestic pension plans were more than 100 percent funded at December 31, 2019.
We believe that cash generated from operations and funds from borrowings available under our Credit Agreement will be sufficient to meet our expected operating needs, planned capital expenditures, debt service requirements (both principal and interest), tax obligations, pension benefit plan contributions, share repurchases required under our Amended and Restated 2004 Stock Incentive Plan and common stock dividends for the foreseeable future. We continue to evaluate acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisition, including the proposed acquisition of the Albéa Dispensing Business.
Our Credit Agreement contains restrictive covenants that, among other things, limit our ability to incur debt, sell assets and engage in certain transactions. The indentures governing the 4¾% Notes and the 3¼% Notes, the 4⅛% Notes and the 2¼% Notes contain certain covenants that restrict our ability to create liens, engage in sale and leaseback transactions, issue guarantees and consolidate, merge or sell assets. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2020 with all of these covenants.

CONTRACTUAL OBLIGATIONS
Our contractual cash obligations at December 31, 2019 are provided below and do not give effect to the issuance by us on February 26, 2020 of the additional 4⅛% Notes and the 2¼% Notes and the use of the net proceeds therefrom:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations(1)	$2,225.6	$27.9	$3.3	$13.5	$2,180.9
Interest on fixed rate debt(1)	331.3	54.6	109.0	108.9	58.8
Interest on variable rate debt(1)(2)	209.3	28.8	54.9	47.4	78.2
Operating lease obligations(3)	241.2	46.3	72.2	47.8	74.9
Finance lease obligations(3)	38.9	3.3	6.1	29.5	—
Purchase obligations(4)	34.0	34.0	—	—	—
Other postretirement benefit obligations(5)	14.3	1.8	3.2	2.9	6.4
Total(6)	$3,094.6	$196.7	$248.7	$250.0	$2,399.2
 ______________________

(1)
These amounts do not give effect to the issuance by us on February 26, 2020 of the additional 4⅛% Notes and the 2¼% Notes and the use of the net proceeds therefrom, except that the maturities of the U.S. A term loans under our Credit Agreement which were prepaid with such net proceeds were extended for purposes of the table above to match the maturities of the additional 4⅛% Notes and the 2¼% Notes. See "-Capital Resources and Liquidity."

(2)
These amounts represent expected cash payments of interest on our variable rate long-term debt under our Credit Agreement, after taking into consideration our interest rate swap agreements, at prevailing interest rates and foreign currency exchange rates at December 31, 2019.

(3)	Operating and finance lease obligations include imputed interest.

(4)	Purchase obligations represent commitments for capital expenditures of $34.0 million. Obligations that are cancelable without penalty are excluded.

(5)	Other postretirement benefit obligations have been actuarially determined through the year 2029.

(6)	Based on current legislation and the current funded status of our domestic pension benefit plans, there are no significant minimum required contributions to our pension benefit plans in 2020.
At December 31, 2019, we also had outstanding letters of credit of $15.4 million that were issued under our Credit Agreement.
You should also read Notes 9, 10, 11, 12 and 19 to our Consolidated Financial Statements for the year ended December 31, 2019 included elsewhere in this Annual Report.
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
Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2019, we had $2,258.9 million of indebtedness outstanding, of which $792.6 million bore interest at floating rates. Historically, we have entered into interest rate swap agreements to mitigate the effect of interest rate fluctuations. During 2018, we entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, that are effective in 2019 and mature in 2023. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.
RATIONALIZATION CHARGES
In June 2019, we announced a footprint optimization plan for our metal container business, which included the closing of our metal container manufacturing facilities in Mt. Vernon, Missouri and Waupun, Wisconsin in the fourth quarter of 2019. These plant closings, in conjunction with the prior ratification of a new labor agreement at our Menomonee Falls, Wisconsin metal container manufacturing facility that provided for the withdrawal for that facility from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, will result in our complete withdrawal from the Central States Pension Plan. We estimate net rationalization charges for this plan of $3.7 million for the plant closings and $60.6 million for the withdrawal from the Central States Pension Plan. We recorded total rationalization charges for this plan of $46.2 million for the year ended December 31, 2019 largely to recognize the present value of the estimated withdrawal liability related to the Central States Pension Plan. Remaining expenses and cash expenditures for the plant closings are not expected to be significant. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.1 million per year and be recognized annually for the next twenty years, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually for the next twenty years, beginning in 2020. Although the annual payments for such withdrawal liability will be somewhat higher than our annual funding requirements to the Central States Pension Plan prior to our withdrawal, such increase will not be significant.
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $8.7 million, $2.2 million and $3.6 million in 2019, 2018 and 2017, respectively. Exclusive of the footprint optimization plan for our metal container business and withdrawal from the Central States Pension Plan as discussed above, additional cash spending under our rationalization plans of approximately $4.1 million is expected through 2023. You should also read Note 4 to our Consolidated Financial Statements for the year ended December 31, 2019 included elsewhere in this Annual Report.
CRITICAL ACCOUNTING POLICIES
U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for pension expense and obligations, rationalization charges, income taxes and acquisition reserves and testing goodwill and other intangible assets with indefinite lives for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2019 and the accompanying notes included elsewhere in this Annual Report.
Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension benefit plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense, while an increase in the discount rate decreases the present value of benefit obligations and decreases pension expense. A 25 basis point change in the discount rate would have a countervailing impact on our annual pension expense by approximately $2.4 million. For 2019, we decreased our domestic discount rate to 3.4 percent from 4.5 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension benefit plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 25 basis point change in the expected long-term rate of return on plan assets would have a countervailing impact on our annual pension expense by approximately $2.2 million. Our expected long-term rate of return on plan assets will remain at 8.5 percent in 2020.

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
Goodwill and other intangible assets with indefinite lives are reviewed for impairment each year and more frequently if circumstances indicate a possible impairment. Our tests for goodwill impairment require us to make certain assumptions to determine the fair value of our reporting units. In 2019, we calculated the fair value of our reporting units using the market approach, which required us to estimate future expected earnings before interest, income taxes, depreciation and amortization, or EBITDA, and estimate EBITDA market multiples using publicly available information for each of our reporting units. Developing these assumptions requires the use of significant judgment and estimates. Actual results may differ from these forecasts. If an impairment were to be identified, it could result in additional expense recorded in our consolidated statements of income.

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
NEW ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board, or the FASB, issued an accounting standards update, or ASU, that amends the guidance on the accounting for credit losses on financial instruments. This new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables. This new standard is effective for the Company on January 1, 2020. We do not expect that this new standard will have a material impact on our financial position, results of operations or cash flows.
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
The discussion in our “Risk Factors” and our “Management’s Discussion and Analysis of Results of Operations and Financial Condition” sections highlight some of the more important risks identified by our management, but should not be assumed to be the only factors that could affect future performance. Other factors that could cause the actual results of our operations or our financial condition to differ from those expressed or implied in these forward-looking statements include, but are not necessarily limited to, our ability to satisfy our obligations under our contracts; the impact of customer claims and disputes; compliance by our suppliers with the terms of our arrangements with them; changes in consumer preferences for different packaging products; changes in general economic conditions; the idling or loss of one or more of our significant manufacturing facilities; our ability to finance any increase in our net working capital in the event that our supply chain financing arrangements end; the adoption of, or changes in, new accounting standards or interpretations; changes in tax rates in any jurisdiction where we conduct business; and other factors described elsewhere in this Annual Report or in our other filings with the SEC.
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
INTEREST RATE RISK
Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2019, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 50 percent of our average outstanding total debt. At December 31, 2019, our outstanding variable rate debt, after taking into account interest rate swap agreements, was approximately 31 percent of our outstanding total debt. Over the course of the year, we also borrow revolving loans under our revolving loan facilities which bear interest at variable rates to fund our seasonal working capital needs. From time to time, we manage a portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. During 2018, we entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, that became effective in 2019 and mature in 2023. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We entered into these agreements with banks under our Credit Agreement, and our obligations under these agreements were guaranteed and secured on a pari passu basis with our obligations under our Credit Agreement. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. You should also read Notes 9, 10 and 19 to our Consolidated Financial Statements for the year ended December 31, 2019 included elsewhere in this Annual Report.
Based on the average outstanding amount of our variable rate indebtedness in 2019, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2019 interest expense by an aggregate of approximately $13.1 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2019.
FOREIGN CURRENCY EXCHANGE RATE RISK
Currently, we conduct a portion of our manufacturing and sales activity outside the United States, primarily in Europe. In an effort to minimize foreign currency exchange risk, we have financed our acquisitions of our European operations primarily with borrowings denominated in Euros. We also have operations in Canada, Mexico, Asia and South America that are not considered significant to our consolidated financial statements. Where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. In addition, we are exposed to gains and losses from limited transactions of our operations denominated in a currency other than the functional currency of such operations. We are also exposed to possible losses in the event of a currency devaluation in any of the foreign countries where we have operations. We generally do not utilize external derivative financial instruments to manage our foreign currency risk. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2019 included elsewhere in this Annual Report.
COMMODITY PRICING RISK

We purchase raw materials for our products such as metal and resins. These raw materials are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these raw materials due to our ability to pass on price changes to our customers.
We also purchase commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. The total fair value of our natural gas swap agreements in effect at December 31, 2019 and 2018 and during such years was not significant. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2019 included elsewhere in this Annual Report.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, our independent registered public accounting firm, and Ernst & Young LLP has issued an attestation report on our internal control over financial reporting which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SILGAN HOLDINGS INC.
OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Silgan Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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
DEFINITION AND LIMITATIONS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
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
March 2, 2020
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2020.
ITEM 11. EXECUTIVE COMPENSATION.
The information with respect to executive compensation required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2020.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2020.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2020.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
FINANCIAL STATEMENTS:

SCHEDULE:

II.	Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017	F-41
All other financial statement schedules not listed have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS:

Exhibit Number	Description
2.1
Offer, dated January 27, 2020 by and between Silgan Holdings Inc., on behalf of itself and certain subsidiaries listed therein, and Twist Beauty Packaging, S.A.S., on behalf of itself and certain subsidiaries listed therein. (incorporated by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, dated January 27, 2020, Commission File No. 000-22117)

3.1
Amended and Restated Certificate of Incorporation of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K, dated June 13, 2006, Commission File No. 000-22117).

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

4.2	Form of Silgan Holdings Inc. 4¾% Senior Note due 2025 (incorporated by reference to Exhibit 4.2 filed with our Current Report on Form 8-K, dated February 17, 2017, Commission File No. 000-22117).

4.3	Form of Silgan Holdings Inc. 3¼% Senior Note due 2025 (incorporated by reference to Exhibit 4.3 filed with our Current Report on Form 8-K, dated February 17, 2017, Commission File No. 000-22117).

4.4
Indenture, dated as of November 12, 2019, with respect to the 4⅛% Senior Notes due 2028, by and among Silgan Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K, dated November 12, 2019, Commission File No. 000-22117).

4.5	Form of Silgan Holdings Inc. 4⅛% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 filed with our Current Report on Form 8-K, dated November 12, 2019, Commission File No. 000-22117).

Exhibit Number	Description
4.6
Registration Rights Agreement, dated November 12, 2019, among Silgan Holdings Inc., BofA Securities, Inc., Wells Fargo Securities, LLC, Mizuho Securities USA LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, SMBC Nikko Securities America, Inc., Rabo Securities USA, Inc., TD Securities (USA) LLC, Capital One Securities, Inc., BMO Capital Markets Corp., CIBC World Markets Corp., UniCredit Capital Markets LLC, PNC Capital Markets LLC, MUFG Securities Americas Inc. and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.3 filed with our Current Report on Form 8-K, dated November 12, 2019, Commission File No. 000-22117)

4.7
Supplemental Indenture, dated as of February 26, 2020, with respect to the 4⅛% Senior Notes due 2028, by and among Silgan Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 filed with our Current Report on Form 8-K, dated February 26, 2020, Commission File No. 000-22117).

4.8
Indenture, dated as of February 26, 2020, with respect to the 2¼% Senior Notes due 2028, by and among Silgan Holdings Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent in respect of the 2¼% Senior Notes due 2028, and Elavon Financial Services DAC, as registrar and transfer agent in respect of the 2¼% Senior Notes due 2028 (incorporated by reference to Exhibit 4.4 filed with our Current Report on Form 8-K, dated February 26, 2020, Commission File No. 000-22117).

4.9	Form of Silgan Holdings Inc. 2¼% Senior Note due 2028 (incorporated by reference to Exhibit 4.5 filed with our Current Report on Form 8-K, dated February 26, 2020, Commission File No. 000-22117).

4.10
Registration Rights Agreement, dated February 26, 2020, among Silgan Holdings Inc., BofA Securities, Inc., as representative of the Dollar Initial Purchasers, and Merrill Lynch International, Wells Fargo Securities International Limited, Mizuho International plc, J.P. Morgan Securities plc, SMBC Nikko Capital Markets Limited, Goldman Sachs & Co. LLC, Coöperatieve Rabobank U.A., TD Securities (USA) LLC, BMO Capital Markets Corp., Capital One Securities, Inc., MUFG Securities EMEA plc, UniCredit Bank AG, CIBC World Markets Corp., PNC Capital Markets LLC, DZ Financial Markets LLC and Raiffeisen Bank International AG as Euro Initial Purchasers (incorporated by reference to Exhibit 4.6 filed with our Current Report on Form 8-K, dated February 26, 2020, Commission File No. 000-22117)

*4.11	Description of Securities

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

+10.11
Amendment to the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, Commission File No. 000-22117).

+10.12
Form of Option Agreement (Employee) under the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.13
Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.14
Form of Restricted Stock Unit Agreement (Director) under the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 000-22117).

+10.15
Silgan Containers Corporation Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.4 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.16
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
+10.19
Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, Commission File No. 000-22117).

10.20
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

10.21
Purchase Agreement dated November 4, 2019 among Silgan Holdings Inc. and BofA Securities, Inc., as the representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10,1 filed with our Current Report on Form 8-K, dated November 4, 2019, Commission File No. 000-22117)

10.22
Purchase Agreement dated February 19, 2020 among Silgan Holdings Inc. and BofA Securities, Inc. and Merrill Lynch International, on behalf of themselves and as representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated February 20, 2020, Commission File No. 000-22117)

14
Code of Ethics applicable to Silgan Holdings’ principal executive officer(s), principal financial officer, principal accounting officer or controller or persons performing similar functions (incorporated by reference to Exhibit 14 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

*21	Subsidiaries of the Registrant.

*23	Consent of Ernst & Young LLP.

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________________
*Filed herewith.
+ Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILGAN HOLDINGS INC.

Date: March 2, 2020	By:	/s/ Anthony J. Allott
Anthony J. Allott
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. Allott	Chairman of the Board and	March 2, 2020
(Anthony J. Allott)	Chief Executive Officer
(Principal Executive Officer)
/s/ Leigh J. Abramson	Director	March 2, 2020
(Leigh J. Abramson)

/s/ John W. Alden	Director	March 2, 2020
(John W. Alden)

/s/ William T. Donovan	Director	March 2, 2020
(William T. Donovan)

/s/ Kimberly A. Fields	Director	March 2, 2020
(Kimberly A. Fields)

/s/ D. Greg Horrigan	Director	March 2, 2020
(D. Greg Horrigan)

/s/ Joseph M. Jordan	Director	March 2, 2020
(Joseph M. Jordan)

/s/ Brad A. Lich	Director	March 2, 2020
(Brad A. Lich)

/s/ R. Philip Silver	Director	March 2, 2020
(R. Philip Silver)

/s/ Robert B. Lewis	Executive Vice President and	March 2, 2020
(Robert B. Lewis)	Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Silgan Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill

Description of the Matter
At December 31, 2019, the Company’s goodwill was $1.1 billion. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment each year and more frequently if circumstances indicate a possible impairment.

Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units. In particular, the determination of the fair value of the reporting units using the market approach requires management to make significant assumptions related to forecasts of future earnings before interest, income taxes, depreciation and amortization (EBITDA) and the market multiples that are applied to the EBITDA forecast, which are affected by expectations of future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s development and review of the significant assumptions described above.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the methodologies and testing the significant assumptions described above and the completeness and accuracy of the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company's business model, customer base or product mix and other relevant factors would affect the significant assumptions. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In performing our testing, we utilized internal valuation specialists to assist us in evaluating the Company's valuation model and related significant assumptions. In addition, we tested the reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1987
Stamford, Connecticut

March 2, 2020

SILGAN HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018
(Dollars in thousands, except share and per share data)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$203,824	$72,819
Trade accounts receivable, less allowances of $5,485 and $5,095, respectively	504,986	511,332
Inventories	633,005	634,806
Prepaid expenses and other current assets	64,993	71,177
Total current assets	1,406,808	1,290,134
Property, plant and equipment, net	1,570,331	1,517,510
Goodwill	1,142,223	1,148,302
Other intangible assets, net	354,615	383,448
Other assets, net	457,082	239,900
	$4,931,059	$4,579,294
Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$29,813	$170,214
Trade accounts payable	727,053	712,739
Accrued payroll and related costs	66,866	68,773
Accrued liabilities	194,797	127,342
Total current liabilities	1,018,529	1,079,068

Long-term debt	2,214,608	2,134,400
Deferred income taxes	254,836	268,036
Other liabilities	419,764	216,525

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value per share; 400,000,000 shares authorized, 175,112,496 shares issued and 110,780,464 and 110,429,596 shares outstanding, respectively)	1,751	1,751
Paid-in capital	289,422	276,062
Retained earnings	2,141,302	1,997,785
Accumulated other comprehensive loss	(259,742)	(268,808)
Treasury stock at cost (64,332,032 and 64,682,900 shares, respectively)	(1,149,411)	(1,125,525)
Total stockholders’ equity	1,023,322	881,265
	$4,931,059	$4,579,294

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2019, 2018 and 2017
(Dollars in thousands, except per share data)

	2019	2018	2017
Net sales	$4,489,927	$4,448,875	$4,089,854
Cost of goods sold (a)	3,776,183	3,759,112	3,455,306
Gross profit	713,744	689,763	634,548
Selling, general and administrative expenses (a)	315,703	308,376	305,173
Rationalization charges	56,351	6,253	5,826
Other pension and postretirement income (a)	(17,796)	(36,966)	(33,441)
Income before interest and income taxes	359,486	412,100	356,990
Interest and other debt expense before loss on early extinguishment of debt	105,674	116,306	110,257
Loss on early extinguishment of debt	1,676	2,493	7,052
Interest and other debt expense	107,350	118,799	117,309
Income before income taxes	252,136	293,301	239,681
Provision (benefit) for income taxes	58,322	69,307	(29,978)
Net income	$193,814	$223,994	$269,659

Basic net income per share	$1.75	$2.03	$2.44
Diluted net income per share	$1.74	$2.01	$2.42
______________________

(a)
Cost of goods sold, selling, general and administrative expenses and other pension and postretirement income include the impact of the Accounting Standards Update issued by the Financial Accounting Standards Board which amended the presentation of net periodic pension and postretirement benefit costs to report certain components, including interest cost, expected return on the plan assets, amortization of prior service cost or credits and actuarial gains and losses, separately. For 2017 these items have been reclassified from cost of goods sold and selling, general and administrative expenses to other pension and postretirement income.

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	2019	2018	2017
Net income	$193,814	$223,994	$269,659
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and net actuarial losses, net of tax (provision) benefit of $(2,540), $16,248 and $3,017, respectively	15,364	(49,644)	(6,293)
Change in fair value of derivatives, net of tax benefit of $683, $283 and $355, respectively	(2,174)	(919)	(613)
Foreign currency translation, net of tax (provision) benefit of $(1,559), $(3,914) and $17,131, respectively	(4,124)	(29,272)	63,874
Other comprehensive income (loss)	9,066	(79,835)	56,968
Comprehensive income	$202,880	$144,159	$326,627

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2019, 2018 and 2017
(Dollars and shares in thousands, except per share data)

	2019	2018	2017
Common stock - shares outstanding
Balance at beginning of period	110,430	110,385	55,051
Net issuance of treasury stock for vested restricted stock units	758	233	192
Two-for-one stock split	—	—	55,142
Repurchases of common stock	(408)	(188)	—
Balance at end of period	110,780	110,430	110,385

Common stock - par value
Balance at beginning of period	$1,751	$1,751	$876
Two-for-one stock split	—	—	875
Balance at end of period	1,751	1,751	1,751
Paid-in capital
Balance at beginning of period	276,062	262,201	249,763
Stock compensation expense	17,078	14,923	14,639
Net issuance of treasury stock for vested restricted stock units	(3,718)	(1,062)	(1,326)
Two-for-one stock split	—	—	(875)
Balance at end of period	289,422	276,062	262,201
Retained earnings
Balance at beginning of period	1,997,785	1,809,845	1,558,594
Net income	193,814	223,994	269,659
Dividends declared on common stock	(49,704)	(45,115)	(40,493)
Adoption of accounting standards update related to leases in 2019, revenue recognition in 2018 and reclassification of certain tax effects in 2017	(593)	9,061	22,085
Balance at end of period	2,141,302	1,997,785	1,809,845
Accumulated other comprehensive loss
Balance at beginning of period	(268,808)	(188,973)	(223,856)
Other comprehensive income (loss)	9,066	(79,835)	56,968
Adoption of accounting standards update related to reclassification of certain tax effects	—	—	(22,085)
Balance at end of period	(259,742)	(268,808)	(188,973)
Treasury stock
Balance at beginning of period	(1,125,525)	(1,118,759)	(1,115,962)
Net issuance of treasury stock for vested restricted stock units	(11,774)	(1,995)	(2,797)
Repurchases of common stock	(12,112)	(4,771)	—
Balance at end of period	(1,149,411)	(1,125,525)	(1,118,759)
Total stockholders' equity	$1,023,322	$881,265	$766,065

Dividends declared on common stock per share	$0.44	$0.40	$0.36

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2019, 2018, and 2017
(Dollars in thousands)

	2019	2018	2017
Cash flows provided by (used in) operating activities:
Net income	$193,814	$223,994	$269,659
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	206,483	191,737	174,062
Amortization of debt issuance costs	3,463	3,774	4,259
Rationalization charges	56,351	6,253	5,826
Stock compensation expense	17,078	14,923	14,639
Loss on early extinguishment of debt	1,676	2,493	7,052
Deferred income tax (benefit) provision	(20,859)	23,740	(114,969)
Other changes that provided (used) cash, net of effects from acquisition:
Trade accounts receivable, net	3,800	516	(37,107)
Inventories	53	20,366	(17,228)
Trade accounts payable	16,453	61,095	84,102
Accrued liabilities	13,950	3,564	4,321
Other, net	15,093	(45,935)	(4,851)
Net cash provided by operating activities	507,355	506,520	389,765
Cash flows provided by (used in) investing activities:
Purchase of business, net of cash acquired	—	—	(1,023,848)
Capital expenditures	(230,944)	(190,973)	(174,429)
Other, net	854	1,051	600
Net cash used in investing activities	(230,090)	(189,922)	(1,197,677)
Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	1,194,120	1,043,370	1,172,079
Repayments under revolving loans	(1,292,280)	(991,006)	(1,316,758)
Changes in outstanding checks – principally vendors	(4,664)	(4,125)	8,851
Proceeds from issuance of long-term debt	400,000	—	1,789,200
Repayments of long-term debt	(359,432)	(286,200)	(755,037)
Debt issuance costs	(4,825)	(3,272)	(16,964)
Dividends paid on common stock	(50,840)	(44,549)	(40,493)
Repurchase of common stock	(27,604)	(7,828)	(4,123)
Net cash (used in) provided by financing activities	(145,525)	(293,610)	836,755

Effect of exchange rate changes on cash and cash equivalents	(735)	(3,702)	—

Cash and cash equivalents:
Net increase	131,005	19,286	28,843
Balance at beginning of year	72,819	53,533	24,690
Balance at end of year	$203,824	$72,819	$53,533

Interest paid, net	$108,798	$118,377	$97,595
Income taxes paid, net of refunds	40,650	47,172	70,239

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

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
December 31, 2019, 2018 and 2017

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
Goodwill and Other Intangible Assets, Net. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that goodwill and other indefinite-lived intangible assets were not impaired in our annual assessment performed during the third quarter. Definite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. Customer relationships have a weighted average life of approximately 20 years. Other definite-lived intangible assets consist primarily of a trade name and technology know-how and have a weighted average life of approximately 7 years.
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
December 31, 2019, 2018 and 2017

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
Recently Adopted Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, that amends the guidance for revenue recognition. This amendment contains principles that require an entity to recognize revenue to depict the transfer of promised goods and services to customers at an amount that an entity expects to be entitled to in exchange for those promised goods or services. We adopted this amendment on January 1, 2018, using the modified retrospective method for all contracts for which performance was not completed as of January 1, 2018. Results for the reporting period beginning January 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted. The adoption of this amendment required us to accelerate the recognition of revenue prior to shipment to certain customers in cases where we produce promised goods with no alternative use to us and for which we have an enforceable right of payment for production completed. As a result of the adoption of this amendment, we increased retained earnings by $9.1 million as of January 1, 2018. The adoption of this amendment did not have a material impact on our financial position, results of operations or cash flows. See Note 2 for further information.

In March 2017, the FASB issued an ASU that amends the presentation of net periodic pension cost and net periodic postretirement benefit cost. This amendment requires an entity to disaggregate the service cost component from the other components of net periodic benefit cost, to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit cost (which include interest cost, expected return on plan assets, amortization of prior service cost or credit and actuarial gains and losses) separately. In addition, capitalization of net periodic benefit cost in assets is limited to the service cost component. We have adopted this amendment as of January 1, 2018. As a result of separately reporting the other components of net periodic benefit cost, we retrospectively increased cost of goods sold by $26.6 million, increased selling, general and administrative expenses by $6.8 million and reported other pension and postretirement income of $33.4 million in our Consolidated Statements of Income for the year ended December 31, 2017, based on amounts previously included in net periodic benefit costs for retirement benefits as disclosed in Note 12. The adoption of this amendment did not have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued an ASU that amends existing guidance for certain leases by lessees. This amendment required us to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. We adopted this amendment on January 1, 2019, using the transition method which allowed us to recognize the effects of applying this amendment as a cumulative effect to retained earnings as of January 1, 2019. We elected certain practical expedients permitted under the transition guidance for this amendment, which did not require us to reassess whether other contracts contain leases and allowed us to carryforward our lease classifications determined under the previous guidance. In addition, we elected to retain our previously determined assumptions concerning options to extend or terminate our leases. As a result of the adoption of this amendment, we recognized additional long-term assets of $160.8 million, additional related lease liabilities of $161.4 million and reduced retained earnings by $0.6 million all on January 1, 2019. The adoption of this amendment did not have a material impact on our results of operations or cash flows. See Note 2 for further information.

Recently Issued Accounting Pronouncements. In June 2016, the FASB issued an ASU that amends the guidance on the accounting for credit losses on financial instruments. This new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables. This new standard is effective for the Company on January 1, 2020. We do not expect that this new standard will have a material impact on our financial position, results of operations or cash flows.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

NOTE 2. REVENUE

The following tables present our revenues disaggregated by reportable business segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenues by business segment were as follows:

	2019	2018	2017
	(Dollars in thousands)
Metal containers	$2,473,214	$2,377,980	$2,278,054
Closures	1,405,611	1,456,799	1,246,669
Plastic containers	611,102	614,096	565,131
	$4,489,927	$4,448,875	$4,089,854

Revenues by geography were as follows:

	2019	2018	2017
	(Dollars in thousands)
North America	$3,593,961	$3,516,045	$3,268,126
Europe and other	895,966	932,830	821,728
	$4,489,927	$4,448,875	$4,089,854

Our contracts generally include standard commercial payment terms generally acceptable in each region. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry. We have no significant obligations for refunds, warranties or similar obligations.

Trade accounts receivable, net are shown separately on our Consolidated Balance Sheet. Contract assets are the result of the timing of revenue recognition, billings and cash collections. Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $71.1 million and $72.5 million as of December 31, 2019 and 2018, respectively. Unbilled receivables are included in trade accounts receivable, net on our Consolidated Balance Sheet.

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
December 31, 2019, 2018 and 2017

NOTE 4. RATIONALIZATION CHARGES
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment for each of the years ended December 31 were as follows:

	2019	2018	2017
	(Dollars in thousands)
Metal containers	$49,425	$5,316	$3,308
Closures	6,562	180	1,042
Plastic containers	364	757	1,476
	$56,351	$6,253	$5,826

In June 2019, we announced a footprint optimization plan for our metal container business, which included the closing of our metal container manufacturing facilities in Mt. Vernon, Missouri and Waupun, Wisconsin in the fourth quarter of 2019. These plant closings, in conjunction with the prior ratification of a new labor agreement at our Menomonee Falls, Wisconsin metal container manufacturing facility that provided for the withdrawal for that facility from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, will result in our complete withdrawal from the Central States Pension Plan. We estimate net rationalization charges for this plan of $3.5 million for the plant closings and $62.0 million for the withdrawal from the Central States Pension Plan. We recorded total rationalization charges for this plan of $46.2 million for the year ended December 31, 2019 largely to recognize the present value of the estimated withdrawal liability related to the Central States Pension Plan. Remaining expenses and cash expenditures for the plant closings are not expected to be significant. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.1 million per year and be recognized annually for the next twenty years, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually for the next twenty years, beginning in 2020. Although the annual payments for such withdrawal liability will be somewhat higher than our annual funding requirements to the Central States Pension Plan prior to our withdrawal, such increase will not be significant.
Rationalization charges for the year ended December 31, 2019 for the closures business were primarily related to the announced shutdown in the first quarter of 2019 of the Torello, Spain metal closures manufacturing facility.

Activity in reserves for our rationalization plans was as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance as of January 1, 2017	$945	$2,426	$—	$3,371
Charged to expense	1,255	1,380	3,191	5,826
Utilized and currency translation	(2,178)	(1,409)	(3,191)	(6,778)
Balance at December 31, 2017	22	2,397	—	2,419
Charged to expense	898	534	4,821	6,253
Utilized and currency translation	(790)	(1,449)	(4,821)	(7,060)
Balance at December 31, 2018	130	1,482	—	1,612
Charged to expense	49,496	1,336	5,519	56,351
Utilized and currency translation	(6,811)	(1,920)	(5,519)	(14,250)
Balance at December 31, 2019	$42,815	$898	$—	$43,713

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

Non-cash asset write-downs were the result of comparing the carrying value of certain production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (see Note 10 for information regarding a Level 3 fair value measurement).

Rationalization reserves as of December 31, 2019 and 2018 were recorded in our Consolidated Balance Sheets as accrued liabilities of $5.0 million and $0.6 million, respectively, and as other liabilities of $38.7 million and $1.0 million, respectively. Exclusive of the footprint optimization plan for our metal container business and the withdrawal from the Central States Pension Plan discussed above, remaining expenses for our rationalization plans of $2.2 million are expected primarily in 2020, and remaining cash expenditures for our rationalization plans of $4.1 million are expected through 2023.
NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at January 1, 2017	$(83,105)	$540	$(141,291)	$(223,856)
Other comprehensive income before reclassifications	(8,486)	(527)	63,874	54,861
Amounts reclassified from accumulated other comprehensive loss	2,193	(86)	—	2,107
Other comprehensive income	(6,293)	(613)	63,874	56,968
Adoption of accounting standards update related to reclassification of certain tax effects	(15,424)	(16)	(6,645)	(22,085)
Balance at December 31, 2017	(104,822)	(89)	(84,062)	(188,973)
Other comprehensive loss before reclassifications	(53,797)	(766)	(33,679)	(88,242)
Amounts reclassified from accumulated other comprehensive loss	4,153	(153)	4,407	8,407
Other comprehensive loss	(49,644)	(919)	(29,272)	(79,835)
Balance at December 31, 2018	(154,466)	(1,008)	(113,334)	(268,808)
Other comprehensive loss before reclassifications	4,895	(2,723)	(4,124)	(1,952)
Amounts reclassified from accumulated other comprehensive loss	10,469	549	—	11,018
Other comprehensive loss	15,364	(2,174)	(4,124)	9,066
Balance at December 31, 2019	$(139,102)	$(3,182)	$(117,458)	$(259,742)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the years ended December 31, 2019, 2018 and 2017 were net (losses) of $(13.7) million, $(5.7) million and $(3.4) million, respectively, excluding an income tax benefit of $3.2 million, $1.5 million and $1.2 million, respectively. These net losses included amortization of net actuarial (losses) of $(15.9) million, $(6.9) million and $(6.5) million for the years ended December 31, 2019, 2018 and 2017, respectively, and amortization of net prior service credit of $2.2 million, $1.2 million and $3.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit credit. See Note 12 for further discussion.
The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the years ended December 31, 2019, 2018 and 2017 were not significant. See Note 10 which includes a discussion of derivative instruments and hedging activities.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

The foreign currency translation component of accumulated other comprehensive loss includes: (i) foreign currency gains (losses) related to translation of year-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. Dollar; (ii) foreign currency (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature; and (iii) foreign currency (losses) gains related to our net investment hedges, net of tax. Foreign currency (losses) gains related to translation of year-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. Dollar for the years ended December 31, 2019, 2018 and 2017 were $(10.3) million, $(47.3) million and $94.7 million, respectively. Foreign currency gains (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2019, 2018 and 2017 were $1.1 million, $5.3 million and $(1.8) million, respectively. Foreign currency gains (losses) related to our net investment hedges for the years ended December 31, 2019, 2018 and 2017 were $6.8 million, $16.6 million and $(46.1) million, respectively, excluding an income tax (provision) benefit of $(1.6) million, $(3.9) million and $17.1 million, respectively. See Note 10 for further discussion.

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
NOTE 6. INVENTORIES
The components of inventories at December 31 were as follows:

	2019	2018
	(Dollars in thousands)
Raw materials	$286,953	$288,860
Work-in-process	134,417	123,574
Finished goods	355,337	335,180
Other	12,793	13,075
	789,500	760,689
Adjustment to value inventory at cost on the LIFO method	(156,495)	(125,883)
	$633,005	$634,806

Inventories include $152.6 million and $169.3 million recorded on the FIFO method at December 31, 2019 and 2018, respectively, and $112.9 million and $120.9 million recorded on the average cost method at December 31, 2019 and 2018, respectively.
NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net at December 31 was as follows:

	2019	2018
	(Dollars in thousands)
Land	$77,233	$73,084
Buildings and improvements	493,035	467,067
Machinery and equipment	3,009,591	2,912,841
Construction in progress	167,635	159,758
	3,747,494	3,612,750
Accumulated depreciation	(2,177,163)	(2,095,240)
	$1,570,331	$1,517,510

Depreciation expense in 2019, 2018 and 2017 was $179.3 million, $164.1 million and $150.5 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill were as follows:

	Metal Containers	Closures	Plastic Containers	Total
	(Dollars in thousands)
Balance at December 31, 2017	$116,916	$826,933	$227,605	$1,171,454
Currency translation	(2,454)	(19,307)	(1,391)	(23,152)
Balance at December 31, 2018	114,462	807,626	226,214	1,148,302
Currency translation	(999)	(5,850)	770	(6,079)
Balance at December 31, 2019	$113,463	$801,776	$226,984	$1,142,223

The components of other intangible assets, net at December 31 were as follows:

	2019		2018
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$422,042	$(116,575)	$423,513	$(94,889)
Other	39,447	(22,439)	40,715	(18,031)
	461,489	(139,014)	464,228	(112,920)
Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—
	$493,629	$(139,014)	$496,368	$(112,920)

Amortization expense in 2019, 2018 and 2017 was $27.1 million, $27.6 million and $23.6 million, respectively. Amortization expense is expected to be $26.5 million, $25.0 million, $24.6 million, $24.5 million and $21.7 million for the years ended December 31, 2020 through 2024, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

NOTE 9. LONG-TERM DEBT
Long-term debt at December 31 was as follows:

	2019	2018
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$—	$—
U.S. term loans	760,000	800,000
Canadian term loans	4,703	22,103
Other foreign bank revolving and term loans	31,127	129,697
Total bank debt	795,830	951,800
5½% Senior Notes	—	300,000
4¾% Senior Notes	300,000	300,000
3¼% Senior Notes	729,755	744,380
4⅛% Senior Notes	400,000	—
Finance leases	33,288	21,543
Total debt - principal	2,258,873	2,317,723
Less unamortized debt issuance costs	14,452	13,109
Total debt	2,244,421	2,304,614
Less current portion	29,813	170,214
	$2,214,608	$2,134,400

AGGREGATE ANNUAL MATURITIES

The aggregate annual maturities of our debt (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date), excluding finance leases, are as follows (dollars in thousands):

2020	$27,877
2021	3,250
2022	—
2023	—
2024	13,547
Thereafter	2,180,911
$2,225,585

At December 31, 2019, the current portion of our long-term debt consisted of $27.9 million of other foreign bank revolving and term loans and $1.9 million of finance leases. As discussed in Note 19, on February 26, 2020, we issued an additional $200 million aggregate principal amount of our 4⅛% Senior Notes due 2028, or the 4⅛% Notes, at 99.5 percent of their principal amount, plus accrued and unpaid interest from November 12, 2019, and €500 million aggregate principal amount of our 2¼% Senior Notes due 2028, or the 2¼% Notes, at 100 percent of their principal amount, and used the net proceeds from such issuances to prepay most of our outstanding U.S. A term loans under the Credit Agreement. Accordingly, aggregate annual maturities of such prepaid U.S. A term loans under the Credit Agreement were extended to 2028 for purposes of the table above to match the maturities of the 4⅛% Notes and the 2¼% Notes.
BANK CREDIT AGREEMENT

On March 24, 2017, we completed an amendment and restatement of our previous senior secured credit facility, which extended the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. On May 30, 2018, we

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

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

During 2019, we repaid $40.0 million of U.S. A term loans and Cdn $24.0 million of Canadian A term loans under the Credit Agreement. The remaining U.S. A term loans and Canadian A term loans, collectively the Term Loans, mature on May 30, 2024, and require principal payments in annual installments as provided in the Credit Agreement.

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

At December 31, 2019, we had borrowings outstanding under the Credit Agreement of $760.0 million of U.S. A term loans and Cdn $6.1 million of Canadian A term loans, totaling U.S. denominated $764.7 million (with non-U.S. denominated amounts translated at exchange rates in effect at such date), and no Revolving Loans outstanding. At December 31, 2018, we had borrowings outstanding under the Credit Agreement of $800.0 million of U.S. A term loans, and Cdn $30.1 million of Canadian A term loans, totaling U.S. denominated $822.1 million (with non-U.S. denominated term loans translated at exchange rates in effect at such date), and no Revolving Loans outstanding.

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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

as the Canadian term loans in the case of Canadian dollar denominated Revolving Loans. Euro and Pounds Sterling denominated Revolving Loans incur interest at the applicable Euro Rate plus the applicable margin.

At December 31, 2019, the margin for Term Loans and Revolving Loans maintained as Eurodollar Rate, CDOR Rate or Euro Rate loans was 1.25 percent and the margin for Term Loans and Revolving Loans maintained as base rate or Canadian prime rate loans was 0.25 percent. The interest rate margin on all loans will be reset quarterly based upon our Total Net Leverage Ratio as provided in the Credit Agreement. As of December 31, 2019, the interest rates on U.S. term loans and Canadian term loans were 3.05 percent and 3.33 percent, respectively.

The Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.30 percent per annum on the daily average unused portion of commitments available under the revolving loan facilities (0.25 percent at December 31, 2019). The commitment fee will be reset quarterly based upon our Total Net Leverage Ratio as provided in the Credit Agreement.

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

For 2019, 2018 and 2017, the weighted average annual interest rate paid on term loans under our senior secured credit facilities was 3.6 percent, 3.6 percent and 3.1 percent, respectively; and the weighted average annual interest rate paid on revolving loans under our senior secured credit facilities was 3.5 percent, 3.5 percent and 3.0 percent, respectively. From time to time, we enter into interest rate swap agreements to convert interest rate exposure from variable rates to fixed rates of interest. For 2019, 2018 and 2017, any interest rate swap agreements in effect did not significantly impact our weighted average annual interest rate paid on term loans under our senior secured credit facilities. See Note 10 which includes a discussion of our interest rate swap agreements.

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

4⅛% SENIOR NOTES

On November 12, 2019, we issued $400 million aggregate principal amount of the 4⅛% Notes at 100 percent of their principal amount. As discussed in Note 19, on February 26, 2020, we issued an additional

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

$200 million aggregate principal amount of the 4⅛% Notes at 99.5 percent of their principal amount, plus accrued and unpaid interest from November 12, 2019.

The 4⅛% Notes are general senior unsecured obligations of Silgan and rank equally in right of payment with our existing and future unsecured unsubordinated indebtedness, including our existing 4¾% Senior Notes due 2025 and 3¼% Senior Notes due 2025, and ahead of the Company’s existing and future subordinated debt. In addition, the 4⅛% Notes are effectively subordinated to all of Silgan's secured debt to the extent of the assets securing such debt and structurally subordinated to all obligations of subsidiaries of Silgan.

The 4⅛% Notes will mature on February 1, 2028. Interest on the 4⅛% Notes will be payable semiannually in cash on April 1 and October 1 of each year, beginning on April 1, 2020. The 4⅛% Notes were issued pursuant to an indenture by and between Silgan and U.S. Bank National Association, as trustee, which indenture contains covenants that are generally less restrictive than those in the Credit Agreement and substantially similar to those in the indenture for our 4¾% Senior Notes due 2025 and our 3¼% Senior Notes due 2025.

The 4⅛% Notes are redeemable, at our option, in whole or in part, at any time on or after October 1, 2022 initially at 102.063 percent of their principal amount, plus accrued and unpaid interest to the redemption date, declining ratably annually to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date, on or after October 1, 2024.

In addition, prior to October 1, 2022, we may redeem the 4⅛% Notes, in whole or in part, at a redemption price equal to 100 percent of their principal amount plus a make-whole premium as provided in the indenture for the 4⅛% Notes, together with accrued and unpaid interest to the redemption date. Additionally, before October 1, 2022, we may redeem up to 35 percent of the aggregate principal amount of outstanding 4⅛% Notes with the proceeds from sales of certain kinds of our capital stock at a redemption price equal to 104.125 percent of their principal amount, plus accrued and unpaid interest to the redemption date. Upon the occurrence of a change of control repurchase event as defined in the indenture for the 4⅛% Notes, Silgan is required to make an offer to repurchase the 4⅛% Notes at a purchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest to the date of repurchase. In addition, in connection with any tender offer for, or any other offer to purchase, the 4⅛% Notes (including a change of control offer), if holders of no less than 90 percent of the aggregate principal amount of the then outstanding 4⅛% Notes validly tender their 4⅛% Notes in such offer, Silgan, or a third party making such offer, is entitled to redeem all remaining 4⅛% Notes at the price offered to each holder (excluding any early tender, incentive or similar fee).

The net proceeds from the sale of the November 2019 issuance of the 4⅛% Notes were approximately $394.7 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds from the sale of the 4⅛% Notes to repay outstanding revolving loans under the Credit Agreement, including revolving loans used to redeem our 5½% Senior Notes due 2022.

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
The 4¾% Notes and the 3¼% Notes will mature on March 15, 2025. Interest on the 4¾% Notes and the 3¼% Notes will be payable semi-annually in cash on March 15 and September 15 of each year. The 4¾% Notes and the 3¼% Notes were issued pursuant to an indenture by and among Silgan, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent in respect of the 3¼% Notes, and Elavon Financial Services DAC, as registrar and transfer agent in respect of the 3¼% Notes, which indenture contains

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

covenants that are generally less restrictive than those in the Credit Agreement and substantially similar to those in the indenture for the 4⅛% Notes.
The 4¾% Notes are redeemable, at our option, in whole or in part, at any time after March 15, 2020, initially at 102.375 percent of their principal amount plus accrued and unpaid interest thereon to the redemption date, declining ratably each year to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date, on or after March 15, 2022.
The 3¼% Notes are redeemable, at our option, in whole or in part, at any time after March 15, 2020, initially at 101.625 percent of their principal amount plus accrued and unpaid interest thereon to the redemption date, declining ratably each year to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date, on or after March 15, 2022.
In addition, prior to March 15, 2020, we may redeem up to 35 percent of the aggregate principal amount of each of the 4¾% Notes and the 3¼% Notes with the proceeds of certain equity offerings at a redemption price of 104.750 percent of their principal amount in the case of the 4¾% Notes and 103.250 percent of their principal amount in the case of the 3¼% Notes, plus, in each case, accrued and unpaid interest to the date of redemption. We may also redeem each of the 4¾% Notes and the 3¼% Notes, in whole or in part, prior to March 15, 2020 at a redemption price equal to 100 percent of their principal amount plus a make-whole premium as provided in the indenture for the 4¾% Notes and the 3¼% Notes, together with, in each case, accrued and unpaid interest to the date of redemption. Upon the occurrence of a change of control repurchase event as defined in the indenture for the 4¾% Notes and the 3¼% Notes, Silgan is required to make an offer to repurchase the 4¾% Notes and the 3¼% Notes at a repurchase price equal to 101 percent of their principal amount, plus, in each case, accrued and unpaid interest to the date of repurchase.
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
5½ % SENIOR NOTES

On August 1, 2019, we redeemed all $300 million aggregate principal amount of our outstanding 5½% Senior Notes due 2022, or the 5½% Notes, at a redemption price of 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date. We funded this redemption with revolving loan borrowings under the Credit Agreement and cash on hand. As a result of this redemption, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.7 million in 2019 for the write-off of unamortized debt issuance costs.

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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

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

	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$203,824	$203,824	$72,819	$72,819

Liabilities:
Bank debt	$795,830	$795,830	$951,800	$951,800
4¾% Notes	300,000	308,217	300,000	284,517
3¼% Notes	729,755	748,349	744,380	746,591
4⅛% Notes	400,000	401,848	—	—

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
The financial assets and liabilities that are measured on a recurring basis at December 31, 2019 and 2018 consist of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, these derivative instruments are classified within Level 2.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
Our bank debt, 4¾% Notes, 3¼% Notes and 4⅛% Notes were recorded at historical amounts in our Consolidated Balance Sheets, as we have not elected to measure them at fair value. We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 4¾% Notes, 3¼% Notes and 4⅛% Notes were estimated based on the quoted market price, a Level 1 input.
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
INTEREST RATE SWAP AGREEMENTS
We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations. These interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. Under these agreements, we will pay a fixed rate of interest of 2.878 percent and receive floating rates of interest based on the three month LIBOR. These agreements were entered into in 2018, became effective on March 29, 2019 and mature on March 24, 2023. The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Consolidated Statements of Income, and such difference was not significant for the year ended December 31, 2019. These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements at December 31, 2019 and 2018 was not significant.
NATURAL GAS SWAP AGREEMENTS
We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on natural gas swap agreements is recorded in cost of goods sold in our Consolidated Statements of Income and was not significant for each of the years ended December 31, 2019, 2018 and 2017. These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at December 31, 2019 and 2018 was not significant.
FOREIGN CURRENCY EXCHANGE RATE RISK
In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros and Canadian dollars. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼% Notes which are Euro denominated. Foreign currency gains (losses) related to our net investment hedges included in accumulated other comprehensive loss were $6.8 million, $16.6 million and $(46.1) million for the years ended December 31, 2019, 2018 and 2017, respectively.
CONCENTRATION OF CREDIT RISK
We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Nestlé Food Company, Campbell Soup Company and Del Monte Corporation) accounted for approximately 23.6 percent, 23.0 percent and 23.7 percent of our net sales in 2019, 2018 and 2017, respectively. The receivable balances from these customers collectively represented 5.6 percent and 5.5 percent of our trade accounts receivable at December 31, 2019 and 2018, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information. Accounts receivable are considered past due based on the original due date and write-offs occur only after all reasonable collection efforts are exhausted.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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
We recognized total lease expense of $71.0 million, $52.2 million and $52.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. Lease expense disclosed under previous lease accounting guidance for the years ended December 31, 2018 and 2017 excluded certain payments for variable lease costs and short-term lease costs. Right-of-use assets obtained in exchange for new operating lease liabilities, a non-cash item, were $52.0 million for the year ended December 31, 2019.

Operating lease right-of-use assets as of December 31, 2019 were recorded in our Consolidated Balance Sheets as other assets, net of $186.8 million. Operating lease liabilities of $195.2 million as of December 31, 2019 were recorded in our Consolidated Balance Sheets as accrued liabilities of $36.5 million and other liabilities of $158.7 million. At December 31, 2019, our operating leases had a weighted average discount rate of 5.6 percent and a weighted average remaining lease term of approximately 7 years.

To a lesser extent, we have certain leases that qualify as finance leases. Finance lease right-of-use assets as of December 31, 2019 were recorded in our Consolidated Balance Sheets as property, plant and equipment, net of $33.8 million. Finance lease liabilities of $33.3 million as of December 31, 2019 were recorded in our Consolidated Balance Sheets as revolving loans and current portion of long term-debt of $1.9 million and long-term debt of $31.4 million.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

The aggregate annual maturities of lease liabilities are as follows (dollars in thousands):

	Operating	Finance
	Leases	Leases
2020	$46,291	$3,342
2021	39,937	3,155
2022	32,306	2,897
2023	26,876	2,856
2024	20,941	26,629
Thereafter	74,854	—
Total lease payments	241,205	38,879
Less imputed interest	(45,975)	(5,591)
Total	$195,230	$33,288

At December 31, 2019, we did not have any significant operating or finance leases that had not commenced.
At December 31, 2019, we had noncancelable commitments for capital expenditures in 2020 of $34.0 million.

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
December 31, 2019, 2018 and 2017

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
The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
	(Dollars in thousands)
Change in benefit obligation
Obligation at beginning of year	$751,625	$808,149	$19,186	$20,939
Service cost	12,505	14,238	80	99
Interest cost	28,316	25,316	759	640
Actuarial losses (gains)	103,918	(53,044)	3,477	(2,031)
Plan amendments	528	—	—	1,210
Benefits paid	(39,508)	(38,335)	(1,888)	(1,764)
Participants’ contributions	—	—	104	93
Foreign currency exchange rate changes	(1,875)	(4,699)	—	—
Obligation at end of year	855,509	751,625	21,718	19,186
Change in plan assets
Fair value of plan assets at beginning of year	732,502	825,806	—	—
Actual return on plan assets	174,014	(57,082)	—	—
Employer contributions	2,062	2,113	1,784	1,671
Participants’ contributions	—	—	104	93
Benefits paid	(39,508)	(38,335)	(1,888)	(1,764)
Fair value of plan assets at end of year	869,070	732,502	—	—
Funded status	$13,561	$(19,123)	$(21,718)	$(19,186)

Actuarial losses (gains) related to pension benefits were primarily the result of changes in discount rates used to calculate projected benefit obligations.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
	(Dollars in thousands)
Amounts recognized in the consolidated balance sheets
Non-current assets	$122,552	$76,443	$—	$—
Current liabilities	(2,225)	(2,174)	(1,794)	(1,924)
Non-current liabilities	(106,766)	(93,392)	(19,924)	(17,262)
Net amount recognized	$13,561	$(19,123)	$(21,718)	$(19,186)
Amounts recognized in accumulated other comprehensive loss (income)
Net actuarial loss (gain)	$193,061	$218,867	$(3,123)	$(7,087)
Prior service cost (credit)	1,179	765	(6,405)	(8,735)
Net amount recognized	$194,240	$219,632	$(9,528)	$(15,822)

The fair value of plan assets for our domestic pension plans was 116 percent and 112 percent of their projected benefit obligations at December 31, 2019 and 2018, respectively. Pension plans with projected benefit obligations in excess of plan assets at December 31, 2019 and 2018 consisted entirely of our international pension benefit plans which are not funded. The projected benefit obligation for our international pension benefit plans was $109.0 million and $95.6 million at December 31, 2019 and 2018, respectively.
The accumulated benefit obligation for all pension benefit plans at December 31, 2019 and 2018 was $828.0 million and $728.7 million, respectively. Pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2019 and 2018 consisted entirely of our international pension benefit plans which are not funded. The accumulated benefit obligation for our international pension benefit plans was $103.9 million and $93.1 million at December 31, 2019 and 2018, respectively.
The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of service, are as follows (dollars in thousands):

	Pension Benefits	Other Postretirement Benefits
2020	$42,916	$1,798
2021	42,716	1,671
2022	43,807	1,527
2023	44,882	1,466
2024	45,793	1,416
2025-2029	237,935	6,463
	$458,049	$14,341

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2019	2018
Discount rate	3.4%	4.5%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	2.5%	2.6%
Health care cost trend rate:
Assumed for next year	6.3%	6.4%
Ultimate rate	4.3%	4.3%
Year that the ultimate rate is reached	2035	2035

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.
Our international pension benefit plans used a discount rate of 1.5 percent and 2.2 percent as of December 31, 2019 and 2018, respectively, and a rate of compensation increase of 3.3 percent to determine the benefit obligation as of each of December 31, 2019 and 2018.
The components of the net periodic benefit credit for each of the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
	(Dollars in thousands)
Service cost	$12,505	$14,238	$13,372	$80	$99	$104
Interest cost	28,316	25,316	25,501	759	640	692
Expected return on plan assets	(60,567)	(68,575)	(63,010)	—	—	—
Amortization of prior service cost (credit)	115	173	313	(2,330)	(1,392)	(3,418)
Amortization of actuarial losses (gains)	16,399	7,378	7,077	(488)	(506)	(596)
Net periodic benefit credit	$(3,232)	$(21,470)	$(16,747)	$(1,979)	$(1,159)	$(3,218)

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit credit for the years ended December 31:

	2019	2018	2017
Discount rate	4.5%	3.8%	4.4%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	2.6%	2.6%	2.8%
Health care cost trend rate	6.4%	6.2%	6.4%

Our international pension benefit plans used a discount rate of 2.2 percent, 2.1 percent and 1.9 percent for the years ended December 31, 2019, 2018 and 2017, respectively, and used a rate of compensation increase of 3.3 percent to determine net periodic benefit credit for each of the years ended December 31, 2019, 2018 and 2017.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

MULTIEMPLOYER PENSION PLANS
In 2019, we participated in four multiemployer pension plans which provide defined benefits to certain of our union employees. The aggregate amount contributed to these plans and charged to pension cost in 2019, 2018 and 2017 was $4.8 million, $5.3 million and $6.4 million, respectively.
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
Based on the latest information available, in 2019 we participated in three multiemployer plans with a funded status less than 65 percent. Further information on these multiemployer plans for the years ended December 31, 2019, 2018 and 2017 is as follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				FIP / RP Status Pending / Implemented	Contributions			Surcharge Imposed
		2019		2018			2019	2018	2017
							(Dollars in thousands)
Central States, Southeast & Southwest Areas Pension Fund (1)	36-6044243/001	Red	(2)	Red	(2)	Implemented	$1,166	$1,797	$1,873	No
United Food & Commercial Workers — Local 1 Pension Fund (3)	16-6144007/001	Red	(2)	Red		Implemented	245	237	232	No
IAM National Pension Fund (4)	51-6031295/002	Red		Green		Implemented	2,667	2,587	2,722	Yes
All Other							707	671	1,596
Total Contributions							$4,785	$5,292	$6,423

______________________

(1)
The applicable collective bargaining agreements related to this pension fund expired at various times in 2019. In 2019, we withdrew completely from this pension fund. See Note 4 for further information.

(2)	Under the Multiemployer Pension Reform Act of 2014, the status of this pension fund was critical and declining, as defined under such Act.

(3)
The collective bargaining agreement related to this pension fund expires on December 31, 2020. A single company that was making over 80 percent of the contributions for this pension fund filed for Chapter 11 bankruptcy during 2018 and withdrew from this pension fund without paying its withdrawal liability. For 2018 and 2017, the fund actuary for this pension fund projected insolvency for this pension fund in 2025 and 2049, respectively.

(4)
The applicable collective bargaining agreements related to this pension fund expire at various times through December 31, 2021. Although this pension fund was formally certified in the yellow zone in 2019, the trustees of this pension plan elected voluntarily to place this pension plan in the red zone to take advantage of certain provisions of the Pension Protection Act even though at the end of 2018 this pension plan had a funded status of 89 percent.

The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three digit plan number assigned to a plan by the Internal Revenue Service. The most recent Pension Protection Act Zone Status available for 2019 and 2018 is for plan years that ended in each of those years. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status,” based on criteria established under the Internal Revenue Code of 1986, as amended (the “Code”), and is generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a rehabilitation plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the 2019 plan year. The “Surcharge Imposed” column indicates whether our contribution rate for 2019 included an amount in

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status” in accordance with the requirements of the Code.
Our contributions to each of these respective plans were less than five percent of total contributions made by all employers to each of these respective plans, as reported by these plans for the year ended December 31, 2018, the most recent plan year available. We do not expect our contributions to these plans for the year ended December 31, 2020 to be significantly different from our contributions for the year ended December 31, 2019.
DEFINED CONTRIBUTION PLANS
We also sponsor defined contribution plans covering certain employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans for the years ended December 31, 2019, 2018 and 2017 were $14.4 million, $12.0 million and $11.8 million, respectively.
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
The weighted average asset allocation for our pension plans at December 31, 2019 and 2018 and target allocation for 2019 was as follows:

	Target Allocation	Actual Allocation
		2019	2018
Equity securities—U.S.	49%	47%	47%
Equity securities—International	9%	10%	10%
Debt securities	42%	42%	42%
Cash and cash equivalents	—	1%	1%
	100%	100%	100%

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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

The fair value of our plan assets by asset category consisted of the following at December 31:

	2019	2018
	(Dollars in thousands)
Equity securities—U.S.	$414,260	$350,728
Equity securities—International	86,822	73,415
Debt securities	362,020	304,128
Cash and cash equivalents	5,968	4,231
	$869,070	$732,502

CONCENTRATIONS OF CREDIT RISK
As of December 31, 2019, approximately 99 percent of our plan assets were under management by a single investment management company in six individual commingled equity and debt index funds. Of these six funds, four funds held assets individually in excess of ten percent of our total plan assets.
EXPECTED CONTRIBUTIONS
Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2020. In addition, based on the current funded status of our domestic pension benefit plans we do not expect to make significant contributions to these plans in 2020. However, this estimate may change based on regulatory changes and actual plan asset returns.

NOTE 13. INCOME TAXES
Income before income taxes was taxed in the following jurisdictions in each of the years ended December 31:

	2019	2018	2017
	(Dollars in thousands)
Domestic	$194,822	$215,354	$187,521
Foreign	57,314	77,947	52,160
Total	$252,136	$293,301	$239,681

The components of the provision (benefit) for income taxes were as follows:

	2019	2018	2017
	(Dollars in thousands)
Current:
Federal	$41,949	$17,846	$56,834
State	13,924	3,336	7,507
Foreign	23,308	24,385	20,650
Current income tax provision	79,181	45,567	84,991
Deferred:
Federal	(11,521)	25,887	(118,919)
State	(5,013)	3,382	4,413
Foreign	(4,325)	(5,529)	(463)
Deferred income tax (benefit) provision	(20,859)	23,740	(114,969)
	$58,322	$69,307	$(29,978)

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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

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
The provision (benefit) for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2019	2018	2017
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$52,949	$61,543	$83,884
State income taxes, net of federal tax benefit	7,133	6,326	4,529
Tax liabilities (no longer required) required	(2,002)	1,908	1,254
Valuation allowance	1,699	240	4,636
Manufacturing exemption	—	—	(5,143)
Tax credit refunds, net	(3,493)	(3,415)	(2,797)
Foreign earnings taxed at other than 21%, 21% and 35%, respectively	3,741	7,851	(3,840)
Deferred tax rate changes	92	(1,947)	(114,163)
Other	(1,797)	(3,199)	1,662
	$58,322	$69,307	$(29,978)

Effective tax rate	23.1%	23.6%	(12.5)%

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 were as follows:

	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Pension and other postretirement liabilities	$22,632	$18,653
Rationalization and other accrued liabilities	23,038	19,343
AMT and other credit carryforwards	3,802	3,701
Net operating loss carryforwards	34,792	31,679
Other intangible assets	5,251	3,964
Foreign currency translation	246	234
Inventory and related reserves	26,677	6,988
Long term operating lease liabilities	48,889	—
Other	5,265	5,971
Total deferred tax assets	170,592	90,533
Deferred tax liabilities:
Property, plant and equipment	(195,039)	(185,101)
Pension and other postretirement liabilities	(25,016)	(14,393)
Other intangible assets	(112,680)	(117,168)
Operating lease right of use assets	(46,709)	—
Other	(6,258)	(7,275)
Total deferred tax liabilities	(385,702)	(323,937)
Valuation allowance	(15,025)	(13,541)
	$(230,135)	$(246,945)

At December 31, 2019, the net deferred tax liability in our Consolidated Balance Sheets was comprised of long-term deferred tax assets of $24.7 million and long-term deferred tax liabilities of $254.8 million. At December 31, 2018, the net deferred tax liability in our Consolidated Balance Sheets was comprised of long-term deferred tax assets of $21.1 million and long-term deferred tax liabilities of $268.0 million. Long-term deferred tax assets were classified as other assets, net in our Consolidated Balance Sheets.
The valuation allowance in 2019 includes deferred tax assets of $15.0 million resulting from state and foreign net operating loss carryforwards, or NOLs. The valuation allowance for deferred tax assets increased in 2019 by $1.5 million primarily due to an increase in the valuation allowance related to foreign tax loss carryforwards.
At December 31, 2019, we had foreign NOLs of approximately $29.3 million that are available to offset future taxable income. Of that amount, approximately $8.8 million will expire from 2020 to 2030. The remaining portion has no expiration date. At December 31, 2019, we had state tax NOLs of approximately $5.5 million that are available to offset future taxable income and that will expire from 2024 to 2038.
We recognize accrued interest and penalties related to unrecognized taxes as additional income tax expense. At December 31, 2019 and 2018, we had $5.0 million and $4.9 million, respectively, accrued for potential interest and penalties.
The total amount of unrecognized tax benefits recorded in other liabilities as of December 31, 2019 and 2018 were $41.4 million and $43.6 million, respectively, excluding associated tax assets and including the federal tax benefit of state taxes, interest and penalties.
Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another jurisdiction. At December 31, 2019 and 2018, we had approximately $17.3 million and $17.1 million, respectively, in assets associated with uncertain tax positions recorded in other assets, net in our Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits included as other liabilities in our Consolidated Balance Sheets was as follows:

	2019	2018
	(Dollars in thousands)
Balance at January 1,	$43,508	$45,146
Decrease based upon tax positions of current year	(488)	—
Increase based upon tax positions of a prior year	604	1,022
Decrease based upon settlements with taxing authorities	(1,316)	(1,253)
Decrease based upon a lapse in the statute of limitations	(4,025)	(1,407)
Balance at December 31,	$38,283	$43,508

The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2019 and 2018 were $25.5 million and $28.0 million, respectively.
Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, has completed its review of the 2018 tax year with no change to our filed tax return. We have been accepted into the Compliance Assurance Program for the 2019 and 2020 tax years which provides for the review by the IRS of tax matters relating to our tax return prior to filing. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute of limitations have been executed. The earliest open period for a state audit is 2013. Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2008, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. In the next twelve months, it is reasonably possible that our reserve for unrecognized tax benefits will decrease by approximately $5.6 million primarily related to tax attributes acquired from and expenses related to certain acquisitions, as we anticipate the expiration of the applicable statute of limitations with respect to certain tax matters.
As a result of the 2017 Tax Act, we have changed our assertion of indefinite reinvestment of the earnings of certain of our foreign subsidiaries. In connection with this change, we are estimating that there is no deferred tax to record for any U.S. income tax and foreign taxes on previously unremitted earnings of such foreign subsidiaries. For our foreign subsidiaries where we expect to be indefinitely reinvested, we estimate that the unremitted earnings as of December 31, 2019 are approximately $102.2 million. The amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings is estimated to be approximately $3.2 million.
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
December 31, 2019, 2018 and 2017

NOTE 14. STOCK-BASED COMPENSATION
The Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, or the Plan, provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to our officers, other key employees and outside directors.
Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 19,200,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2019, 4,378,990 shares were available to be awarded under the Plan.
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 recorded in selling, general and administrative expenses was $17.1 million, $14.9 million and $14.6 million, respectively.
RESTRICTED STOCK UNITS
Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual vesting period for restricted stock units outstanding at December 31, 2019 is five years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units carry with them the right to receive, upon vesting, dividend equivalents.
The table below summarizes restricted stock unit activity for the year ended December 31, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2018	2,202,224	$26.16
Granted	1,086,004	28.51
Released	(1,301,777)	24.49
Forfeited	(11,876)	28.87
Restricted stock units outstanding at December 31, 2019	1,974,575	28.54

The weighted average grant date fair value of restricted stock units granted during 2018 and 2017 was $28.51 and $29.94, respectively. The fair value of restricted stock units released during the years ended December 31, 2019, 2018 and 2017 was $37.2 million, $9.7 million and $12.8 million, respectively.
As of December 31, 2019, there was approximately $38.8 million of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted average period of 2.8 years.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

NOTE 15. CAPITAL STOCK
CAPITAL STOCK
At December 31, 2019, our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share.
TREASURY STOCK
On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021. Pursuant to this authorization, we repurchased an aggregate of 407,540 shares of our common stock in 2019 at an average price per share of $29.70, for a total purchase price of $12.1 million. In 2018, we repurchased a total of 188,300 shares of our common stock at an average price per share of $25.31, for a total purchase price of $4.8 million. In 2016, pursuant to this authorization and the remaining amount from a prior authorization, we repurchased a total of 294,930 shares of our common stock at an average price per share of $24.40, for a total purchase price of $7.2 million. Accordingly, at December 31, 2019, we had approximately $112.5 million remaining for the repurchase of our common stock under the October 17, 2016 Board of Directors authorization.
In 2019, 2018 and 2017, we issued 1,301,777 treasury shares, 339,972 treasury shares and 421,108 treasury shares, respectively, at an average cost of $2.86 per share, $3.12 per share and $3.15 per share, for restricted stock units that vested during these years. In 2019, 2018 and 2017, we repurchased 543,369 shares, 107,420 shares and 138,080 shares of our common stock, respectively, at an average cost of $28.51 per share, $28.46 per share and $30.24 per share, respectively, in accordance with the Plan to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.
We account for treasury shares using the FIFO cost method. As of December 31, 2019, 64,332,032 shares of our common stock were held in treasury.

NOTE 16. EARNINGS PER SHARE
The components of the calculation of earnings per share were as follows:

	2019	2018	2017
	(Dollars and shares in thousands)
Net income	$193,814	$223,994	$269,659
Weighted average number of shares used in:
Basic earnings per share	110,939	110,603	110,353
Dilutive common stock equivalents:
Restricted stock units	569	1,029	1,010
Diluted earnings per share	111,508	111,632	111,363

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

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

Information for each of the past three years for our business segments is as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
2019
Net sales	$2,473,214	$1,405,611	$611,102	$—	$4,489,927
Depreciation and amortization	86,114	83,133	37,077	159	206,483
Rationalization charges	49,425	6,562	364	—	56,351
Segment income (1)	159,980	173,485	48,915	(22,894)	359,486
Segment assets	1,853,875	2,263,131	722,848	35,474	4,875,328
Capital expenditures	102,832	95,153	32,928	31	230,944
2018
Net sales	$2,377,980	$1,456,799	$614,096	$—	$4,448,875
Depreciation and amortization	81,420	74,217	35,949	151	191,737
Rationalization charges	5,316	180	757	—	6,253
Segment income	198,826	189,906	42,562	(19,194)	412,100
Segment assets	1,601,944	2,169,985	722,205	33,791	4,527,925
Capital expenditures	84,490	62,183	44,242	58	190,973
2017
Net sales	$2,278,054	$1,246,669	$565,131	$—	$4,089,854
Depreciation and amortization	77,698	61,668	34,607	89	174,062
Rationalization charges	3,308	1,042	1,476	—	5,826
Segment income (1)	230,199	142,048	27,770	(43,027)	356,990
Segment assets	1,670,426	2,182,529	704,432	34,081	4,591,468
Capital expenditures	87,115	56,682	30,141	491	174,429
______________________

(1)	Corporate includes costs attributed to announced acquisitions of $1.8 million and $24.7 million in 2019 and 2017, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

Total segment income is reconciled to income before income taxes as follows:

	2019	2018	2017
	(Dollars in thousands)
Total segment income	$359,486	$412,100	$356,990
Interest and other debt expense	107,350	118,799	117,309
Income before income taxes	$252,136	$293,301	$239,681

Total segment assets at December 31 are reconciled to total assets as follows:

	2019	2018
	(Dollars in thousands)
Total segment assets	$4,875,328	$4,527,925
Other assets	55,731	51,369
Total assets	$4,931,059	$4,579,294

Financial information relating to our operations by geographic area is as follows:

	2019	2018	2017
	(Dollars in thousands)
Net sales:
United States	$3,418,848	$3,333,668	$3,110,595
Foreign:
Europe	818,032	858,255	747,043
Other	253,047	256,952	232,216
Total net sales from foreign operations	1,071,079	1,115,207	979,259
Total net sales	$4,489,927	$4,448,875	$4,089,854
Long-lived assets:
United States	$1,028,965	$989,426
Foreign:
Europe	419,195	410,919
Other	122,171	117,165
Total long-lived assets at foreign operations	541,366	528,084
Total long-lived assets	$1,570,331	$1,517,510

Net sales are attributed to the country from which the product was manufactured and shipped.
Sales of our metal containers segment to Nestlé Food Company accounted for 11.1 percent, 10.4 percent and 10.2 percent of our consolidated net sales in 2019, 2018 and 2017, respectively.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

NOTE 18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table presents our quarterly results of operations for the years ended December 31, 2019 and 2018:

	First	Second	Third	Fourth
	(Dollars in thousands, except per share data)
2019 (1)
Net sales	$1,027,131	$1,093,163	$1,321,342	$1,048,291
Gross profit	165,997	183,513	207,615	156,619
Net income	46,742	30,955	81,274	34,843

Basic net income per share (3)	$0.42	$0.28	$0.73	$0.31
Diluted net income per share (3)	0.42	0.28	0.73	0.31

Dividends per share	$0.11	$0.11	$0.11	$0.11

2018 (2)
Net sales	$1,012,280	$1,059,103	$1,306,999	$1,070,493
Gross profit	160,034	173,250	204,107	152,372
Net income	45,721	55,343	84,739	38,191

Basic net income per share (3)	$0.41	$0.50	$0.77	$0.35
Diluted net income per share (3)	0.41	0.50	0.76	0.34

Dividends per share	$0.10	$0.10	$0.10	$0.10

______________________

(1)
The first, second, third and fourth quarters of 2019 include rationalization charges of $6.1 million, $39.3 million, $3.2 million and $7.8 million, respectively. The third quarter of 2019 includes a loss on early extinguishment of debt of $1.7 million. The fourth quarter of 2019 includes costs attributed to announced acquisitions of $1.8 million.

(2)
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

NOTE 19. SUBSEQUENT EVENTS

BINDING OFFER TO ACQUIRE ALBÉA'S DISPENSING BUSINESS

On January 27, 2020, we made a binding offer, or the Offer, to Twist Beauty Packaging S.A.S., or Albéa, on behalf of itself and certain of its subsidiaries, or the Sellers, to purchase all the outstanding securities of certain subsidiaries of the Sellers engaged in the dispensing business and certain assets related to the Sellers’ dispensing business in China, or collectively the Albéa Dispensing Business, for an aggregate purchase price of $900 million in cash, subject to certain adjustments, including for working capital and other current assets and current liabilities and net indebtedness. In conjunction with the Offer, we obtained a commitment for $900 million of incremental delayed draw term loans, or the Committed Financing, under the Credit Agreement. We expect to fund the purchase price for this proposed acquisition from a combination of borrowings under the Credit Agreement, including the Committed Financing, and cash on hand.
The Albéa Dispensing Business is a leading global supplier of highly engineered pumps, sprayers and foam dispensing solutions to major branded consumer goods product companies in the beauty and personal care markets. It operates a global network of 10 plants across North America, Europe, South America and Asia. For the fiscal year ended 2018, the Albéa Dispensing Business generated sales of approximately $383 million. As a result of this proposed acquisition, we expect to realize certain operational cost synergies, estimated to be approximately $20 million on an annual basis, within 18 months of closing related to procurement savings, reductions in general and administrative expenses and manufacturing efficiencies.
In the Offer, we undertake to (1) execute a securities and assets purchase agreement, or the SPA, in the form attached to the Offer upon receipt of a notice to exercise the option contained in the Offer, or the Option, by Albéa and (2) consummate the acquisition subject to the terms and conditions set forth in the SPA. The Offer will remain open for acceptance by the Sellers until the earlier of the two following dates: (1) seven business days after the completion of certain consultation and notification processes with applicable works’ councils and trade unions and (2) July 27, 2020. As set forth in the Offer, we have an exclusivity period extending from January 27, 2020 to the earlier of (1) the execution of the SPA or (2) October 27, 2020. Our and the Sellers’ obligations to complete the acquisition are subject to certain conditions, including antitrust clearances under the laws of various jurisdictions.
The form of SPA attached to the Offer provides that either we or the Sellers have the right to terminate the SPA in the event that the applicable antitrust clearances have not been obtained by October 27, 2020, or the Outside Date; provided, however, that we and the Sellers have the right to unilaterally postpone the Outside Date by up to three months after the Outside Date, or the Postponed Outside Date, in the event that applicable antitrust clearances have not yet been obtained by the Outside Date. The form of SPA further provides that if the applicable antitrust clearances have not been obtained by the Outside Date or the Postponed Outside Date, as the case may be, then we are required to pay a break fee of $25 million to the Sellers. In addition, if the parties have not yet entered into the SPA, the Sellers may terminate the Offer if (1) the applicable antitrust clearances required under the SPA are no longer capable of being obtained on or before the Outside Date or the Postponed Outside Date, as the case may be, or (2) we do not execute the SPA even though the Option has been exercised by the Sellers. In the case of either of the foregoing, then we are required to pay a termination fee of $25 million to the Sellers. Alternatively, if the Sellers have not executed the SPA after the consultation and notification processes with applicable works’ councils and trade unions have been completed, then the Sellers are required to pay $25 million to us for estimated costs and expenses and time incurred in connection with the Offer and the proposed acquisition.

ACQUISITION OF COBRA PLASTICS, INC.

On February 4, 2020, we acquired Cobra Plastics, Inc., or Cobra Plastics, a manufacturer of injection molded plastic closures for a wide variety of consumer products, with a particular focus on the aerosol overcap market. Cobra Plastics had sales of approximately $30 million for the year ended December 31, 2018 and currently operates from two manufacturing facilities located in close proximity to one another in Macedonia, Ohio.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

SENIOR NOTES OFFERINGS
On February 26, 2020, we issued an additional $200 million aggregate principal amount of the 4⅛% Notes at 99.5 percent of their principal amount, plus accrued and unpaid interest from November 12, 2019, and €500 million aggregate principal amount of the 2¼% Notes at 100 percent of their principal amount, in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. For a description of the 4⅛% Notes, see Note 9.
The 2¼% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with our existing and future unsecured unsubordinated indebtedness, including the 4¾% Notes, the 3¼% Notes and the 4⅛% Notes, and ahead of our existing and future subordinated debt, if any. The 2¼% Notes are effectively subordinated to Silgan’s secured debt to the extent of the assets securing such debt and structurally subordinated to all obligations of subsidiaries of Silgan.
The 2¼% Notes will mature on June 1, 2028. Interest on the 2¼% Notes will be payable semi-annually in cash on January 15 and July 15 of each year, beginning on July 15, 2020. The 2¼% Notes were issued pursuant to an indenture by and among Silgan, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as registrar and transfer agent, which indenture contains covenants that are generally less restrictive than those in the Credit Agreement and substantially similar to the covenants in the indenture for the 4¾% Notes and the 3¼% Notes and the indenture for the 4⅛% Notes.
The 2¼% Notes are redeemable, at our option, in whole or in part, at any time after March 1, 2023, initially at 101.125 percent of their principal amount, plus accrued and unpaid interest to the redemption date, declining ratably to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date, on or after March 1, 2025.
In addition, prior to March 1, 2023, we may redeem up to 35 percent of the aggregate principal amount of the 2¼% Notes with the proceeds of certain equity offerings at a redemption price of 102.25 percent of their principal amount, plus accrued and unpaid interest to the date of redemption. We may also redeem the 2¼% Notes, in whole or in part, prior to March 1, 2023 at a redemption price equal to 100 percent of their principal amount plus a make-whole premium as provided in the indenture for the 2¼% Notes, together with accrued and unpaid interest to the date of redemption. We will be required to make an offer to repurchase the 2¼% Notes at a repurchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of a change of control repurchase event as provided in the indenture for the 2¼% Notes.
The net proceeds from the sale of the additional 4⅛% Notes were approximately $196.5 million and the net proceeds from the sale of the 2¼% Notes were approximately €494.0 million, in each case after deducting the initial purchasers' discount and estimated offering expenses and excluding pre-issuance interest deemed to have accrued on the additional 4⅛% Notes to the closing date for the additional 4⅛% Notes and paid by purchasers of the additional 4⅛% Notes. We used the net proceeds from the sale of the additional 4⅛% Notes and the 2¼% Notes to prepay most of our outstanding U.S. A term loans under the Credit Agreement.
Annual aggregate maturities of the prepaid U.S. A term loans of $751.2 million were extended to 2028 to match the maturities of the additional 4⅛% Notes and the 2¼% Notes because we refinanced these U.S. A term loans with the net proceeds from the issuances of the additional 4⅛% Notes and the 2¼% Notes. This amount included current maturities of U.S. A term loans of $80 million that are now classified as long-term debt in the Consolidated Balance Sheet at December 31, 2019.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
SILGAN HOLDINGS INC.
For the years ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

		Additions		Other Changes Increase (Decrease)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Cumulative translation adjustment	Other (1)	Balance at end of period

For the year ended December 31, 2019:
Allowance for doubtful accounts receivable	$5,095	$1,609	$—	$(56)	$(1,163)	$5,485
For the year ended December 31, 2018:
Allowance for doubtful accounts receivable	$5,339	$1,103	$—	$(208)	$(1,139)	$5,095
For the year ended December 31, 2017:
Allowance for doubtful accounts receivable	$4,073	$1,216	$—	$570	$(520)	$5,339
 ______________________
(1)     Uncollectible accounts written off, net of recoveries.