Form 10-Q
period 2020-03-31
SILGAN HOLDINGS INC
filed 2020-05-08
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of April 30, 2020, the number of shares outstanding of the Registrant’s common stock was 110,871,203.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2020	March 31, 2019	Dec. 31, 2019
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$614,846	$141,400	$203,824
Trade accounts receivable, net	600,698	596,601	504,986
Inventories	697,808	686,213	633,005
Prepaid expenses and other current assets	68,993	70,622	64,993
Total current assets	1,982,345	1,494,836	1,406,808

Property, plant and equipment, net	1,553,867	1,511,718	1,570,331
Goodwill	1,148,991	1,141,202	1,142,223
Other intangible assets, net	356,542	374,809	354,615
Other assets, net	486,793	402,008	457,082
	$5,528,538	$4,924,573	$4,931,059

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$854,653	$578,001	$29,813
Trade accounts payable	504,481	536,909	727,053
Accrued payroll and related costs	66,772	61,874	66,866
Accrued liabilities	217,928	122,001	194,797
Total current liabilities	1,643,834	1,298,785	1,018,529

Long-term debt	2,174,571	2,113,575	2,214,608
Deferred income taxes	264,047	273,345	254,836
Other liabilities	425,511	338,661	419,764

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	292,283	276,435	289,422
Retained earnings	2,184,691	2,031,487	2,141,302
Accumulated other comprehensive loss	(297,697)	(272,431)	(259,742)
Treasury stock	(1,160,453)	(1,137,035)	(1,149,411)
Total stockholders’ equity	1,020,575	900,207	1,023,322
	$5,528,538	$4,924,573	$4,931,059

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2020 and 2019
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2020	2019

Net sales	$1,030,384	$1,027,131
Cost of goods sold	845,286	861,134
Gross profit	185,098	165,997
Selling, general and administrative expenses	89,863	77,662
Rationalization charges	2,799	6,083
Other pension and postretirement income	(9,705)	(4,490)
Income before interest and income taxes	102,141	86,742
Interest and other debt expense before loss on early extinguishment of debt	23,489	27,103
Loss on early extinguishment of debt	1,481	—
Interest and other debt expense	24,970	27,103
Income before income taxes	77,171	59,639
Provision for income taxes	19,571	12,897
Net income	$57,600	$46,742

Earnings per share:
Basic net income per share	$0.52	$0.42
Diluted net income per share	$0.52	$0.42

Weighted average number of shares:
Basic	110,862	110,709
Effect of dilutive securities	570	883
Diluted	111,432	111,592

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2020 and 2019
(Dollars in thousands)
(Unaudited)

	2020	2019

Net income	$57,600	$46,742
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	939	2,506
Change in fair value of derivatives	(2,455)	(887)
Foreign currency translation	(36,439)	(5,242)
Other comprehensive loss	(37,955)	(3,623)
Comprehensive income	$19,645	$43,119

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2020 and 2019
(Dollars in thousands)
(Unaudited)

	2020	2019
Cash flows provided by (used in) operating activities:
Net income	$57,600	$46,742
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	51,090	51,232
Rationalization charges	2,799	6,083
Stock compensation expense	4,483	3,909
Loss on early extinguishment of debt	1,481	—
Other changes that provided (used) cash, net of effects from acquisition:
Trade accounts receivable, net	(103,975)	(88,594)
Inventories	(68,965)	(53,793)
Trade accounts payable	(126,728)	(81,242)
Accrued liabilities	20,443	(51,321)
Other, net	(6,364)	11,198
Net cash used in operating activities	(168,136)	(155,786)

Cash flows provided by (used in) investing activities:
Purchase of business, net of cash acquired	(39,828)	—
Capital expenditures	(65,147)	(61,746)
Other, net	534	20
Net cash used in investing activities	(104,441)	(61,726)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	877,114	614,103
Repayments under revolving loans	(48,970)	(205,856)
Proceeds from issuance of long-term debt	739,661	—
Repayments of long-term debt	(766,170)	(8,161)
Changes in outstanding checks - principally vendors	(79,006)	(83,670)
Dividends paid on common stock	(13,771)	(14,161)
Debt issuance costs	(7,544)	—
Repurchase of common stock under stock plan	(12,664)	(15,046)
Net cash provided by financing activities	688,650	287,209

Effect of exchange rate changes on cash and cash equivalents	(5,051)	(1,116)

Cash and cash equivalents:
Net increase	411,022	68,581
Balance at beginning of year	203,824	72,819
Balance at end of period	$614,846	$141,400

Interest paid, net	$23,518	$39,969
Income taxes paid, net	22,056	16,933

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2020 and 2019
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2020	2019

Common stock - shares outstanding
Balance at beginning of period	110,780	110,430
Net issuance of treasury stock for vested restricted stock units	313	698
Repurchases of common stock	(259)	—
Balance at end of period	110,834	111,128

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751

Paid-in capital
Balance at beginning of period	289,422	276,062
Stock compensation expense	4,483	3,909
Net issuance of treasury stock for vested restricted stock units	(1,622)	(3,536)
Balance at end of period	292,283	276,435

Retained earnings
Balance at beginning of period	2,141,302	1,997,785
Net income	57,600	46,742
Dividends declared on common stock	(13,546)	(12,447)
Adoption of accounting standards updates related to credit losses in 2020 and leases in 2019	(665)	(593)
Balance at end of period	2,184,691	2,031,487

Accumulated other comprehensive loss
Balance at beginning of period	(259,742)	(268,808)
Other comprehensive loss	(37,955)	(3,623)
Balance at end of period	(297,697)	(272,431)

Treasury stock
Balance at beginning of period	(1,149,411)	(1,125,525)
Net issuance of treasury stock for vested restricted stock units	(4,108)	(11,510)
Repurchases of common stock	(6,934)	—
Balance at end of period	(1,160,453)	(1,137,035)
Total stockholders' equity	$1,020,575	$900,207

Dividends declared on common stock per share	$0.12	$0.11

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2020 and 2019 and for the
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

The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Adopted Accounting Pronouncements. In June 2016, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, that amends the guidance on the accounting for credit losses on financial instruments. This new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables. We adopted this new standard on January 1, 2020 using the transition method, which allowed us to recognize the effects of applying this standard as a cumulative effect to retained earnings as of January 1, 2020. As a result of the adoption of this standard, we reduced retained earnings by $0.7 million. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable business segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by business segment for the three months ended March 31 were as follows:

	2020	2019
	(Dollars in thousands)
Metal containers	$508,519	$507,062
Closures	357,151	356,199
Plastic containers	164,714	163,870
	$1,030,384	$1,027,131

Revenues by geography for the three months ended March 31 were as follows:

	2020	2019
	(Dollars in thousands)
North America	$822,405	$810,741
Europe and other	207,979	216,390
	$1,030,384	$1,027,131

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2020 and 2019 and for the
three months then ended is unaudited)
Our contracts generally include standard commercial payment terms generally acceptable in each region. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry. We have no significant obligations for refunds, warranties or similar obligations. Trade accounts receivable, net are shown separately on our Condensed Consolidated Balance Sheet. Contract assets are the result of the timing of revenue recognition, billings and cash collections. Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $68.9 million, $75.3 million, and $71.1 million as of March 31, 2020 and 2019 and December 31, 2019, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheet.

Note 3.               Acquisition

On February 4, 2020 we acquired Cobra Plastics, Inc., or Cobra Plastics, a manufacturer and seller of injection molded plastic closures for a wide variety of consumer products, with a particular focus on the aerosol overcap market. The purchase price for this acquisition of $39.8 million, net of cash acquired, was primarily funded with revolving loan borrowings under our amended and restated senior secured credit facility, or the Credit Agreement. For this acquisition, we applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date, and we recognized goodwill of $18.4 million and a customer relationship intangible asset of $11.5 million. Cobra Plastics' results of operations were included in our closures business since the acquisition date and were not significant since such date.

Note 4.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment for the three months ended March 31 were as follows:

	2020	2019
	(Dollars in thousands)
Metal containers	$1,963	$222
Closures	742	5,660
Plastic containers	94	201
	$2,799	$6,083

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2019	$42,815	$898	$—	$43,713
Charged to expense	1,362	1,242	195	2,799
Utilized and currency translation	(2,122)	(1,331)	(195)	(3,648)
Balance at March 31, 2020	$42,055	$809	$—	$42,864

Rationalization reserves as of March 31, 2020 were recorded in our Condensed Consolidated Balance Sheets as accrued liabilities of $4.7 million and other liabilities of $38.2 million. Exclusive of the footprint optimization plan for our metal container business and our resulting withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, announced in 2019, remaining expenses for our rationalization plans of $1.9 million are expected primarily through 2020 and remaining cash expenditures for our rationalization plans of $3.6 million are expected through 2023. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.1 million per year and be recognized annually for the next twenty years, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually for the next twenty years, beginning in 2020.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2020 and 2019 and for the
three months then ended is unaudited)

Note 5.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2019	$(139,102)	$(3,182)	$(117,458)	$(259,742)
Other comprehensive loss before reclassifications	(872)	(2,844)	(36,439)	(40,155)
Amounts reclassified from accumulated other comprehensive loss	1,811	389	—	2,200
Other comprehensive loss	939	(2,455)	(36,439)	(37,955)
Balance at March 31, 2020	$(138,163)	$(5,637)	$(153,897)	$(297,697)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three months ended March 31, 2020, were net (losses) of $(2.4) million, excluding an income tax benefit of $0.6 million. These net (losses) consisted of amortization of net actuarial (losses) of $(2.8) million and amortization of net prior service credit of $0.4 million, respectively. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2020 were not significant.

Other comprehensive loss before reclassifications related to foreign currency translation for the three months ended March 31, 2020, consisted of (i) foreign currency (losses) related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $(32.9) million, (ii) foreign currency (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature of $(3.0) million, and (iii) foreign currency (losses) related to our net investment hedges of $(0.7) million, excluding an income tax benefit of $0.2 million. See Note 8 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2020 and 2019 and for the
three months then ended is unaudited)

Note 6.               Inventories

Inventories consisted of the following:

	March 31, 2020	March 31, 2019	Dec. 31, 2019
	(Dollars in thousands)
Raw materials	$261,058	$244,859	$286,953
Work-in-process	148,034	135,685	134,417
Finished goods	432,085	418,702	355,337
Other	13,126	12,850	12,793
	854,303	812,096	789,500
Adjustment to value inventory at cost on the LIFO method	(156,495)	(125,883)	(156,495)
	$697,808	$686,213	$633,005

Note 7.               Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2020	March 31, 2019	Dec. 31, 2019
	(Dollars in thousands)
Bank debt
Bank revolving loans	$827,000	$506,000	$—
U.S. term loans	—	800,000	760,000
Canadian term loans	—	15,825	4,703
Other foreign bank revolving and term loans	29,239	30,906	31,127
Total bank debt	856,239	1,352,731	795,830
5½% Senior Notes	—	300,000	—
4¾% Senior Notes	300,000	300,000	300,000
3¼% Senior Notes	713,490	729,170	729,755
4⅛% Senior Notes	600,000	—	400,000
2¼% Senior Notes	548,839	—	—
Finance leases	32,582	22,167	33,288
Total debt - principal	3,051,150	2,704,068	2,258,873
Less unamortized debt issuance costs and debt discount	21,926	12,492	14,452
Total debt	3,029,224	2,691,576	2,244,421
Less current portion	854,653	578,001	29,813
	$2,174,571	$2,113,575	$2,214,608

At March 31, 2020, the current portion of long-term debt consisted of $827.0 million of bank revolving loans under the Credit Agreement, $26.0 million of other foreign bank revolving and term loans and $1.7 million of finance leases.

On February 26, 2020, we issued (i) an additional $200 million aggregate principal amount of our 4⅛% Senior Notes due 2028, or the 4⅛% Notes, at 99.5 percent of their principal amount, plus accrued and unpaid interest from November 12, 2019, and €500 million aggregate principal amount of our 2¼% Senior Notes due 2028, or the 2¼% Notes, at 100 percent of their principal amount. We used the net proceeds from these issuances and revolving loan borrowings under the Credit Agreement to

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2020 and 2019 and for the
three months then ended is unaudited)
prepay all of our outstanding U.S. A term loans under the Credit Agreement. As a result of this prepayment, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.5 million during the first quarter of 2020 for the write-off of unamortized debt issuance costs.

2¼% SENIOR NOTES

The 2¼% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with our existing and future unsecured unsubordinated indebtedness, including our 4¾% Senior Notes due 2025, or the 4¾% Notes, our 3¼% Senior Notes due 2025, or the 3¼% Notes, and the 4⅛% Notes, and ahead of our existing and future subordinated debt, if any. The 2¼% Notes are effectively subordinated to Silgan’s secured debt to the extent of the assets securing such debt and structurally subordinated to all obligations of subsidiaries of Silgan.

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2020 and 2019 and for the
three months then ended is unaudited)
Note 8.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at March 31, 2020:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$614,846	$614,846

Liabilities:
Bank debt	$856,239	$856,239
4¾% Notes	300,000	289,500
3¼% Notes	713,490	699,263
4⅛% Notes	599,009	553,500
2¼% Notes	548,839	489,015
Derivative instruments (accrued and other liabilities)	7,396	7,396

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at March 31, 2020 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

Financial Instruments Not Measured at Fair Value

Our bank debt, 4¾% Notes, 3¼% Notes, 4⅛% Notes and 2¼% Notes were recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to measure them at fair value. We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 4¾% Notes, 3¼% Notes, 4⅛% Notes and 2¼% Notes were estimated based on quoted market prices, a Level 1 input.

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
(Information at March 31, 2020 and 2019 and for the
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

Interest Rate Swap Agreements

We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations.  These agreements have a fixed rate of 2.878 percent and mature on March 24, 2023. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three months ended March 31, 2020. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements in effect at March 31, 2020 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three months ended March 31, 2020. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at March 31, 2020 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros and Canadian dollars. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations. We have designated the 3¼% Notes and the 2¼% Notes, which are Euro denominated, as net investment hedges. Foreign currency losses related to our net investment hedges included in accumulated other comprehensive loss for the three months ended March 31, 2020 were $(0.7) million.

Note 9.               Commitments and Contingencies

A competition authority in Germany commenced an antitrust investigation in 2015 involving the industry association for metal packaging in Germany and its members, including our metal container and closures subsidiaries in Germany. At the end of April 2018, the European Commission commenced an antitrust investigation involving the metal packaging industry in Europe including our metal container and closures subsidiaries, which should effectively close out the investigation in Germany. Given the current stage of the investigation, we cannot reasonably assess what actions may result from these investigations or estimate what costs we may incur as a result thereof.

We are a party to other legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2020 and 2019 and for the
three months then ended is unaudited)

Note 10.               Retirement Benefits

The components of the net periodic pension benefit credit for the three months ended March 31 were as follows:

	2020	2019
	(Dollars in thousands)
Service cost	$3,486	$3,258
Interest cost	5,710	7,049
Expected return on plan assets	(17,993)	(15,113)
Amortization of prior service cost	55	19
Amortization of actuarial losses	2,934	4,119
Net periodic benefit credit	$(5,808)	$(668)

The components of the net periodic other postretirement benefit credit for the three months ended March 31 were as follows:

	2020	2019
	(Dollars in thousands)
Service cost	$23	$22
Interest cost	142	185
Amortization of prior service credit	(483)	(582)
Amortization of actuarial gains	(70)	(167)
Net periodic benefit credit	$(388)	$(542)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2020 and 2019 and for the
three months then ended is unaudited)

Note 11.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, has completed its review of the 2018 tax year with no change to our filed federal income tax return. We have been accepted into the Compliance Assurance Program for the 2019 and 2020 tax years which provides for the review by the IRS of tax matters relating to our tax return prior to filing.

Note 12.               Treasury Stock

On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021. During the three months ended March 31, 2020, we repurchased an aggregate of 259,461 shares of our common stock at an average price per share of $26.71, for a total purchase price of $6.9 million. At March 31, 2020, we had approximately $105.6 million remaining under this authorization for the repurchase of our common stock.

During the first three months of 2020, we issued 514,053 treasury shares which had an average cost of $3.16 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 200,872 shares of our common stock at an average cost of $28.53 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of March 31, 2020, 64,278,312 shares of our common stock were held in treasury.

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first three months of 2020, 334,800 restricted stock units were granted to certain of our officers and other key employees.  The fair value of these restricted stock units at the grant date was $9.6 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2020 and 2019 and for the
three months then ended is unaudited)

Note 14.             Business Segment Information

Reportable business segment information for the three months ended March 31was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended March 31, 2020
Net sales	$508,519	$357,151	$164,714	$—	$1,030,384
Depreciation and amortization(1)	20,481	20,123	9,486	40	50,130
Rationalization charges	1,963	742	94	—	2,799
Segment income	47,479	45,229	22,047	(12,614)	102,141

Three Months Ended March 31, 2019
Net sales	$507,062	$356,199	$163,870	$—	$1,027,131
Depreciation and amortization(1)	21,107	20,354	8,816	41	50,318
Rationalization charges	222	5,660	201	—	6,083
Segment income	38,897	40,256	12,066	(4,477)	86,742

_____________

(1)Depreciation and amortization excludes amortization of debt discount and debt issuance costs of $1.0 million for the three months ended March 31, 2020 and debt issuance costs of $0.9 million for the three months ended March 31, 2019, respectively.

Total segment income is reconciled to income before income taxes as follows:

	2020	2019
	(Dollars in thousands)
Total segment income	$102,141	$86,742
Interest and other debt expense	24,970	27,103
Income before income taxes	$77,171	$59,639

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2020 and 2019 and for the
three months then ended is unaudited)

Note 15. Subsequent Events

Securities and Assets Sale Agreement for the Acquisition of Albéa’s Dispensing Business

As previously disclosed, on January 27, 2020, we, on behalf of ourself and certain of our subsidiaries, made a binding offer, or the Offer, to Twist Beauty Packaging S.A.S., or Albéa, on behalf of itself and certain of its subsidiaries, or the Sellers, to purchase all the outstanding securities of certain subsidiaries of the Sellers engaged in the dispensing business and certain assets related to the Sellers’ dispensing business in China, or collectively the Albéa Dispensing Business, for an aggregate cash purchase price of $900 million, subject to certain adjustments including for working capital, other current assets and current liabilities and net indebtedness, or the Acquisition.

The Albéa Dispensing Business is a leading global supplier of highly engineered pumps, sprayers and foam dispensing solutions to major branded consumer goods product companies in the beauty and personal care markets. It operates a global network of 10 plants across North America, Europe, South America and Asia. For the year ended December 31, 2019, the Albéa Dispensing Business reported net sales of approximately $395 million.

In accordance with the terms of the Offer, following the conclusion of consultation and notification processes with applicable works’ councils and trade unions, on April 14, 2020, Albéa exercised the option contained in the Offer, and on April 21, 2020 we and certain of our subsidiaries and the Sellers executed the securities and assets sale agreement, or the SPA, substantially in the form attached to the Offer.

We expect to fund the purchase price for the Acquisition using borrowings under an Incremental Term Loan Commitment Agreement entered into pursuant to the Credit Agreement, as further described below, together with cash on hand and borrowings of revolving loans under the Credit Agreement.

The Acquisition is expected to close in the first half of 2020, subject to the satisfaction or waiver of certain closing conditions, including remaining antitrust clearances. The SPA provides that either we or the Sellers have the right to terminate the SPA in the event that the applicable antitrust clearances have not been obtained by October 27, 2020, or the Outside Date; provided, however, that we and the Sellers have the right to unilaterally postpone the Outside Date by up to three months after the Outside Date, or the Postponed Outside Date, in the event that applicable antitrust clearances have not yet been obtained by the Outside Date. The SPA further provides that if the applicable antitrust clearances have not been obtained by the Outside Date or the Postponed Outside Date, as the case may be, then we are required to pay a break fee of $25 million to the Sellers.

In connection with the SPA, we and certain of our subsidiaries and the Sellers have also entered into an ancillary representations and warranties agreement containing customary representations and warranties made by the Sellers in respect of the Acquisition and will enter into other agreements at closing for the Acquisition, including a transition services agreement.
Incremental Term Loan Commitment Agreement

On April 17, 2020, we and certain of our subsidiaries entered into an Incremental Term Loan Commitment Agreement, or the Incremental Term Loan Commitment Agreement, with the Incremental Term A-1 Loan Lenders thereunder and Wells Fargo Bank, National Association, as Administrative Agent and an Incremental Term A-1 Loan Lender. The Incremental Term Loan Commitment Agreement was entered into pursuant to the Credit Agreement and provides for the Incremental Term A-1 Loan Lenders to lend to us, on a delayed draw basis and pursuant to the terms of the Incremental Term Loan Commitment Agreement and the Credit Agreement, $900 million of Incremental Term A-1 Loans to fund the purchase price for the Acquisition and related fees, costs and expenses.

The Incremental Term A-1 Loans mature on May 30, 2024, the same maturity date for term loans under the Credit Agreement. The Incremental Term Loan Commitment Agreement provides that the Incremental Term A-1 Loans are repayable in installments of $90 million on each of December 31, 2021, 2022 and 2023, with the remaining outstanding principal balance to be repaid on May 30, 2024.

The Incremental Term A-1 Loans will initially have an Applicable Margin (as defined in the Credit Agreement) of 1.75 percent per annum in the case of Eurodollar Rate Loans (as defined in the Credit Agreement) and 0.75 percent per annum in the case of Base Rate Loans (as defined in the Credit Agreement), in both cases until the delivery of our financial statements for the fiscal

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2020 and 2019 and for the
three months then ended is unaudited)
quarter ending June 30, 2020. The Applicable Margin will vary between 1.25 percent to 1.75 percent per annum for Eurodollar Rate Loans and between 0.25 percent to 0.75 percent per annum for Base Rate Loans, in both cases based on our Total Net Leverage Ratio (as defined in the Credit Agreement).

The Incremental Term A-1 Loans will be guaranteed by the US Guarantors (as defined in the Credit Agreement) and secured on a pari passu basis by the same collateral that secures our outstanding loans under the Credit Agreement.

Commencing on May 27, 2020, we will pay a ticking fee to the Administrative Agent, for the account of each Incremental Term A-1 Loan Lender, at a rate of 0.30 percent per annum on the unfunded Incremental Term A-1 Loans. The ticking fee will be payable in arrears and will end on the earlier to occur of the date at which (i) the Incremental Term A-1 Loans are drawn or (ii) the SPA expires or is terminated in accordance with its terms, as applicable.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934, as amended.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31

	2020	2019
Net sales
Metal containers	49.3%	49.4%
Closures	34.7	34.7
Plastic containers	16.0	15.9
Consolidated	100.0	100.0
Cost of goods sold	82.0	83.8
Gross profit	18.0	16.2
Selling, general and administrative expenses	8.7	7.6
Rationalization charges	0.3	0.6
Other pension and postretirement income	(0.9)	(0.4)
Income before interest and income taxes	9.9	8.4
Interest and other debt expense	2.4	2.6
Income before income taxes	7.5	5.8
Provision for income taxes	1.9	1.2
Net income	5.6%	4.6%

Summary unaudited results of operations for the three months ended March 31 are provided below.

	2020	2019
	(dollars in millions)
Net sales
Metal containers	$508.5	$507.0
Closures	357.2	356.2
Plastic containers	164.7	163.9
Consolidated	$1,030.4	$1,027.1

Segment income
Metal containers (1)	$47.5	$38.9
Closures (2)	45.2	40.2
Plastic containers (3)	22.0	12.1
Corporate (4)	(12.6)	(4.5)
Consolidated	$102.1	$86.7

(1) Includes rationalization charges of $2.0 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
(2) Includes rationalization charges of $0.7 million and $5.7 million for the three months ended March 31, 2020 and 2019, respectively.
(3) Includes rationalization charges of $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
(4) Includes costs attributed to announced acquisitions of $2.3 million in 2020.

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Overview.  Consolidated net sales were $1.03 billion in the first quarter of 2020, a 0.3 percent increase as compared to the first quarter of 2019 primarily due to higher volumes across all businesses, partially offset by the pass through of lower raw material costs, a less favorable mix of products sold and the impact of unfavorable foreign currency translation. Income before interest and income taxes for the first quarter of 2020 was $102.1 million, a $15.4 million increase as compared to the same period in 2019 primarily due to higher unit volumes, strong operating performance in both the metal and plastic container businesses, higher pension income and lower rationalization charges, partially offset by a less favorable mix of products sold in the metal container and closures businesses, the benefit in the prior year period from the delayed pass through of lower resin costs in the closures business, higher selling, general and administrative expenses and foreign currency transaction losses. Results for the first quarters of 2020 and 2019 included rationalization charges of $2.8 million and $6.1 million, respectively. Results for the first quarter of 2020 also included a loss on early extinguishment of debt of $1.5 million. Net income for the first quarter of 2020 was $57.6 million as compared to $46.7 million for the same period in 2019.  Net income per diluted share for the first quarter of 2020 was $0.52 as compared to $0.42 for the same period in 2019.

Net Sales.  The $3.3 million increase in consolidated net sales in the first quarter of 2020 as compared to the first quarter of 2019 was the result of higher net sales across all the businesses.

Net sales for the metal container business increased $1.5 million, or 0.3 percent, in the first quarter of 2020 as compared to the same period in 2019.  This increase was primarily the result of the higher unit volumes of approximately eight percent, partially offset by the pass through of lower raw material costs, a less favorable mix of products sold and the impact of unfavorable foreign currency translation of approximately $2.0 million. The increase in unit volumes was primarily due to lower volumes in the first quarter of 2019 as a result of the 2018 pre-buy of products by customers in anticipation of significant metal inflation in 2019 and the benefit in the first quarter of 2020 from higher volumes starting in March as a result of a spike in consumer demand in response to the coronavirus (COVID-19) crisis.

Net sales for the closures business increased $1.0 million, or 0.3 percent, in the first quarter of 2020 as compared to the same period in 2019.  This increase was primarily the result of higher unit volumes of approximately five percent, partially offset by the pass through of lower raw material costs, a less favorable mix of products sold and the impact of unfavorable foreign currency translation of approximately $5.0 million. The increase in unit volumes was principally the result of strong volumes for food and beverage products as well as certain consumer health and personal care products starting in March due to a spike in consumer demand in response to the coronavirus (COVID-19) crisis, lower volumes in the first quarter of 2019 as a result of the 2018 pre-buy of products by customers in anticipation of significant metal inflation in 2019 and volumes from the recent acquisition of Cobra Plastics. These volume gains were partially offset by some weakness in certain beauty products as consumers shifted buying patterns as a result of the coronavirus (COVID-19) crisis.

Net sales for the plastic container business increased $0.8 million, or 0.5 percent, in the first quarter of 2020 as compared to the same period in 2019. This increase was principally due to higher volumes of approximately six percent, partially offset by the pass through of lower raw material costs and a less favorable mix of products sold. The increase in volumes was due primarily to higher demand for certain food and consumer health products starting in March as a result of a spike in consumer demand in response to the coronavirus (COVID-19) crisis.

Gross Profit.  Gross profit margin increased 1.8 percentage points to 18.0 percent in the first quarter of 2020 as compared to the same period in 2019 for the reasons discussed below in "Income before Interest and Income Taxes."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased to 8.7 percent in the first quarter of 2020 as compared to 7.6 percent in the same period in 2019. Selling, general and administrative expenses increased $12.2 million to $89.9 million for the first quarter of 2020 as compared to $77.7 million for the same period in 2019. The increase in selling, general and administrative expenses was principally the result of higher employee incentive expense due primarily to one-time plant employee incentive payments during the coronavirus (COVID-19) crisis, costs attributed to announced acquisitions and foreign currency transaction losses in the current year period.

Income before Interest and Income Taxes.  Income before interest and income taxes for the first quarter of 2020 increased by $15.4 million as compared to the first quarter of 2019, and margins increased to 9.9 percent from 8.4 percent over the same periods. The increase in income before interest and income taxes was primarily the result of higher income in each of the businesses, partially offset by higher corporate expense. Rationalization charges were $2.8 million and $6.1 million in the first quarters of 2020 and 2019, respectively.

Segment income of the metal container business for the first quarter of 2020 increased $8.6 million as compared to the same period in 2019, and segment income margin increased to 9.3 percent from 7.7 percent over the same periods.  The increase in segment income was primarily attributable to higher unit volumes, strong operating performance and higher pension income, partially offset by a less favorable mix of products sold, higher rationalization charges and foreign currency transaction losses in the current year period. Rationalization charges were $2.0 million and $0.2 million in the first quarters of 2020 and 2019, respectively.

Segment income of the closures business for the first quarter of 2020 increased $5.0 million as compared to the same period in 2019, and segment income margin increased to 12.7 percent from 11.3 percent over the same periods.  The increase in segment income was primarily due to higher unit volumes, lower rationalization charges and higher pension income, partially offset by a less favorable mix of products sold and the benefit in the prior year period from the delayed pass through of lower resin costs. Rationalization charges were $0.7 million and $5.7 million in the first quarters of 2020 and 2019, respectively.

Segment income of the plastic container business for the first quarter of 2020 increased $9.9 million as compared to the same period in 2019, and segment income margin increased to 13.4 percent from 7.4 percent over the same periods.  The increase in segment income was primarily attributable to higher volumes, lower manufacturing costs including for raw materials, and higher pension income.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first quarter of 2020 decreased $3.6 million to $23.5 million as compared to $27.1 million in the same period in 2019. This decrease was primarily due to lower weighted average interest rates and lower weighted average outstanding borrowings during the quarter as a result of the utilization of prior year free cash flow to repay debt. Weighted average interest rates were lower during the current quarter due to the redemption of all outstanding 5½% Senior Notes due 2022 in the third quarter of 2019 and lower variable market rates. In February 2020, we issued the 2¼% Notes and the additional 4⅛% Notes. The net proceeds from these issuances were utilized to prepay outstanding U.S. A term loans under the Credit Agreement. In conjunction with this prepayment, we recognized a loss on early extinguishment of debt of $1.5 million in the first quarter of 2020.

Provision for Income Taxes. The effective tax rates were 25.4 percent and 21.6 percent for the first quarters of 2020 and 2019, respectively. The effective tax rate in the first quarter of 2019 was favorably impacted by the timing of certain tax deductions recognized in the quarter and changes in certain state tax rates.

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

On February 26, 2020, we issued (i) an additional $200 million aggregate principal amount of the 4⅛% Notes at 99.5 percent of their principal amount, plus accrued and unpaid interest from November 12, 2019, and €500 million aggregate principal amount of the 2¼% Notes at 100 percent of their principal amount. We used the net proceeds from these issuances and revolving loan borrowings under the Credit Agreement to prepay all of our outstanding U.S. A term loans under the Credit Agreement. As a result of this prepayment, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.5 million during the first quarter of 2020 for the write-off of unamortized debt issuance costs. You should also read Note 7 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2020 included elsewhere in this Quarterly Report.

For the three months ended March 31, 2020, we used net borrowings of revolving loans of $828.1 million and net proceeds from the issuance of the 2¼% Notes and the additional 4⅛% Notes of $739.7 million to fund repayments of long-term debt of $766.2 million, cash used in operations of $168.1 million, decreases in outstanding checks of $79.0 million, net capital expenditures and other investing activities of $64.6 million, the purchase of Cobra Plastics for $39.8 million, dividends paid on our common stock of $13.8 million, repurchases of our common stock of $12.7 million, debt issuance costs of $7.5 million and to increase cash and cash equivalents (including the negative effect of exchange rate changes of $5.1 million) by $411.0 million.

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

To ensure access to liquidity in light of the coronavirus (COVID-19) crisis, we borrowed $500 million of revolving loans under the Credit Agreement in March 2020 to increase our cash and cash equivalents. Accordingly, we held cash and cash equivalents of $614.8 million at March 31, 2020. At March 31, 2020, we had $827.0 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at March 31, 2020 was $346.3 million and Cdn $15.0 million.

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

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $3.6 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively. Exclusive of the footprint optimization plan for our metal container business and our resulting withdrawal from the Central States Pension Plan announced in 2019, remaining expenses for our rationalization plans of $1.9 million are expected primarily through 2020 and remaining cash expenditures for our rationalization plans of $3.6 million are expected through 2023. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.1 million per year and be recognized annually for the next twenty years, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually for the next twenty years, beginning in 2020.
You should also read Note 4 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2020 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  Since such filing, other than the changes discussed in Notes 7 and 15 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2020 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the first quarter of 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a) Total Number of Shares Purchased
		(b) Average Price Paid per Share

January 1-31, 2020	—	—	—	$112.5
February 1-29, 2020	—	—	—	$112.5
March 1-31, 2020	259,461	$26.71	259,461	$105.6

Total	259,461	$26.71	259,461	$105.6

(1) On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021. Prior to the first quarter of 2020, we had repurchased approximately $112.5 million of our common stock pursuant to such authorization.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: May 8, 2020	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)