Form 10-Q
period 2020-06-30
SILGAN HOLDINGS INC
filed 2020-08-07
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of July 31, 2020, the number of shares outstanding of the Registrant’s common stock was 110,885,829.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2020	June 30, 2019	Dec. 31, 2019
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$191,082	$111,341	$203,824
Trade accounts receivable, net	729,275	666,681	504,986
Inventories	821,448	822,584	633,005
Prepaid expenses and other current assets	85,918	59,245	64,993
Total current assets	1,827,723	1,659,851	1,406,808

Property, plant and equipment, net	1,729,481	1,523,850	1,570,331
Goodwill	1,668,614	1,146,363	1,142,223
Other intangible assets, net	635,156	369,210	354,615
Other assets, net	512,082	411,944	457,082
	$6,373,056	$5,111,218	$4,931,059

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$391,418	$886,458	$29,813
Trade accounts payable	601,740	598,484	727,053
Accrued payroll and related costs	103,458	68,585	66,866
Accrued liabilities	266,512	143,360	194,797
Total current liabilities	1,363,128	1,696,887	1,018,529

Long-term debt	3,106,425	1,824,533	2,214,608
Deferred income taxes	357,131	270,430	254,836
Other liabilities	456,678	389,466	419,764

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	296,639	280,636	289,422
Retained earnings	2,249,391	2,049,995	2,141,302
Accumulated other comprehensive loss	(297,360)	(265,373)	(259,742)
Treasury stock	(1,160,727)	(1,137,107)	(1,149,411)
Total stockholders’ equity	1,089,694	929,902	1,023,322
	$6,373,056	$5,111,218	$4,931,059

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2020 and 2019
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net sales	$1,176,470	$1,093,163	$2,206,854	$2,120,294
Cost of goods sold	952,375	909,650	1,797,661	1,770,784
Gross profit	224,095	183,513	409,193	349,510
Selling, general and administrative expenses	100,624	80,087	190,487	157,749
Rationalization charges	1,942	39,317	4,741	45,400
Other pension and postretirement income	(9,705)	(4,490)	(19,410)	(8,980)
Income before interest and income taxes	131,234	68,599	233,375	155,341
Interest and other debt expense before loss on early extinguishment of debt	25,837	28,401	49,326	55,505
Loss on early extinguishment of debt	—	—	1,481	—
Interest and other debt expense	25,837	28,401	50,807	55,505
Income before income taxes	105,397	40,198	182,568	99,836
Provision for income taxes	27,225	9,243	46,796	22,140
Net income	$78,172	$30,955	$135,772	$77,696

Earnings per share:
Basic net income per share	$0.70	$0.28	$1.22	$0.70
Diluted net income per share	$0.70	$0.28	$1.22	$0.70

Weighted average number of shares:
Basic	110,901	111,185	110,879	110,945
Effect of dilutive securities	433	317	501	600
Diluted	111,334	111,502	111,380	111,545

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2020 and 2019
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net income	$78,172	$30,955	$135,772	$77,696
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	1,809	2,614	2,748	5,120
Change in fair value of derivatives	104	(1,601)	(2,351)	(2,488)
Foreign currency translation	(1,576)	6,045	(38,015)	803
Other comprehensive income (loss)	337	7,058	(37,618)	3,435
Comprehensive income	$78,509	$38,013	$98,154	$81,131

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2020 and 2019
(Dollars in thousands)
(Unaudited)

	2020	2019
Cash flows provided by (used in) operating activities:
Net income	$135,772	$77,696
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	104,197	104,102
Rationalization charges	4,741	45,400
Stock compensation expense	9,056	8,244
Loss on early extinguishment of debt	1,481	—
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(179,949)	(155,198)
Inventories	(148,141)	(187,790)
Trade accounts payable	(68,026)	(19,421)
Accrued liabilities	67,936	(22,875)
Other, net	9,129	20,764
Net cash used in operating activities	(63,804)	(129,078)

Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	(941,102)	—
Capital expenditures	(106,436)	(116,165)
Other, net	983	560
Net cash used in investing activities	(1,046,555)	(115,605)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	927,302	703,359
Repayments under revolving loans	(570,955)	(287,368)
Proceeds from issuance of long-term debt	1,639,661	—
Repayments of long-term debt	(766,170)	(8,161)
Changes in outstanding checks - principally vendors	(79,006)	(83,670)
Dividends paid on common stock	(27,121)	(26,415)
Debt issuance costs	(10,265)	—
Repurchase of common stock	(13,155)	(15,252)
Net cash provided by financing activities	1,100,291	282,493

Effect of exchange rate changes on cash and cash equivalents	(2,674)	712

Cash and cash equivalents:
Net (decrease) increase	(12,742)	38,522
Balance at beginning of year	203,824	72,819
Balance at end of period	$191,082	$111,341

Interest paid, net	$38,058	$53,069
Income taxes paid, net	28,974	23,634

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three and six months ended June 30, 2020 and 2019
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Common stock - shares outstanding
Balance at beginning of period	110,834	111,128	110,780	110,430
Net issuance of treasury stock for vested restricted stock units	52	48	365	746
Repurchases of common stock	—	—	(259)	—
Balance at end of period	110,886	111,176	110,886	111,176

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751	$1,751

Paid-in capital
Balance at beginning of period	292,283	276,435	289,422	276,062
Stock compensation expense	4,573	4,335	9,056	8,244
Net issuance of treasury stock for vested restricted stock units	(217)	(134)	(1,839)	(3,670)
Balance at end of period	296,639	280,636	296,639	280,636

Retained earnings
Balance at beginning of period	2,184,691	2,031,487	2,141,302	1,997,785
Net income	78,172	30,955	135,772	77,696
Dividends declared on common stock	(13,472)	(12,447)	(27,018)	(24,893)
Adoption of accounting standards updates related to credit losses in 2020 and leases in 2019	—	—	(665)	(593)
Balance at end of period	2,249,391	2,049,995	2,249,391	2,049,995

Accumulated other comprehensive loss
Balance at beginning of period	(297,697)	(272,431)	(259,742)	(268,808)
Other comprehensive loss	337	7,058	(37,618)	3,435
Balance at end of period	(297,360)	(265,373)	(297,360)	(265,373)

Treasury stock
Balance at beginning of period	(1,160,453)	(1,137,035)	(1,149,411)	(1,125,525)
Net issuance of treasury stock for vested restricted stock units	(274)	(72)	(4,382)	(11,582)
Repurchases of common stock	—	—	(6,934)	—
Balance at end of period	(1,160,727)	(1,137,107)	(1,160,727)	(1,137,107)
Total stockholders' equity	$1,089,694	$929,902	$1,089,694	$929,902

Dividends declared on common stock per share	$0.12	$0.11	$0.24	$0.22

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2020 and 2019 and for the
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

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable business segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Dollars in thousands)
Metal containers	$597,191	$575,618	$1,105,709	$1,082,680
Closures	410,468	363,344	767,619	719,543
Plastic containers	168,811	154,201	333,526	318,071
	$1,176,470	$1,093,163	$2,206,854	$2,120,294

Revenues by geography were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Dollars in thousands)
North America	$897,327	$858,565	$1,715,000	$1,669,332
Europe and other	279,143	234,598	491,854	450,962
	$1,176,470	$1,093,163	$2,206,854	$2,120,294

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2020 and 2019 and for the
three and six months then ended is unaudited)

Our contracts generally include standard commercial payment terms generally acceptable in each region. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry. We have no significant obligations for refunds, warranties or similar obligations. Trade accounts receivable, net are shown separately on our Condensed Consolidated Balance Sheet. Contract assets are the result of the timing of revenue recognition, billings and cash collections. Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $80.4 million, $77.2 million, and $71.1 million as of June 30, 2020 and 2019 and December 31, 2019, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheet.

Note 3.               Acquisitions

Cobra Plastics Acquisition

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

Albéa Dispensing Business Acquisition

On June 1, 2020, we acquired the dispensing operations of the Albéa Group, or the Albéa Dispensing Business, a leading global supplier of highly engineered pumps, sprayers and foam dispensing solutions to major branded consumer goods product companies in the beauty and personal care markets. It operates a global network of ten manufacturing facilities across North America, Europe, South America and Asia. This acquisition is strategically important for us, as it expands our closures franchise and, in particular, our dispensing systems operations. The Albéa Dispensing Business is included in our closures business as of the acquisition date.

We acquired the Albéa Dispensing Business for a purchase price in cash of $901.3 million, net of cash acquired. The purchase price is subject to adjustment for working capital, other current assets and current liabilities and net indebtedness. We incurred acquisition related costs for the Albéa Dispensing Business totaling $16.1 million and $18.3 million for the three and six months ended June 30, 2020, respectively, which are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Income. We funded the purchase price for this acquisition with term and revolving loan borrowings under the Credit Agreement, including a delayed draw term loan of $900 million. See Note 8 for further information.

The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition using valuation techniques including the income, cost and market approaches, primarily using Level 3 inputs (as defined in Note 9). The purchase price allocation is preliminary and subject to change pending a final valuation of the assets and liabilities, including property, plant and equipment and intangible assets, and the related tax impact of any adjustments to such valuations. In connection with this acquisition, we recorded a charge of $3.5 million related to the write-up of acquired inventory of the Albéa Dispensing Business as a result of purchase accounting.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2020 and 2019 and for the
three and six months then ended is unaudited)
The allocated fair value of assets acquired and liabilities assumed are summarized as follows (in thousands)

Trade accounts receivable	$48,177
Inventories	41,178
Property, plant and equipment	167,316
Other intangible assets	287,000
Other assets	42,593
Trade accounts payable and accrued liabilities	(66,506)
Deferred income tax liabilities	(90,791)
Debt and other liabilities	(36,587)
Total identifiable net assets	392,380
Goodwill	508,894
Cash paid at closing, net of cash acquired	$901,274

Goodwill of $508.9 million consists largely of our increased capacity to serve our global customers and achieve operational synergies and has been assigned to our closures segment. A majority of the goodwill is not expected to be deductible for income tax purposes. Other intangible assets consist of customer relationships of $260.0 million with an estimated remaining life of 24 years and technology know-how of $27.0 million with an estimated remaining life of 8 years. Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives of up to 35 years.

Our consolidated results of operations for the three and six months ended June 30, 2020 included the results for the Albéa Dispensing Business since the acquisition date. Net sales from the Albéa Dispensing Business operations of $29.9 million were included in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020.

Note 4.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Dollars in thousands)
Metal containers	$1,153	$39,023	$3,116	$39,245
Closures	700	248	1,442	5,908
Plastic containers	89	46	183	247
	$1,942	$39,317	$4,741	$45,400

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2020 and 2019 and for the
three and six months then ended is unaudited)
Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2019	$42,815	$898	$—	$43,713
Charged to expense	2,715	1,506	520	4,741
Utilized and currency translation	(3,887)	(1,752)	(520)	(6,159)
Balance at June 30, 2020	$41,643	$652	$—	$42,295

Rationalization reserves as of June 30, 2020 were recorded in our Condensed Consolidated Balance Sheets as accrued liabilities of $4.5 million and other liabilities of $37.8 million. Exclusive of the footprint optimization plan for our metal container business and our resulting withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, announced in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $1.9 million and $3.4 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.1 million per year and be recognized annually for the next twenty years, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually for the next twenty years, beginning in 2020.

Note 5.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2019	$(139,102)	$(3,182)	$(117,458)	$(259,742)
Other comprehensive loss before reclassifications	(872)	(3,192)	(38,015)	(42,079)
Amounts reclassified from accumulated other comprehensive loss	3,620	841	—	4,461
Other comprehensive loss	2,748	(2,351)	(38,015)	(37,618)
Balance at June 30, 2020	$(136,354)	$(5,533)	$(155,473)	$(297,360)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and six months ended June 30, 2020, were net (losses) of $(2.5) million and $(4.9) million, respectively, excluding income tax benefits of $0.7 million and $1.3 million, respectively. For the three and six months ended June 30, 2020 these net (losses) consisted of amortization of net actuarial (losses) of $(2.9) million and $(5.7) million and amortization of net prior service credit of $0.4 million and $0.8 million, respectively. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 11 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2020 were not significant.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2020 and 2019 and for the
three and six months then ended is unaudited)
Other comprehensive loss before reclassifications related to foreign currency translation for the three and six months ended June 30, 2020, consisted of (i) foreign currency gains (losses) related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $10.2 million and $(22.7) million, respectively, (ii) foreign currency gains (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature of $0.1 million and $(2.9) million, respectively, and (iii) foreign currency (losses) related to our net investment hedges of $(15.6) million and $(16.2) million, respectively, excluding income tax benefits of $3.6 million and $3.8 million, respectively. See Note 9 for further discussion.

Note 6.               Inventories

Inventories consisted of the following:

	June 30, 2020	June 30, 2019	Dec. 31, 2019
	(Dollars in thousands)
Raw materials	$298,550	$271,396	$286,953
Work-in-process	165,505	141,268	134,417
Finished goods	499,799	523,145	355,337
Other	14,089	12,658	12,793
	977,943	948,467	789,500
Adjustment to value inventory at cost on the LIFO method	(156,495)	(125,883)	(156,495)
	$821,448	$822,584	$633,005

Note 7.               Goodwill and Other Intangibles

Changes in the carrying amount of goodwill were as follows:

	Metal Containers	Closures	Plastic Containers	Total
	(Dollars in thousands)
Balance at December 31, 2019	$113,463	$801,776	$226,984	$1,142,223
Acquisitions	—	527,270	—	527,270
Currency translation	(84)	35	(830)	(879)
Balance at June 30, 2020	$113,379	$1,329,081	$226,154	$1,668,614

In connection with our acquisitions of Cobra Plastics and the Albéa Dispensing Business as discussed in Note 3, we recognized goodwill of $527.3 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2020 and 2019 and for the
three and six months then ended is unaudited)
The components of other intangible assets, net were as follows:

	June 30, 2020		December 31, 2019
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$688,391	$(126,737)	$422,042	$(116,575)
Other	68,075	(26,713)	39,447	(22,439)
	756,466	(153,450)	461,489	(139,014)
Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—
	$788,606	$(153,450)	$493,629	$(139,014)

In connection with our acquisitions of Cobra Plastics and the Albéa Dispensing Business as discussed in Note 3, we recognized intangible assets for customer relationships of $271.5 million and technology know-how of $27.0 million.

Amortization expense was $8.1 million and $14.9 million for the three and six months ended June 30, 2020, respectively, and $6.8 million and $13.6 million for the three and six months ended June 30, 2019, respectively. Amortization expense is expected to be $35.8 million, $40.4 million, $39.3 million, $39.2 million and $38.3 million for the years ended December 31, 2020 through 2024, respectively.

Note 8.               Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2020	June 30, 2019	Dec. 31, 2019
	(Dollars in thousands)
Bank debt
Bank revolving loans	$354,000	$506,000	$—
U.S. term loans	900,000	800,000	760,000
Canadian term loans	—	16,133	4,703
Other foreign bank revolving and term loans	42,534	39,269	31,127
Total bank debt	1,296,534	1,361,402	795,830
5½% Senior Notes	—	300,000	—
4¾% Senior Notes	300,000	300,000	300,000
3¼% Senior Notes	728,520	739,245	729,755
4⅛% Senior Notes	600,000	—	400,000
2¼% Senior Notes	560,400	—	—
Finance leases	35,102	22,219	33,288
Total debt - principal	3,520,556	2,722,866	2,258,873
Less unamortized debt issuance costs and debt discount	22,713	11,875	14,452
Total debt	3,497,843	2,710,991	2,244,421
Less current portion	391,418	886,458	29,813
	$3,106,425	$1,824,533	$2,214,608

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2020 and 2019 and for the
three and six months then ended is unaudited)
At June 30, 2020, the current portion of long-term debt consisted of $354.0 million of bank revolving loans under the Credit Agreement, $35.6 million of other foreign bank revolving and term loans and $1.8 million of finance leases.

On February 26, 2020, we issued (i) an additional $200 million aggregate principal amount of our 4⅛% Senior Notes due 2028, or the 4⅛% Notes, at 99.5 percent of their principal amount, plus accrued and unpaid interest from November 12, 2019, and €500 million aggregate principal amount of our 2¼% Senior Notes due 2028, or the 2¼% Notes, at 100 percent of their principal amount. We used the net proceeds from these issuances and revolving loan borrowings under the Credit Agreement to prepay all of our outstanding U.S. term loans under the Credit Agreement at that time. As a result of this prepayment, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.5 million during the first quarter of 2020 for the write-off of unamortized debt issuance costs.

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
Incremental U.S. Term Loans
On April 17, 2020, we and certain of our subsidiaries entered into an Incremental Term Loan Commitment Agreement, or the Incremental Term Loan Commitment Agreement, with the lenders thereunder and Wells Fargo Bank, National Association, as Administrative Agent and a lender. The Incremental Term Loan Commitment Agreement was entered into pursuant to the Credit Agreement and provided for the lenders thereunder to lend to us, on a delayed draw basis, $900 million of Incremental U.S. Term Loans, or the Incremental U.S. Term Loans, to fund the purchase price for the acquisition of the Albéa Dispensing Business. On June 1, 2020, we borrowed $900 million of Incremental U.S. Term Loans under the Incremental Term Loan Commitment Agreement to fund the purchase price for the acquisition of the Albéa Dispensing Business.

The Incremental U.S. Term Loans mature on May 30, 2024 and are repayable in installments of $90 million on each of December 31, 2021, 2022 and 2023, with the remaining outstanding principal balance to be repaid on May 30, 2024.

The Incremental U.S. Term Loans initially have an Applicable Margin (as defined in the Credit Agreement) of 1.75 percent per annum in the case of Eurodollar Rate Loans (as defined in the Credit Agreement) and 0.75 percent per annum in the case of Base Rate Loans (as defined in the Credit Agreement), in both cases until the delivery of our financial statements for the fiscal quarter ending June 30, 2020. The Applicable Margin will vary between 1.25 percent to 1.75 percent per annum for Eurodollar

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2020 and 2019 and for the
three and six months then ended is unaudited)
Rate Loans and between 0.25 percent to 0.75 percent per annum for Base Rate Loans, in both cases based on our Total Net Leverage Ratio (as defined in the Credit Agreement).

The Incremental U.S. Term Loans are guaranteed by the US Guarantors (as defined in the Credit Agreement) and secured on a pari passu basis by the same collateral that secures our outstanding loans under the Credit Agreement.

Note 9.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at June 30, 2020:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$191,082	$191,082

Liabilities:
Bank debt	$1,296,534	$1,296,534
4¾% Senior Notes	300,000	303,813
3¼% Senior Notes	728,520	734,592
4⅛% Senior Notes	599,035	594,750
2¼% Senior Notes	560,400	540,450
Derivative instruments (accrued and other liabilities)	7,259	7,259

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at June 30, 2020 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

Financial Instruments Not Measured at Fair Value

Our bank debt, 4¾% Senior Notes, 3¼% Senior Notes, 4⅛% Senior Notes and 2¼% Senior Notes were recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to measure them at fair value. We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 4¾% Senior

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2020 and 2019 and for the
three and six months then ended is unaudited)
Notes, 3¼% Senior Notes, 4⅛% Senior Notes and 2¼% Senior Notes were estimated based on quoted market prices, a Level 1 input.

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

Interest Rate Swap Agreements

We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations.  These agreements have a fixed rate of 2.878 percent and mature on March 24, 2023. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three and six month periods ended June 30, 2020. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements in effect at June 30, 2020 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three and six month periods ended June 30, 2020. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at June 30, 2020 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros and Canadian dollars. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations. We have designated the 3¼% Senior Notes and the 2¼% Senior Notes, which are Euro denominated, as net investment hedges. Foreign currency losses related to our net investment hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2020 were $(15.6) million and $(16.2) million, respectively.

Note 10.               Commitments and Contingencies

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
(Information at June 30, 2020 and 2019 and for the
three and six months then ended is unaudited)
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

Note 11.               Retirement Benefits

The components of the net periodic pension benefit credit were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Dollars in thousands)
Service cost	$3,489	$3,254	$6,975	$6,512
Interest cost	5,710	7,043	11,420	14,092
Expected return on plan assets	(17,993)	(15,112)	(35,987)	(30,225)
Amortization of prior service cost	56	21	111	40
Amortization of actuarial losses	2,934	4,121	5,869	8,240
Net periodic benefit credit	$(5,804)	$(673)	$(11,612)	$(1,341)

The components of the net periodic other postretirement benefit credit were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Dollars in thousands)
Service cost	$25	$22	$48	$44
Interest cost	141	184	283	369
Amortization of prior service credit	(484)	(581)	(967)	(1,163)
Amortization of actuarial gains	(69)	(166)	(139)	(333)
Net periodic benefit credit	$(387)	$(541)	$(775)	$(1,083)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2020 and 2019 and for the
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

Note 13.               Treasury Stock

On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021. During the six months ended June 30, 2020, we repurchased an aggregate of 259,461 shares of our common stock at an average price per share of $26.71, for a total purchase price of $6.9 million. At June 30, 2020, we had approximately $105.6 million remaining under this authorization for the repurchase of our common stock.

During the first six months of 2020, we issued 582,151 treasury shares which had an average cost of $3.16 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 217,325 shares of our common stock at an average cost of $28.63 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of June 30, 2020, 64,226,667 shares of our common stock were held in treasury.

Note 14.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first six months of 2020, 423,622 restricted stock units were granted to certain of our officers, other key employees and outside directors.  The fair value of these restricted stock units at the grant date was $12.5 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2020 and 2019 and for the
three and six months then ended is unaudited)

Note 15.             Business Segment Information

Reportable business segment information was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended June 30, 2020
Net sales	$597,191	$410,468	$168,811	$—	$1,176,470
Depreciation and amortization(1)	20,545	22,026	9,352	42	51,965
Rationalization charges	1,153	700	89	—	1,942
Segment income	71,782	58,581	22,987	(22,116)	131,234

Three Months Ended June 30, 2019
Net sales	$575,618	$363,344	$154,201	$—	$1,093,163
Depreciation and amortization(1)	21,437	21,145	9,336	39	51,957
Rationalization charges	39,023	248	46	—	39,317
Segment income	14,029	46,857	13,410	(5,697)	68,599

Six Months Ended June 30, 2020
Net sales	$1,105,709	$767,619	$333,526	$—	$2,206,854
Depreciation and amortization(1)	41,026	42,150	18,840	79	102,095
Rationalization charges	3,116	1,442	183	—	4,741
Segment income	119,261	103,810	45,032	(34,728)	233,375

Six Months Ended June 30, 2019
Net sales	$1,082,680	$719,543	$318,071		$2,120,294
Depreciation and amortization(1)	42,543	41,498	18,153	80	102,274
Rationalization charges	39,245	5,908	247		45,400
Segment income	52,926	87,113	25,476	(10,174)	155,341

_____________

(1)Depreciation and amortization excludes amortization of debt discount and debt issuance costs of $1.1 million and $2.1 million for the three and six months ended June 30, 2020, respectively, and debt issuance costs of $0.9 million and $1.8 million for the three and six months ended June 30, 2019, respectively.

Total segment income is reconciled to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Dollars in thousands)
Total segment income	$131,234	$68,599	$233,375	$155,341
Interest and other debt expense	25,837	28,401	50,807	55,505
Income before income taxes	$105,397	$40,198	$182,568	$99,836

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2020 and 2019 and for the
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

General

We are a leading manufacturer of sustainable rigid packaging solutions for consumer goods products.  We currently produce steel and aluminum containers for human and pet food and general line products; metal and plastic closures and dispensing systems for food, beverage, health care, garden, home, personal care and beauty products; and custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products.  We are a leading manufacturer of metal containers in North America and Europe, a leading worldwide manufacturer of metal and plastic closures and dispensing systems and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales
Metal containers	50.8%	52.7%	50.1%	51.1%
Closures	34.9	33.2	34.8	33.9
Plastic containers	14.3	14.1	15.1	15.0
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	80.9	83.2	81.5	83.5
Gross profit	19.1	16.8	18.5	16.5
Selling, general and administrative expenses	8.5	7.3	8.6	7.4
Rationalization charges	0.2	3.6	0.2	2.2
Other pension and postretirement income	(0.8)	(0.4)	(0.9)	(0.4)
Income before interest and income taxes	11.2	6.3	10.6	7.3
Interest and other debt expense	2.2	2.6	2.3	2.6
Income before income taxes	9.0	3.7	8.3	4.7
Provision for income taxes	2.3	0.9	2.1	1.0
Net income	6.7%	2.8%	6.2%	3.7%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(dollars in millions)
Net sales
Metal containers	$597.2	$575.6	$1,105.7	$1,082.7
Closures	410.5	363.4	767.6	719.5
Plastic containers	168.8	154.2	333.5	318.1
Consolidated	$1,176.5	$1,093.2	$2,206.8	$2,120.3

Segment income
Metal containers (1)	$71.8	$14.0	$119.3	$52.9
Closures (2)	58.6	46.9	103.8	87.1
Plastic containers (3)	23.0	13.4	45.0	25.5
Corporate (4)	(22.2)	(5.7)	(34.7)	(10.2)
Consolidated	$131.2	$68.6	$233.4	$155.3

(1) Includes rationalization charges of $1.2 million and $39.0 million for the three months ended June 30, 2020 and 2019, respectively, and $3.1 million and $39.3 million for the six months ended June 30, 2020 and 2019, respectively.
(2) Includes rationalization charges of $0.7 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $5.9 million for the six months ended June 30, 2020 and 2019, respectively. Includes a charge of $3.5 million for the write-up of inventory for purchase accounting as a result of the acquisition of the Albéa Dispensing Business for each of the three and six months ended June 30, 2020.
(3) Includes rationalization charges of $0.1 million for each of the three months ended June 30, 2020 and 2019 and $0.2 million for each of the six months ended June 30, 2020 and 2019.
(4) Includes costs attributed to announced acquisitions of $16.1 million and $18.3 million for the three and six months ended June 30, 2020, respectively.

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Overview.  Consolidated net sales were $1.18 billion in the second quarter of 2020, a 7.6 percent increase as compared to the second quarter of 2019 primarily due to higher volumes across all businesses, including the impact from acquisitions, and a more favorable mix of products sold in the closures business, partially offset by the pass through of lower raw material costs, a less favorable mix of products sold in the metal and plastic container businesses and the impact of unfavorable foreign currency translation. Income before interest and income taxes for the second quarter of 2020 was $131.2 million, a $62.6 million increase as compared to the same period in 2019, primarily due to higher volumes and strong operating performance across all businesses, lower rationalization charges, higher pension income and a more favorable mix of products sold in the closures business, partially offset by acquisition related costs of $16.1 million, a less favorable mix of products sold in the metal container business, the negative impact of a charge for the purchase accounting write-up of acquired inventory of the Albéa Dispensing Business and the unfavorable impact of a charge for a non-commercial legal dispute relating to prior periods in the plastic container business. Results for the second quarters of 2020 and 2019 included rationalization charges of $2.0 million and $39.3 million, respectively. Results for the second quarters of 2020 and 2019 also included other pension and postretirement income of $9.7 million and $4.5 million, respectively. Results for the second quarter of 2020 also included costs attributed to announced acquisitions of $16.1 million. Net income for the second quarter of 2020 was $78.2 million as compared to $31.0 million for the same period in 2019.  Net income per diluted share for the second quarter of 2020 was $0.70 as compared to $0.28 for the same period in 2019.

Net Sales.  The $83.3 million increase in consolidated net sales in the second quarter of 2020 as compared to the second quarter of 2019 was the result of higher net sales across all the businesses.

Net sales for the metal container business increased $21.6 million, or 3.8 percent, in the second quarter of 2020 as compared to the same period in 2019.  This increase was primarily the result of higher unit volumes of approximately fifteen percent, partially offset by the pass through of lower raw material costs, a less favorable mix of products sold and the impact of unfavorable foreign currency translation of approximately $2.0 million. The increase in unit volumes was primarily due to continued higher demand for products consumed in the home, partially offset by the volume benefit in the prior year from a certain customer that increased purchases following a destocking of inventory in previous periods.

Net sales for the closures business increased $47.1 million, or 13 percent, in the second quarter of 2020 as compared to the same period in 2019.  This increase was primarily the result of higher unit volumes of approximately three percent and a more favorable mix of products sold, partially offset by the impact of unfavorable foreign currency translation of approximately $7.0 million and the pass through of lower raw material costs. The increase in unit volumes was principally the result of strong volumes for certain consumer health, hygiene, personal care and food products as well as the inclusion of the recent acquisitions of Cobra Plastics and the Albéa Dispensing Business. These volume gains were partially offset by weak demand for certain beauty and beverage products.

Net sales for the plastic container business increased $14.6 million, or 9.5 percent, in the second quarter of 2020 as compared to the same period in 2019. This increase was principally due to higher volumes of approximately fourteen percent, partially offset by a less favorable mix of products sold, the pass through of lower raw material costs and the impact of unfavorable foreign currency translation of approximately $1.0 million. The increase in volumes was due primarily to continued higher demand for certain food and consumer health and hygiene products.

Gross Profit.  Gross profit margin increased 2.3 percentage points to 19.1 percent in the second quarter of 2020 as compared to the same period in 2019 for the reasons discussed below in "Income before Interest and Income Taxes."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased to 8.5 percent in the second quarter of 2020 as compared to 7.3 percent in the same period in 2019. Selling, general and administrative expenses increased $20.5 million to $100.6 million for the second quarter of 2020 as compared to $80.1 million for the same period in 2019. The increase in selling, general and administrative expenses was principally due to costs attributed to announced acquisitions of $16.1 million, the inclusion of the selling, general and administrative expenses from Cobra Plastics and the Albéa Dispensing Business which were acquired in 2020 and a charge of $2.8 million for a non-commercial legal dispute relating to prior periods.

Income before Interest and Income Taxes.  Income before interest and income taxes for the second quarter of 2020 increased by $62.6 million as compared to the second quarter of 2019, and margins increased to 11.2 percent from 6.3 percent over the same periods. The increase in income before interest and income taxes was primarily the result of higher income in each of the businesses and lower rationalization charges, partially offset by higher selling, general and administrative expenses. Rationalization charges were $2.0 million and $39.3 million in the second quarters of 2020 and 2019, respectively.

Segment income of the metal container business for the second quarter of 2020 increased $57.8 million as compared to the same period in 2019, and segment income margin increased to 12.0 percent from 2.4 percent over the same periods. The increase in segment income was due primarily to lower rationalization charges, higher unit volumes and higher pension income, partially offset by a less favorable mix of products sold. Rationalization charges were $1.2 million and $39.0 million in the second quarters of 2020 and 2019, respectively.

Segment income of the closures business for the second quarter of 2020 increased $11.7 million as compared to the same period in 2019, and segment income margin increased to 14.3 percent from 12.9 percent over the same periods.  The increase in segment income was primarily due to higher unit volumes, a more favorable mix of products sold and higher pension income, partially offset by the negative impact of a $3.5 million charge for the purchase accounting write-up of inventory of the Albéa Dispensing Business.

Segment income of the plastic container business for the second quarter of 2020 increased $9.6 million as compared to the same period in 2019, and segment income margin increased to 13.6 percent from 8.7 percent over the same periods.  The increase in segment income was primarily attributable to higher volumes, lower manufacturing costs including for raw materials and higher pension income, partially offset by the unfavorable impact of a $2.8 million charge for a non-commercial legal dispute relating to prior periods.

Interest and Other Debt Expense. Interest and other debt expense for the second quarter of 2020 decreased $2.6 million to $25.8 million as compared to $28.4 million in the same period in 2019. This decrease was due to lower weighted average interest rates, partially offset by higher average outstanding borrowings primarily related to the acquisition of the Albéa Dispensing Business and additional revolving loan borrowings in the current year quarter principally to hold cash and cash equivalents to ensure liquidity against potential credit market disruptions as a result of the COVID-19 pandemic. We repaid such additional revolving loan borrowings in June 2020. Weighted average interest rates were lower during the current quarter due to lower variable market rates and the redemption of all outstanding 5½% Senior Notes due 2022 in the third quarter of 2019.

Provision for Income Taxes. The effective tax rates were 25.8 percent and 23.0 percent for the second quarters of 2020 and 2019, respectively. The effective tax rate in the second quarter of 2020 was unfavorably impacted by certain nondeductible expenses principally related to costs incurred for the acquisition of the Albéa Dispensing Business. The effective tax rate in the second quarter of 2019 was favorably impacted by the resolution of a prior year tax audit.

Six Months Ended June 30, 2020 Compared with Six Months Ended June, 2019

Overview.  Consolidated net sales were $2.21 billion in the first six months of 2020, a 4.1 percent increase as compared to the first six months of 2019 primarily as a result of higher volumes in each of our businesses, including the impact from acquisitions, and a more favorable mix of products sold in the closures business, partially offset by the pass through of lower raw material costs across all businesses, a less favorable mix of products sold in the metal and plastic container businesses and the impact of unfavorable foreign currency translation. Income before interest and income taxes for the first six months of 2020 increased by $78.1 million as compared to the same period in 2019 primarily due to higher volumes and strong operating performance in each of the businesses, lower rationalization charges, higher pension income and a more favorable mix of products sold in the closures business. These increases were partially offset by higher selling, general and administrative expenses, a less favorable mix of products sold in the metal container business, the negative impact from the purchase accounting write-up of acquired inventory of the Albéa Dispensing Business and the unfavorable impact of a charge in the plastic container business for a non-commercial legal dispute relating to prior periods. Results for the first six months of 2020 and 2019 included rationalization charges of $4.7 million and $45.4 million, respectively. Results for the first six months of 2020 also included costs attributed to acquisitions of $18.3 million and a loss on early extinguishment of debt of $1.5 million. Results for the first six months of 2020 and 2019 also included other pension and postretirement income of $19.4 million and $9.0 million, respectively. Net income for the first six months of 2020 was $135.8 million as compared to $77.7 million for the same period in 2019.  Net income per diluted share for the first six months of 2020 was $1.22 as compared to $0.70 for the same period in 2019.

Net Sales.  The $86.5 million increase in consolidated net sales in the first six months of 2020 as compared to the first six months of 2019 was the result of higher net sales across all businesses.

Net sales for the metal container business increased $23.0 million, or 2.1 percent, in the first six months of 2020 as compared to the same period in 2019.  This increase was primarily the result of higher unit volumes of approximately eleven percent, partially offset by the pass through of lower raw material and other manufacturing costs, a less favorable mix of products sold and the impact of unfavorable foreign currency translation of approximately $4.0 million. The increase in unit volumes was primarily the result of continued higher demand for products consumed in the home and lower volumes in the first quarter of 2019 as a result of the 2018 pre-buy of products by customers in anticipation of significant metal inflation in 2019, partially offset by the volume benefit in the prior year from a certain customer that increased purchases following a destocking of inventory in previous periods.

Net sales for the closures business increased $48.1 million, or 6.7 percent, in the first six months of 2020 as compared to the same period in 2019.  This increase was primarily the result of higher unit volumes of approximately four percent and a more favorable mix of products sold, partially offset by the pass through of lower raw material costs and the impact of unfavorable foreign currency translation of approximately $12.0 million. The increase in unit volumes was principally the result of strong volumes for certain consumer health, hygiene, personal care and food products, the inclusion of the recent acquisitions of Cobra Plastics and the Albéa Dispensing Business and lower volumes in the first quarter of 2019 as a result of the 2018 pre-buy of products by customers in anticipation of significant metal inflation in 2019. These volume gains were partially offset by weak demand for certain beauty and beverage products.
Net sales for the plastic container business increased $15.4 million, or 4.8 percent, in the first six months of 2020 as compared to the same period in 2019. This increase was primarily due to higher volumes of approximately ten percent, partially offset by the pass through of lower raw material costs, a less favorable mix of products sold and the impact of unfavorable foreign currency translation of approximately $1.0 million. The increase in volumes was due primarily to continued higher demand for certain food and consumer health and hygiene products.

Gross Profit.  Gross profit margin increased 2.0 percentage points to 18.5 percent in the first six months of 2020 as compared to the same period in 2019 for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased to 8.6 percent for the first six months of 2020 as compared to 7.4 percent in the same period in 2019. Selling, general and administrative expenses increased $32.7 million to $190.5 million for the first six months of 2020 as compared to $157.8 million for the same period in 2019. The increase in selling, general and administrative expenses was principally the result of costs attributed to announced acquisitions of $18.3 million, the inclusion of selling, general and administrative expenses from Cobra Plastics and the Albéa Dispensing Business which were acquired in 2020, one-time plant employee incentive payments in the first quarter of 2020 and a charge of $2.8 million for a non-commercial legal dispute relating to prior periods.

Income before Interest and Income Taxes.  Income before interest and income taxes for the first six months of 2020 increased by $78.1 million as compared to the first six months of 2019, and margins increased to 10.6 percent from 7.3 percent over the same periods. The increase in income before interest and income taxes was primarily due to higher income in each of the businesses, partially offset by higher selling, general and administrative expenses. Rationalization charges were $4.7 million and $45.4 million for the first six months of 2020 and 2019, respectively.

Segment income of the metal container business for the first six months of 2020 increased $66.4 million as compared to the same period in 2019, and segment income margin increased to 10.8 percent from 4.9 percent over the same periods. The increase in segment income was primarily attributable to lower rationalization charges, higher unit volumes and higher pension income, partially offset by a less favorable mix of products sold. Rationalization charges were $3.1 million and $39.3 million in the first six months of 2020 and 2019, respectively.

Segment income of the closures business for the first six months of 2020 increased $16.7 million, as compared to the same period in 2019, and segment income margin increased to 13.5 percent from 12.1 percent over the same periods.  The increase in segment income was primarily due to higher unit volumes, a more favorable mix of products sold, higher pension income and lower rationalization charges, partially offset by the negative impact from the purchase accounting write-up of inventory of the Albéa Dispensing Business.

Segment income of the plastic container business for the first six months of 2020 increased $19.5 million as compared to the same period in 2019, and segment income margin increased to 13.5 percent from 8.0 percent over the same periods.  The increase in segment income was primarily attributable to higher volumes, lower manufacturing costs including for raw materials and higher pension income, partially offset by the unfavorable impact of a charge for a non-commercial legal dispute relating to prior periods.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first six months of 2020 decreased $6.2 million to $49.3 million as compared to $55.5 million in the same period in 2019 primarily due to lower weighted average interest rates, partially offset by higher average outstanding borrowings primarily related to the acquisition of the Albéa Dispensing Business and additional revolving loan borrowings in the current year period principally to hold cash and cash equivalents to ensure liquidity against potential credit market disruptions as a result of the COVID-19 pandemic. We repaid such additional revolving loan borrowings in June 2020. Weighted average interest rates were lower during the first six months of 2020 due to lower variable market rates and the redemption of all outstanding 5½% Senior Notes due 2022 in the third quarter of 2019. In the first quarter of 2020, we recognized a loss on early extinguishment of debt of $1.5 million in conjunction with the prepayment of U.S. term loans under the Credit Agreement.

Provision for Income Taxes. The effective tax rates were 25.6 percent and 22.2 percent for the first six months of 2020 and 2019, respectively. The effective tax rate for the first six months of 2020 was unfavorably impacted by certain nondeductible expenses principally related to costs incurred for the acquisition of the Albéa Dispensing Business. The effective tax rate for the first six months of 2019 was favorably impacted by the timing of certain tax deductions and the resolution of a prior year tax audit.

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

On April 17, 2020, we and certain of our subsidiaries entered into the Incremental Term Loan Commitment Agreement pursuant to the Credit Agreement, which provided for the lenders thereunder to lend to us, on a delayed draw basis, $900 million of Incremental U.S. Term Loans to fund the purchase price for the acquisition of the Albéa Dispensing Business. On June 1, 2020, we borrowed the Incremental U.S. Term Loans to fund the purchase price for the acquisition of the Albéa Dispensing Business.

On June 1, 2020, we acquired the Albéa Dispensing Business. This business operates a global network of ten manufacturing facilities across North America, Europe, South America and Asia. We funded the purchase price for this acquisition with the Incremental U.S. Term Loans and revolving loan borrowings under the Credit Agreement.

You should also read Notes 3 and 8 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2020 included elsewhere in this Quarterly Report.

For the six months ended June 30, 2020, we used net proceeds from the issuance of the 2¼% Notes and the additional 4⅛% Notes and the Incremental U.S. Term Loans of $1,639.7 million, net borrowings of revolving loans of $356.4 million and cash and cash equivalents of $10.0 million (excluding the negative effect of exchange rate changes of $2.7 million) to fund the purchases of the Albéa Dispensing Business and Cobra Plastics for $941.1 million, repayments of long-term debt of $766.2 million, net capital expenditures and other investing activities of $105.5 million, decreases in outstanding checks of $79.0 million, cash used in operations of $63.8 million, dividends paid on our common stock of $27.1 million, repurchases of our common stock of $13.1 million and debt issuance costs of $10.3 million.

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

At June 30, 2020, we had $354.0 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at June 30, 2020 was $819.3 million and Cdn $15.0 million.

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

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $3.6 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively. Exclusive of the footprint optimization plan for our metal container business and our resulting withdrawal from the Central States Pension Plan announced in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $1.9 million and $3.4 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.1 million per year and be recognized annually for the next twenty years, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually for the next twenty years, beginning in 2020.
You should also read Note 4 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2020 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  Since such filing, other than the changes discussed in Notes 3, 8 and 9 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2020 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

On June 1, 2020, we acquired the Albéa Dispensing Business. You should read Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2020 included elsewhere in this Quarterly Report for further information on our acquisition of the Albéa Dispensing Business. We are currently in the process of integrating the internal controls and procedures of the Albéa Dispensing Business into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of the Albéa Dispensing Business in our annual assessment of the effectiveness of our internal control over financial reporting for our 2021 fiscal year.

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

SILGAN HOLDINGS INC.

Dated: August 7, 2020	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)