Form 10-Q
period 2020-09-30
SILGAN HOLDINGS INC
filed 2020-11-06
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 31, 2020, the number of shares outstanding of the Registrant’s common stock was 110,587,054.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2020	Sept. 30, 2019	Dec. 31, 2019
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$193,759	$117,389	$203,824
Trade accounts receivable, net	865,436	751,404	504,986
Inventories	678,181	703,206	633,005
Prepaid expenses and other current assets	84,715	61,310	64,993
Total current assets	1,822,091	1,633,309	1,406,808

Property, plant and equipment, net	1,785,787	1,522,541	1,570,331
Goodwill	1,702,463	1,128,151	1,142,223
Other intangible assets, net	633,256	358,046	354,615
Other assets, net	508,982	431,970	457,082
	$6,452,579	$5,074,017	$4,931,059

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving loans and current portion of long-term debt	$284,465	$841,430	$29,813
Trade accounts payable	592,881	550,557	727,053
Accrued payroll and related costs	119,369	69,191	66,866
Accrued liabilities	245,626	156,599	194,797
Total current liabilities	1,242,341	1,617,777	1,018,529

Long-term debt	3,163,305	1,809,955	2,214,608
Deferred income taxes	371,966	274,107	254,836
Other liabilities	456,104	403,648	419,764

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	301,463	285,061	289,422
Retained earnings	2,348,728	2,118,860	2,141,302
Accumulated other comprehensive loss	(272,352)	(287,923)	(259,742)
Treasury stock	(1,160,727)	(1,149,219)	(1,149,411)
Total stockholders’ equity	1,218,863	968,530	1,023,322
	$6,452,579	$5,074,017	$4,931,059

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2020 and 2019
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019

Net sales	$1,488,499	$1,321,342	$3,695,353	$3,441,635
Cost of goods sold	1,230,148	1,113,727	3,027,809	2,884,510
Gross profit	258,351	207,615	667,544	557,125
Selling, general and administrative expenses	91,525	76,065	282,011	233,816
Rationalization charges	2,505	3,195	7,247	48,594
Other pension and postretirement income	(9,712)	(4,340)	(29,122)	(13,320)
Income before interest and income taxes	174,033	132,695	407,408	288,035
Interest and other debt expense before loss on early extinguishment of debt	27,725	26,767	77,051	82,272
Loss on early extinguishment of debt	—	1,676	1,481	1,676
Interest and other debt expense	27,725	28,443	78,532	83,948
Income before income taxes	146,308	104,252	328,876	204,087
Provision for income taxes	33,457	22,978	80,253	45,117
Net income	$112,851	$81,274	$248,623	$158,970

Earnings per share:
Basic net income per share	$1.02	$0.73	$2.24	$1.43
Diluted net income per share	$1.01	$0.73	$2.23	$1.43

Weighted average number of shares:
Basic	110,921	111,058	110,895	110,985
Effect of dilutive securities	691	463	565	554
Diluted	111,612	111,521	111,460	111,539

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2020 and 2019
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019

Net income	$112,851	$81,274	$248,623	$158,970
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	1,807	2,625	4,555	7,745
Change in fair value of derivatives	681	(159)	(1,670)	(2,647)
Foreign currency translation	22,520	(25,016)	(15,495)	(24,213)
Other comprehensive income (loss)	25,008	(22,550)	(12,610)	(19,115)
Comprehensive income	$137,859	$58,724	$236,013	$139,855

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2020 and 2019
(Dollars in thousands)
(Unaudited)

	2020	2019
Cash flows provided by (used in) operating activities:
Net income	$248,623	$158,970
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	163,454	156,780
Rationalization charges	7,247	48,594
Stock compensation expense	13,880	12,669
Loss on early extinguishment of debt	1,481	1,676
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(311,008)	(250,783)
Inventories	2,435	(75,414)
Trade accounts payable	(73,814)	(63,609)
Accrued liabilities	57,187	(10,475)
Other, net	8,981	19,181
Net cash provided by (used in) operating activities	118,466	(2,411)

Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	(940,875)	—
Capital expenditures	(165,163)	(166,848)
Other, net	999	509
Net cash used in investing activities	(1,105,039)	(166,339)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	993,406	1,139,329
Repayments under revolving loans	(748,539)	(464,759)
Proceeds from issuance of long-term debt	1,639,661	—
Repayments of long-term debt	(766,170)	(308,161)
Changes in outstanding checks - principally vendors	(79,006)	(83,670)
Dividends paid on common stock	(40,432)	(38,615)
Debt issuance costs	(10,265)	—
Repurchase of common stock	(13,155)	(27,364)
Net cash provided by financing activities	975,500	216,760

Effect of exchange rate changes on cash and cash equivalents	1,008	(3,440)

Cash and cash equivalents:
Net (decrease) increase	(10,065)	44,570
Balance at beginning of year	203,824	72,819
Balance at end of period	$193,759	$117,389

Interest paid, net	$70,948	$97,630
Income taxes paid, net	91,378	31,067

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three and nine months ended September 30, 2020 and 2019
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019

Common stock - shares outstanding
Balance at beginning of period	110,886	111,176	110,780	110,430
Net issuance of treasury stock for vested restricted stock units	—	—	365	746
Repurchases of common stock	—	(408)	(259)	(408)
Balance at end of period	110,886	110,768	110,886	110,768

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751	$1,751

Paid-in capital
Balance at beginning of period	296,639	280,636	289,422	276,062
Stock compensation expense	4,824	4,425	13,880	12,669
Net issuance of treasury stock for vested restricted stock units	—	—	(1,839)	(3,670)
Balance at end of period	301,463	285,061	301,463	285,061

Retained earnings
Balance at beginning of period	2,249,391	2,049,995	2,141,302	1,997,785
Net income	112,851	81,274	248,623	158,970
Dividends declared on common stock	(13,514)	(12,409)	(40,532)	(37,302)
Adoption of accounting standards updates related to credit losses in 2020 and leases in 2019	—	—	(665)	(593)
Balance at end of period	2,348,728	2,118,860	2,348,728	2,118,860

Accumulated other comprehensive loss
Balance at beginning of period	(297,360)	(265,373)	(259,742)	(268,808)
Other comprehensive income (loss)	25,008	(22,550)	(12,610)	(19,115)
Balance at end of period	(272,352)	(287,923)	(272,352)	(287,923)

Treasury stock
Balance at beginning of period	(1,160,727)	(1,137,107)	(1,149,411)	(1,125,525)
Net issuance of treasury stock for vested restricted stock units	—	—	(4,382)	(11,582)
Repurchases of common stock	—	(12,112)	(6,934)	(12,112)
Balance at end of period	(1,160,727)	(1,149,219)	(1,160,727)	(1,149,219)
Total stockholders' equity	$1,218,863	$968,530	$1,218,863	$968,530

Dividends declared on common stock per share	$0.12	$0.11	$0.36	$0.33

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2020 and 2019 and for the
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

Goodwill and Other Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that our goodwill and other indefinite-lived intangible assets were not impaired in our annual 2020 assessment performed during the third quarter.

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

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable business segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by business segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019
	(Dollars in thousands)
Metal containers	$856,660	$822,262	$1,962,370	$1,904,941
Closures	475,105	353,436	1,242,725	1,072,979
Plastic containers	156,734	145,644	490,258	463,715
	$1,488,499	$1,321,342	$3,695,353	$3,441,635

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2020 and 2019 and for the
three and nine months then ended is unaudited)
Revenues by geography were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019
	(Dollars in thousands)
North America	$1,143,562	$1,078,187	$2,858,561	$2,747,518
Europe and other	344,937	243,155	836,792	694,117
	$1,488,499	$1,321,342	$3,695,353	$3,441,635

Our contracts generally include standard commercial payment terms generally acceptable in each region. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry. We have no significant obligations for refunds, warranties or similar obligations. Trade accounts receivable, net are shown separately on our Condensed Consolidated Balance Sheet. Contract assets are the result of the timing of revenue recognition, billings and cash collections. Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $80.2 million, $73.4 million, and $71.1 million as of September 30, 2020 and 2019 and December 31, 2019, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheet.

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

We acquired the Albéa Dispensing Business for a purchase price in cash of $901.0 million, net of cash acquired. The purchase price is subject to adjustment for working capital, other current assets and current liabilities and net indebtedness. We incurred acquisition related costs for the Albéa Dispensing Business totaling $0.7 million and $19.0 million for the three and nine months ended September 30, 2020, respectively, which are included in selling, general and administrative expenses in our Condensed Consolidated Statements of Income. We funded the purchase price for this acquisition with term and revolving loan borrowings under the Credit Agreement, including a delayed draw term loan of $900 million. See Note 8 for further information.

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2020 and 2019 and for the
three and nine months then ended is unaudited)
such valuations. In connection with this acquisition, we recorded a charge of $3.5 million related to the write-up of acquired inventory of the Albéa Dispensing Business as a result of purchase accounting.

The allocated fair value of assets acquired and liabilities assumed are summarized as follows (in thousands)

Trade accounts receivable	$42,742
Inventories	41,102
Property, plant and equipment	192,723
Other intangible assets	285,000
Other assets	33,478
Trade accounts payable and accrued liabilities	(62,930)
Deferred income tax liabilities	(101,795)
Debt and other liabilities	(31,843)
Total identifiable net assets	398,477
Goodwill	502,570
Cash paid at closing, net of cash acquired	$901,047

Goodwill of $502.6 million consists largely of our increased capacity to serve our global customers and achieve operational synergies and has been assigned to our closures segment. A majority of the goodwill is not expected to be deductible for income tax purposes. Other intangible assets consist of customer relationships of $257.0 million with an estimated remaining life of 24 years and technology know-how of $28.0 million with an estimated remaining life of 8 years. Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives of up to 35 years.

Our consolidated results of operations for the three and nine months ended September 30, 2020 included the results for the Albéa Dispensing Business since the acquisition date. Net sales from the Albéa Dispensing Business operations of $81.3 million and $111.2 million were included in our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020, respectively.

Note 4.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019
	(Dollars in thousands)
Metal containers	$1,639	$3,035	$4,755	$42,280
Closures	787	72	2,229	5,979
Plastic containers	79	88	263	335
	$2,505	$3,195	$7,247	$48,594

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2020 and 2019 and for the
three and nine months then ended is unaudited)
Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2019	$42,815	$898	$—	$43,713
Charged to expense	4,138	2,005	1,104	7,247
Utilized and currency translation	(5,410)	(2,251)	(1,104)	(8,765)
Balance at September 30, 2020	$41,543	$652	$—	$42,195

Rationalization reserves as of September 30, 2020 were recorded in our Condensed Consolidated Balance Sheets as accrued liabilities of $4.8 million and other liabilities of $37.4 million. Exclusive of the footprint optimization plan for our metal container business and our resulting withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, announced in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $2.1 million and $3.9 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.1 million per year and be recognized annually for the next twenty years, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually for the next twenty years, beginning in 2020.

Note 5.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2019	$(139,102)	$(3,182)	$(117,458)	$(259,742)
Other comprehensive loss before reclassifications	(872)	(3,176)	(15,495)	(19,543)
Amounts reclassified from accumulated other comprehensive loss	5,427	1,506	—	6,933
Other comprehensive loss	4,555	(1,670)	(15,495)	(12,610)
Balance at September 30, 2020	$(134,547)	$(4,852)	$(132,953)	$(272,352)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and nine months ended September 30, 2020, were net (losses) of $(2.4) million and $(7.3) million, respectively, excluding income tax benefits of $0.6 million and $1.9 million, respectively. For the three and nine months ended September 30, 2020 these net (losses) consisted of amortization of net actuarial (losses) of $(2.9) million and $(8.6) million and amortization of net prior service credit of $0.4 million and $1.3 million, respectively. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 11 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2020 were not significant.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2020 and 2019 and for the
three and nine months then ended is unaudited)
Other comprehensive loss before reclassifications related to foreign currency translation for the three and nine months ended September 30, 2020, consisted of (i) foreign currency gains related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $42.4 million and $19.4 million, respectively, (ii) foreign currency (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature of $(0.4) million and $(3.3) million, respectively, and (iii) foreign currency (losses) related to our net investment hedges of $(25.2) million and $(41.4) million, respectively, excluding income tax benefits of $6.0 million and $9.8 million, respectively. See Note 9 for further discussion.

Note 6.               Inventories

Inventories consisted of the following:

	Sept. 30, 2020	Sept. 30, 2019	Dec. 31, 2019
	(Dollars in thousands)
Raw materials	$294,896	$275,015	$286,953
Work-in-process	154,157	127,590	134,417
Finished goods	370,406	413,864	355,337
Other	15,217	12,620	12,793
	834,676	829,089	789,500
Adjustment to value inventory at cost on the LIFO method	(156,495)	(125,883)	(156,495)
	$678,181	$703,206	$633,005

Note 7.               Goodwill and Other Intangibles

Changes in the carrying amount of goodwill were as follows:

	Metal Containers	Closures	Plastic Containers	Total
	(Dollars in thousands)
Balance at December 31, 2019	$113,463	$801,776	$226,984	$1,142,223
Acquisitions	—	520,946	—	520,946
Currency translation	2,217	37,511	(434)	39,294
Balance at September 30, 2020	$115,680	$1,360,233	$226,550	$1,702,463

In connection with our acquisitions of Cobra Plastics and the Albéa Dispensing Business as discussed in Note 3, we recognized goodwill of $521.0 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2020 and 2019 and for the
three and nine months then ended is unaudited)
The components of other intangible assets, net were as follows:

	Sept. 30, 2020		Dec. 31, 2019
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$696,003	$(136,583)	$422,042	$(116,575)
Other	70,766	(29,070)	39,447	(22,439)
	766,769	(165,653)	461,489	(139,014)
Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—
	$798,909	$(165,653)	$493,629	$(139,014)

In connection with our acquisitions of Cobra Plastics and the Albéa Dispensing Business as discussed in Note 3, we recognized intangible assets for customer relationships of $268.5 million and technology know-how of $28.0 million.

Amortization expense was $10.4 million and $25.4 million for the three and nine months ended September 30, 2020, respectively, and $6.7 million and $20.4 million for the three and nine months ended September 30, 2019, respectively. Amortization expense is expected to be $35.9 million, $40.7 million, $39.9 million, $39.9 million and $38.3 million for the years ended December 31, 2020 through 2024, respectively.

Note 8.               Long-Term Debt

Long-term debt consisted of the following:

	Sept. 30, 2020	Sept. 30, 2019	Dec. 31, 2019
	(Dollars in thousands)
Bank debt
Bank revolving loans	$246,000	$766,000	$—
U.S. term loans	900,000	800,000	760,000
Canadian term loans	—	15,943	4,703
Other foreign bank revolving and term loans	39,825	37,062	31,127
Total bank debt	1,185,825	1,619,005	795,830
4¾% Senior Notes	300,000	300,000	300,000
3¼% Senior Notes	762,223	708,630	729,755
4⅛% Senior Notes	600,000	—	400,000
2¼% Senior Notes	586,325	—	—
Finance leases	35,035	33,440	33,288
Total debt - principal	3,469,408	2,661,075	2,258,873
Less unamortized debt issuance costs and debt discount	21,638	9,690	14,452
Total debt	3,447,770	2,651,385	2,244,421
Less current portion	284,465	841,430	29,813
	$3,163,305	$1,809,955	$2,214,608

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2020 and 2019 and for the
three and nine months then ended is unaudited)
At September 30, 2020, the current portion of long-term debt consisted of $246.0 million of bank revolving loans under the Credit Agreement, $36.6 million of other foreign bank revolving and term loans and $1.9 million of finance leases.

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2020 and 2019 and for the
three and nine months then ended is unaudited)
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

Note 9.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at September 30, 2020:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$193,759	$193,759

Liabilities:
Bank debt	$1,185,825	$1,185,825
4¾% Senior Notes	300,000	305,250
3¼% Senior Notes	762,223	772,589
4⅛% Senior Notes	599,062	613,500
2¼% Senior Notes	586,325	573,133
Derivative instruments (accrued and other liabilities)	6,588	6,588

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at September 30, 2020 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2020 and 2019 and for the
three and nine months then ended is unaudited)
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

Interest Rate Swap Agreements

We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations.  These agreements have a fixed rate of 2.878 percent and mature on March 24, 2023. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three and nine month periods ended September 30, 2020. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements in effect at September 30, 2020 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three and nine month periods ended September 30, 2020. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at September 30, 2020 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros and Canadian dollars. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations. We have designated the 3¼% Senior Notes and the 2¼% Senior Notes, which are Euro denominated, as net investment hedges. Foreign currency losses related to our net investment hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2020 were $(25.2) million and $(41.4) million, respectively.

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2020 and 2019 and for the
three and nine months then ended is unaudited)
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

Note 11.               Retirement Benefits

The components of the net periodic pension benefit credit were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019
	(Dollars in thousands)
Service cost	$2,983	$2,871	$9,958	$9,383
Interest cost	5,816	7,149	17,236	21,241
Expected return on plan assets	(18,104)	(15,200)	(54,091)	(45,425)
Amortization of prior service cost	43	46	154	86
Amortization of actuarial losses	2,993	4,084	8,862	12,324
Net periodic benefit credit	$(6,269)	$(1,050)	$(17,881)	$(2,391)

The components of the net periodic other postretirement benefit credit were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019
	(Dollars in thousands)
Service cost	$18	$16	$66	$60
Interest cost	142	200	425	569
Amortization of prior service credit	(487)	(586)	(1,454)	(1,749)
Amortization of actuarial gains	(115)	(33)	(254)	(366)
Net periodic benefit credit	$(442)	$(403)	$(1,217)	$(1,486)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2020 and 2019 and for the
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

Note 13.               Treasury Stock

On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021. During the nine months ended September 30, 2020, we repurchased an aggregate of 259,461 shares of our common stock at an average price per share of $26.71, for a total purchase price of $6.9 million. At September 30, 2020, we had approximately $105.6 million remaining under this authorization for the repurchase of our common stock.

During the first nine months of 2020, we issued 582,151 treasury shares which had an average cost of $3.16 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 217,325 shares of our common stock at an average cost of $28.63 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of September 30, 2020, 64,226,667 shares of our common stock were held in treasury.

Note 14.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first nine months of 2020, 453,622 restricted stock units were granted to certain of our officers, other key employees and outside directors.  The fair value of these restricted stock units at the grant date was $13.6 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2020 and 2019 and for the
three and nine months then ended is unaudited)

Note 15.             Business Segment Information

Reportable business segment information was as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended September 30, 2020
Net sales	$856,660	$475,105	$156,734	$—	$1,488,499
Depreciation and amortization(1)	21,008	27,777	9,207	39	58,031
Rationalization charges	1,639	787	79	—	2,505
Segment income	94,497	64,161	21,887	(6,512)	174,033

Three Months Ended September 30, 2019
Net sales	$822,262	$353,436	$145,644	$—	$1,321,342
Depreciation and amortization(1)	21,477	20,847	9,512	39	51,875
Rationalization charges	3,035	72	88	—	3,195
Segment income	81,128	44,784	11,425	(4,642)	132,695

Nine Months Ended September 30, 2020
Net sales	$1,962,370	$1,242,725	$490,258	$—	$3,695,353
Depreciation and amortization(1)	62,034	69,927	28,046	120	160,127
Rationalization charges	4,755	2,229	263	—	7,247
Segment income	213,757	167,971	66,918	(41,238)	407,408

Nine Months Ended September 30, 2019
Net sales	$1,904,941	$1,072,979	$463,715	$—	$3,441,635
Depreciation and amortization(1)	64,021	62,345	27,665	120	154,151
Rationalization charges	42,280	5,979	335	—	48,594
Segment income	134,053	131,896	36,902	(14,816)	288,035

_____________

(1)Depreciation and amortization excludes amortization of debt discount and debt issuance costs of $1.2 million and $3.3 million for the three and nine months ended September 30, 2020, respectively, and amortization of debt issuance costs of $0.8 million and $2.6 million for the three and nine months ended September 30, 2019, respectively.

Total segment income is reconciled to income before income taxes as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019
	(Dollars in thousands)
Total segment income	$174,033	$132,695	$407,408	$288,035
Interest and other debt expense	27,725	28,443	78,532	83,948
Income before income taxes	$146,308	$104,252	$328,876	$204,087

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2020 and 2019 and for the
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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019
Net sales
Metal containers	57.6%	62.2%	53.1%	55.3%
Closures	31.9	26.8	33.6	31.2
Plastic containers	10.5	11.0	13.3	13.5
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	82.6	84.3	81.9	83.8
Gross profit	17.4	15.7	18.1	16.2
Selling, general and administrative expenses	6.2	5.8	7.7	6.8
Rationalization charges	0.2	0.2	0.2	1.4
Other pension and postretirement income	(0.7)	(0.3)	(0.8)	(0.4)
Income before interest and income taxes	11.7	10.0	11.0	8.4
Interest and other debt expense	1.9	2.1	2.1	2.5
Income before income taxes	9.8	7.9	8.9	5.9
Provision for income taxes	2.2	1.7	2.2	1.3
Net income	7.6%	6.2%	6.7%	4.6%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2020	Sept. 30, 2019	Sept. 30, 2020	Sept. 30, 2019
	(dollars in millions)
Net sales
Metal containers	$856.7	$822.3	$1,962.4	$1,904.9
Closures	475.1	353.4	1,242.7	1,073.0
Plastic containers	156.7	145.6	490.3	463.7
Consolidated	$1,488.5	$1,321.3	$3,695.4	$3,441.6

Segment income
Metal containers (1)	$94.5	$81.1	$213.8	$134.1
Closures (2)	64.2	44.8	168.0	131.9
Plastic containers (3)	21.9	11.4	66.9	36.9
Corporate (4)	(6.6)	(4.6)	(41.3)	(14.9)
Consolidated	$174.0	$132.7	$407.4	$288.0

(1) Includes rationalization charges of $1.6 million and $3.0 million for the three months ended September 30, 2020 and 2019, respectively, and $4.7 million and $42.3 million for the nine months ended September 30, 2020 and 2019, respectively.
(2) Includes rationalization charges of $0.8 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $2.2 million and $6.0 million for the nine months ended September 30, 2020 and 2019, respectively. Includes a charge of $3.5 million for the write-up of inventory for purchase accounting as a result of the acquisition of the Albéa Dispensing Business for the nine months ended September 30, 2020.
(3) Includes rationalization charges of $0.1 million for each of the three months ended September 30, 2020 and 2019 and $0.3 million for each of the nine months ended September 30, 2020 and 2019.
(4) Includes costs attributed to announced acquisitions of $0.7 million and $19.0 million for the three and nine months ended September 30, 2020,respectively.

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Overview.  Consolidated net sales were $1.49 billion in the third quarter of 2020, a 12.7 percent increase as compared to the third quarter of 2019 primarily due to higher volumes across all businesses including the impact from acquisitions, a more favorable mix of products sold in the closures business and the impact of favorable foreign currency translation, partially offset by the pass through of lower raw material costs in all businesses and a less favorable mix of products sold in the metal and plastic container businesses. Income before interest and income taxes for the third quarter of 2020 was $174.0 million, a $41.3 million increase as compared to the same period in 2019, primarily due to higher volumes and strong operating performance across all businesses, higher pension income and a more favorable mix of products sold in the closures business, partially offset by the impact from the renewal of certain significant customer contracts at the end of 2019 and a higher percentage of smaller cans sold in the metal container business. Results for the third quarters of 2020 and 2019 included rationalization charges of $2.5 million and $3.2 million, respectively. Results for the third quarters of 2020 and 2019 also included other pension and postretirement income of $9.7 million and $4.3 million, respectively. Results for the third quarter of 2020 also included costs attributed to announced acquisitions of $0.7 million, while results for the third quarter of 2019 included a loss on early extinguishment of debt of $1.7 million. Net income for the third quarter of 2020 was $112.9 million as compared to $81.3 million for the same period in 2019.  Net income per diluted share for the third quarter of 2020 was $1.01 as compared to $0.73 for the same period in 2019.

Net Sales.  The $167.2 million increase in consolidated net sales in the third quarter of 2020 as compared to the third quarter of 2019 was the result of higher net sales across all the businesses.

Net sales for the metal container business increased $34.4 million, or 4.2 percent, in the third quarter of 2020 as compared to the same period in 2019.  This increase was primarily the result of higher unit volumes of approximately seventeen percent and the impact of favorable foreign currency translation of approximately $4.0 million, partially offset by the pass through of lower raw material costs and a higher percentage of smaller cans sold. The increase in unit volumes was primarily due to the continued increase in at home food consumption and a shift in the timing of certain fruit and vegetable pack shipments from the first half of the year to the third quarter.

Net sales for the closures business increased $121.7 million, or 34.4 percent, in the third quarter of 2020 as compared to the same period in 2019.  This increase was primarily the result of higher unit volumes of approximately ten percent, a more favorable mix of products sold due primarily to strong unit volume growth in dispensing closures and the impact of favorable foreign currency translation of approximately $2.0 million, partially offset by the pass through of lower raw material costs. The increase in unit volumes was principally the result of the inclusion of the recent acquisitions of the Albéa Dispensing Business and Cobra Plastics and continued strong volumes for certain consumer health, hygiene, personal care and food products. These volume gains were partially offset by weak demand for certain beauty products during the COVID-19 pandemic.

Net sales for the plastic container business increased $11.1 million, or 7.6 percent, in the third quarter of 2020 as compared to the same period in 2019. This increase was principally due to higher volumes of approximately fourteen percent, partially offset by the pass through of lower raw material costs and a less favorable mix of products sold. The increase in volumes was due primarily to higher demand for certain food and consumer health and hygiene products and continued new business awards.

Gross Profit.  Gross profit margin increased 1.7 percentage points to 17.4 percent in the third quarter of 2020 as compared to the same period in 2019 for the reasons discussed below in "Income before Interest and Income Taxes."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased to 6.2 percent in the third quarter of 2020 as compared to 5.8 percent in the same period in 2019. Selling, general and administrative expenses increased $15.4 million to $91.5 million for the third quarter of 2020 as compared to $76.1 million for the same period in 2019. The increase in selling, general and administrative expenses was principally due to the inclusion of selling, general and administrative expenses from the Albéa Dispensing Business and Cobra Plastics which were acquired in 2020 and costs attributed to announced acquisitions of $0.7 million.

Income before Interest and Income Taxes.  Income before interest and income taxes for the third quarter of 2020 increased by $41.3 million as compared to the third quarter of 2019, and margins increased to 11.7 percent from 10.0 percent over the same periods. The increase in income before interest and income taxes was primarily the result of higher income in each of the businesses, partially offset by higher selling, general and administrative expenses. Rationalization charges were $2.5 million and $3.2 million in the third quarters of 2020 and 2019, respectively.

Segment income of the metal container business for the third quarter of 2020 increased $13.4 million as compared to the same period in 2019, and segment income margin increased to 11.0 percent from 9.9 percent over the same periods. The increase in segment income was due primarily to higher unit volumes and strong operating performance, higher pension income and lower rationalization charges, partially offset by the impact from the renewal of certain significant customer contracts at the end of 2019 and a higher percentage of smaller cans sold. Rationalization charges were $1.6 million and $3.0 million in the third quarters of 2020 and 2019, respectively.

Segment income of the closures business for the third quarter of 2020 increased $19.4 million as compared to the same period in 2019, and segment income margin increased to 13.5 percent from 12.7 percent over the same periods.  The increase in segment income was primarily due to higher unit volumes including from recent acquisitions, a more favorable mix of products sold, strong operating performance and higher pension income.

Segment income of the plastic container business for the third quarter of 2020 increased $10.5 million as compared to the same period in 2019, and segment income margin increased to 14.0 percent from 7.8 percent over the same periods.  The increase in segment income was primarily attributable to higher volumes, strong operating performance and lower manufacturing costs and higher pension income.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the third quarter of 2020 increased $0.9 million to $27.7 million as compared to $26.8 million in the same period in 2019. This increase was due to higher average outstanding borrowings primarily related to the acquisition of the Albéa Dispensing Business, partially offset by lower weighted average interest rates. Loss on early extinguishment of debt of $1.7 million in the third quarter of 2019 was the result of the redemption of all outstanding 5½% Senior Notes due 2022.

Provision for Income Taxes. The effective tax rates were 22.9 percent and 22.0 percent for the third quarters of 2020 and 2019, respectively, both of which were favorably impacted by an audit period expiration.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September, 2019

Overview.  Consolidated net sales were $3.70 billion in the first nine months of 2020, a 7.4 percent increase as compared to the first nine months of 2019 primarily as a result of higher volumes in each of the businesses including the impact from acquisitions and a more favorable mix of products sold in the closures business, partially offset by the pass through of lower raw material costs across all businesses, a less favorable mix of products sold in the metal and plastic container businesses and the impact of unfavorable foreign currency translation. Income before interest and income taxes for the first nine months of 2020 increased by $119.4 million as compared to the same period in 2019 primarily due to higher volumes and strong operating performance in each of the businesses, lower rationalization charges, higher pension income and a more favorable mix of products sold in the closures business. These increases were partially offset by higher selling, general and administrative expenses, the impact from the renewal of certain significant customer contracts at the end of 2019 and a higher percentage of smaller cans sold in the metal container business, the negative impact from the purchase accounting write-up of acquired inventory of the Albéa Dispensing Business and the unfavorable impact of a charge in the plastic container business for a non-commercial legal dispute relating to prior periods. Results for the first nine months of 2020 and 2019 included rationalization charges of $7.2 million and $48.6 million, respectively. Results for the first nine months of 2020 also included costs attributed to announced acquisitions of $19.0 million. Results for the first nine months of 2020 and 2019 included a loss on early extinguishment of debt of $1.5 million and $1.7 million, respectively. Results for the first nine months of 2020 and 2019 also included other pension and postretirement income of $29.1 million and $13.3 million, respectively. Net income for the first nine months of 2020 was $248.6 million as compared to $159.0 million for the same period in 2019. Net income per diluted share for the first nine months of 2020 was $2.23 as compared to $1.43 for the same period in 2019.

Net Sales.  The $253.8 million increase in consolidated net sales in the first nine months of 2020 as compared to the first nine months of 2019 was the result of higher net sales across all businesses.

Net sales for the metal container business increased $57.5 million, or 3.0 percent, in the first nine months of 2020 as compared to the same period in 2019.  This increase was primarily the result of higher unit volumes of approximately thirteen percent, partially offset by the pass through of lower raw material and other manufacturing costs and a higher percentage of smaller cans sold. The increase in unit volumes was primarily the result of continued higher demand in at home food consumption and lower volumes in the first quarter of 2019 as a result of the 2018 pre-buy of products by customers in anticipation of significant metal inflation in 2019.

Net sales for the closures business increased $169.7 million, or 15.8 percent, in the first nine months of 2020 as compared to the same period in 2019.  This increase was primarily the result of higher unit volumes of approximately six percent and a more favorable mix of products sold, partially offset by the pass through of lower raw material costs and the impact of unfavorable foreign currency translation of approximately $10.0 million. The increase in unit volumes was principally the result of the inclusion of the recent acquisitions of the Albéa Dispensing Business and Cobra Plastics, strong volumes for certain consumer health, hygiene, personal care and food products, and lower volumes in the first quarter of 2019 as a result of the 2018 pre-buy of products by customers in anticipation of significant metal inflation in 2019. These volume gains were partially offset by weak demand for certain beauty and beverage products.
Net sales for the plastic container business increased $26.6 million, or 5.7 percent, in the first nine months of 2020 as compared to the same period in 2019. This increase was primarily due to higher volumes of approximately twelve percent, partially offset by the pass through of lower raw material costs, a less favorable mix of products sold and the impact of unfavorable foreign currency translation of approximately $1.0 million. The increase in volumes was due primarily to continued higher demand for certain food and consumer health and hygiene products and continued new business awards.

Gross Profit.  Gross profit margin increased 1.9 percentage points to 18.1 percent in the first nine months of 2020 as compared to the same period in 2019 for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased to 7.7 percent for the first nine months of 2020 as compared to 6.8 percent in the same period in 2019. Selling, general and administrative expenses increased $48.2 million to $282.0 million for the first nine months of 2020 as compared to $233.8 million for the same period in 2019. The increase in selling, general and administrative expenses was principally the result of costs attributed to announced acquisitions of $19.0 million, the inclusion of selling, general and administrative expenses from the Albéa Dispensing Business and Cobra Plastics which were acquired in 2020, one-time plant employee incentive payments in the first quarter of 2020 and a charge of $2.8 million in the plastic container business for a non-commercial legal dispute relating to prior periods.

Income before Interest and Income Taxes.  Income before interest and income taxes for the first nine months of 2020 increased by $119.4 million as compared to the first nine months of 2019, and margins increased to 11.0 percent from 8.4 percent over the same periods. The increase in income before interest and income taxes was primarily due to higher income in each of the businesses, partially offset by higher selling, general and administrative expenses. Rationalization charges were $7.2 million and $48.6 million for the first nine months of 2020 and 2019, respectively.

Segment income of the metal container business for the first nine months of 2020 increased $79.7 million as compared to the same period in 2019, and segment income margin increased to 10.9 percent from 7.0 percent over the same periods. The increase in segment income was primarily attributable to lower rationalization charges, higher unit volumes and strong operating performance and higher pension income, partially offset by the impact from the renewal of certain significant customer contracts at the end of 2019 and a higher percentage of smaller cans sold. Rationalization charges were $4.7 million and $42.3 million in the first nine months of 2020 and 2019, respectively.

Segment income of the closures business for the first nine months of 2020 increased $36.1 million, as compared to the same period in 2019, and segment income margin increased to 13.5 percent from 12.3 percent over the same periods.  The increase in segment income was primarily due to higher unit volumes including from recent acquisitions, strong operating performance, a more favorable mix of products sold, higher pension income and lower rationalization charges, partially offset by the negative impact from the purchase accounting write-up of inventory of the Albéa Dispensing Business. Rationalization charges were $2.2 million and $6.0 million in the first nine months of 2020 and 2019, respectively.

Segment income of the plastic container business for the first nine months of 2020 increased $30.0 million as compared to the same period in 2019, and segment income margin increased to 13.6 percent from 8.0 percent over the same periods.  The increase in segment income was primarily attributable to higher volumes, strong operating performance and lower manufacturing costs and higher pension income, partially offset by the unfavorable impact of a charge of $2.8 million for a non-commercial legal dispute relating to prior periods.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first nine months of 2020 decreased $5.2 million to $77.1 million as compared to $82.3 million in the same period in 2019 primarily due to lower weighted average interest rates, partially offset by higher average outstanding borrowings primarily related to the acquisition of the Albéa Dispensing Business and additional revolving loan borrowings outstanding during the first half of the current year principally to hold cash and cash equivalents to ensure liquidity against potential credit market disruptions as a result of the COVID-19 pandemic. Weighted average interest rates were lower during the first nine months of 2020 due to lower variable market rates and the redemption of all outstanding 5½% Senior Notes due 2022 in the third quarter of 2019. During the first nine months of 2020, we recognized a loss on early extinguishment of debt of $1.5 million in conjunction with the prepayment of U.S. term loans under the Credit Agreement. Loss on early extinguishment of debt of $1.7 million in the first nine months of 2019 was the result of the redemption of all outstanding 5½% Senior Notes due 2022.

Provision for Income Taxes. The effective tax rates were 24.4 percent and 22.1 percent for the first nine months of 2020 and 2019, respectively. The effective tax rate for the first nine months of 2020 was unfavorably impacted by increased income in higher tax jurisdictions and certain nondeductible expenses principally related to costs incurred for the acquisition of the Albéa Dispensing Business, partially offset by the favorable impact of an audit period expiration. The effective tax rate for the first nine months of 2019 benefitted from an audit period expiration, the resolution of a prior year tax audit and the timing of certain tax deductions.

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

You should also read Notes 3 and 8 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2020 included elsewhere in this Quarterly Report.

For the nine months ended September 30, 2020, we used net proceeds from the issuance of the 2¼% Notes and the additional 4⅛% Notes and the Incremental U.S. Term Loans of $1,639.7 million, net borrowings of revolving loans of $244.9 million, cash provided by operations of $118.5 million and cash and cash equivalents of $10.0 million (excluding the positive effect of exchange rate changes of $1.0 million) to fund the purchases of the Albéa Dispensing Business and Cobra Plastics for $940.9 million, repayments of long-term debt of $766.2 million, net capital expenditures and other investing activities of $164.2 million, decreases in outstanding checks of $79.0 million, dividends paid on our common stock of $40.4 million, repurchases of our common stock of $13.1 million and debt issuance costs of $10.3 million.

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

At September 30, 2020, we had $246.0 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at September 30, 2020 was $927.3 million and Cdn $15.0 million.

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

Rationalization Charges
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $7.7 million and $3.8 million for the nine months ended September 30, 2020 and 2019, respectively. Exclusive of the footprint optimization plan for our metal container business and our resulting withdrawal from the Central States Pension Plan announced in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $2.1 million and $3.9 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.1 million per year and be recognized annually for the next twenty years, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually for the next twenty years, beginning in 2020.
You should also read Note 4 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2020 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  Since such filing, other than the changes discussed in Notes 3, 8 and 9 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2020 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

On June 1, 2020, we acquired the Albéa Dispensing Business. You should read Note 3 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2020 included elsewhere in this Quarterly Report for further information on our acquisition of the Albéa Dispensing Business. We are currently in the process of integrating the internal controls and procedures of the Albéa Dispensing Business into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of the Albéa Dispensing Business in our annual assessment of the effectiveness of our internal control over financial reporting for our 2021 fiscal year.

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

SILGAN HOLDINGS INC.

Dated: November 6, 2020	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)