Form 10-K
period 2020-12-31
SILGAN HOLDINGS INC
filed 2021-02-25
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.54 billion. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 1, 2021, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 110,057,027.
Documents Incorporated by Reference:
Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for its Annual Meeting of Stockholders to be held in 2021 are incorporated by reference in Part III of this Annual Report on Form 10-K.

-i-

PART I
ITEM 1. BUSINESS.
GENERAL
We are a leading manufacturer of rigid packaging for consumer goods products. We had consolidated net sales of approximately $4.9 billion in 2020. Our products are used for a wide variety of end markets and we operate 110 manufacturing plants in North America, Europe, Asia and South America. Our products include:
•steel and aluminum containers for human and pet food and general line products;
•dispensing systems and metal and plastic closures for food, beverage, health care, garden, home, personal care and beauty products; and
•custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products.
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2020 of slightly more than half of the market. Our leadership in these markets is driven by our high levels of quality, service and technological support, our low cost producer position, our strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We have 43 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. Additionally, we believe that we have the most comprehensive equipment capabilities in the industry. For 2020, our metal container business had net sales of $2.56 billion (approximately 52.0 percent of our consolidated net sales) and segment income of $246.6 million (approximately 44.1 percent of our consolidated income before interest and income taxes excluding corporate expense).
We are also a leading worldwide manufacturer of dispensing systems and metal and plastic closures for food, beverage, health care, garden, home, personal care and beauty products. Our leadership position in closures is a result of our ability to provide customers with high levels of quality, service and technological support. Our closures business provides customers with an extensive variety of innovative dispensing systems and proprietary metal and plastic closures solutions that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering. We have 44 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 100 countries throughout the world. In addition, we license our technology to four other manufacturers for various international markets we do not serve directly. For 2020, our closures business had net sales of $1.71 billion (approximately 34.8 percent of our consolidated net sales) and segment income of $224.4 million (approximately 40.2 percent of our consolidated income before interest and income taxes excluding corporate expense).
Additionally, we are a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets. Our success in the plastic packaging market is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence with 23 manufacturing facilities in the United States and Canada. We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2020, our plastic container business had net sales of $651.5 million (approximately 13.2 percent of our consolidated net sales) and segment income of $87.8 million (approximately 15.7 percent of our consolidated income before interest and income taxes excluding corporate expense).
Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2021 approximately 90 percent of our projected metal container sales and a majority of our projected closures and plastic container sales will be under multi-year customer supply arrangements.
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
OUR HISTORY
We are a Delaware corporation. We were founded in 1987 by R. Philip Silver and D. Greg Horrigan, two of the members of our Board of Directors. Since our inception, we have acquired thirty-seven businesses. As a result of the benefits of acquisitions and organic growth, we have become a leading manufacturer of metal containers in North America and Europe, with net sales of $2.56 billion in 2020, and have increased our overall share of the metal food container market in the United States from approximately ten percent in 1987 to slightly more than half of the market in 2020. Through acquisitions, we have become a leading worldwide manufacturer of closures for food, beverage, health care, garden, home, personal care and beauty products, with net sales of $1.71 billion in 2020, representing a compounded annual growth rate of approximately 13.2 percent since our acquisition of the White Cap closures operations in the United States in 2003. We have also grown our market position in the plastic container business since 1987, with net sales increasing to $651.5 million in 2020, representing a compounded annual growth rate of approximately 6.2 percent over that period. The following chart shows our acquisitions since our inception:

Acquired Business	Year	Products
Nestlé Food Company’s metal container manufacturing division	1987	Metal food containers
Monsanto Company’s plastic container business	1987	Plastic containers
Fort Madison Can Company of The Dial Corporation	1988	Metal food containers
Seaboard Carton Division of Nestlé Food Company	1988	Paperboard containers
Aim Packaging, Inc.	1989	Plastic containers
Fortune Plastics Inc.	1989	Plastic containers
Express Plastic Containers Limited	1989	Plastic containers
Amoco Container Company	1989	Plastic containers
Del Monte Corporation’s U.S. can manufacturing operations	1993	Metal food containers
Food Metal and Specialty business of American National Can Company	1995	Metal food containers and metal closures
Finger Lakes Packaging Company, Inc., a subsidiary of Birds Eye Foods, Inc.	1996	Metal food containers
Alcoa Inc.’s North American aluminum roll-on closures business	1997	Aluminum roll-on closures
Rexam PLC’s North American plastic container business	1997	Plastic containers and closures
Winn Packaging Co.	1998	Plastic containers
Campbell Soup Company’s steel container manufacturing business	1998	Metal food containers
Clearplass Containers, Inc.	1998	Plastic containers
RXI Holdings, Inc.	2000	Plastic containers and plastic closures, caps, sifters and fitments
Thatcher Tubes LLC	2003	Plastic tubes
Amcor White Cap, LLC	2003	Metal, composite and plastic vacuum closures
Pacific Coast Producers’ can manufacturing operations	2003	Metal food containers
Amcor White Cap (Europe, Asia and South America)	2006 - 2008	Metal, composite and plastic vacuum closures
Cousins-Currie Limited	2006	Plastic containers

Acquired Business	Year	Products
Grup Vemsa 1857, S.L.’s metal vacuum closures operations in Spain and China	2008	Metal vacuum closures
IPEC Global, Inc. and its subsidiaries	2010	Plastic closures
Vogel & Noot Holding AG’s metal container operations	2011	Metal containers
DGS S.A.’s twist-off metal closures operations	2011	Metal vacuum closures
Nestlé Purina PetCare’s metal container manufacturing operations	2011	Metal containers
Öntaş Öner Teneke Ambalaj Sanayi ve Ticaret A.S.	2012	Metal containers and metal vacuum closures
Rexam High Barrier Food Containers, Inc., Rexam PLC’s plastic food container operations	2012	Plastic food containers
Amcor Packaging (Australia) Pty Ltd's metal vacuum closures operations in Australia	2013	Metal vacuum closures
Portola Packaging, Inc. and its subsidiaries	2013	Plastic closures
Tecnocap S.p.A.'s and Tecnocap LLC's metal vacuum closures operations in the U.S.	2013	Metal vacuum closures
Van Can Company's metal container manufacturing assets	2014	Metal containers
Injected Plastics Co.'s plastic closures operations	2015	Plastic closures
WestRock Company’s specialty closures and dispensing systems business	2017	Specialty closures and dispensing systems
Cobra Plastics, Inc.	2020	Plastic and specialty closures
Albéa Group's dispensing operations	2020	Dispensing systems

On February 4, 2020, we acquired Cobra Plastics, Inc., or Cobra Plastics, a manufacturer of injection molded plastic closures for a wide variety of consumer products, with a particular focus on the aerosol overcap market.
On June 1, 2020, we acquired the dispensing operations of the Albéa Group, or the Albéa Dispensing Business, a leading global supplier of highly engineered pumps, sprayers and foam dispensing solutions to major branded consumer goods product companies in the beauty and personal care markets. The Albéa Dispensing Business operates a global network of ten manufacturing facilities across North America, Europe, South America and Asia. This acquisition was strategically important for us, as it expanded our closures franchise and, in particular, our dispensing systems operations.
OUR STRATEGY
We intend to enhance our position as a leading manufacturer of consumer goods packaging products by continuing to aggressively pursue a strategy designed to achieve future growth and increase shareholder value by focusing on the following key elements:
SUPPLY “BEST VALUE” PACKAGING PRODUCTS WITH HIGH LEVELS OF QUALITY, SERVICE AND TECHNOLOGICAL SUPPORT
Since our inception, we have been, and intend to continue to be, devoted to consistently supplying our products with the combination of quality, price and service that our customers consider to be “best value.” In our metal container business, we focus on providing high quality and high levels of service and utilizing our low cost producer position. We have made and are continuing to make significant capital investments to offer our customers value-added features such as our family of Quick Top® easy-open ends for our metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have made and continue to make investments to enhance the competitive advantages of metal packaging for food, including a new manufacturing facility in the United States completed in 2016 to better optimize the logistical footprint of our metal containers business and a near-site manufacturing facility in the United States completed in 2018 to support growth of certain customers. In our closures business, we emphasize high levels of quality, service and technological support. We believe our closures business is the premier innovative dispensing systems and closures solutions provider to the food, beverage, health care, garden, home, personal care and beauty industries. We manufacture throughout the world a wide range of highly engineered dispensing systems for health care, garden, home, personal care, beauty and food products. We also offer customers an extensive variety of metal and plastic closures for food and beverage products, as well as proprietary equipment solutions such as cap feeders, cappers and detection systems, to ensure high quality package safety. In our plastic container business, we provide high levels of quality and service and focus on value-added, custom designed plastic containers to meet changing product and packaging demands of our customers. We believe that we are one of the few plastic packaging businesses that can custom design, manufacture and decorate a wide variety of plastic containers, providing the customer with the ability to satisfy more of its plastic packaging needs through one supplier. We will continue to supply customized products that can be delivered quickly to our customers with superior levels of design, development and technological support. We have made strategic investments to enhance the competitive position of our plastic container business, including the construction of three new plastic container manufacturing facilities in the United States since 2016 to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business.
MAINTAIN LOW COST PRODUCER POSITION
We will continue pursuing opportunities to strengthen our low cost position in our business by:
•maintaining a flat, efficient organizational structure, resulting in low selling, general and administrative expenses as a percentage of consolidated net sales;
•achieving and maintaining economies of scale;
•prudently investing in new technologies to increase manufacturing and production efficiency;
•rationalizing our existing plant structure; and
•serving our customers from our strategically located plants.
Through our metal container facilities, we believe that we provide the most comprehensive manufacturing capabilities in the industry. Through our closures business, we manufacture an extensive variety of highly engineered dispensing systems and metal and plastic closures for the food, beverage, health care, garden, home, personal care and beauty industries throughout the world utilizing state-of-the-art technology and equipment, and we also provide our customers for our closures with state-of-the-art capping/sealing equipment and detection systems. Through our plastic container facilities, we have the capacity to manufacture customized products across the entire spectrum of resin materials, decorating techniques and molding processes required by our customers. We intend to leverage our manufacturing, design and engineering capabilities to continue to create cost-effective manufacturing systems that will drive our improvements in product quality, operating efficiency and customer support.
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
In 2018, we commercialized a new metal container manufacturing facility and a new thermoformed plastic container manufacturing facility, in each case to support continued growth in key markets. In 2019, we initiated a multi-year footprint optimization plan in our metal container business in the U.S. to reduce capacity and continue to drive cost reductions, which includes the likely shutdown of six metal container manufacturing facilities over at least a three year period. As part of this plan, we shut down two metal container manufacturing facilities in the fourth quarter of 2019. We delayed further implementation of this footprint optimization plan in 2020 due to a strong increase in demand for our products.
MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE
Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In February 2017, we issued $300.0 million of our 4¾% Senior Notes due 2025, or the 4¾% Notes, and €650.0 million of our 3¼% Senior Notes due 2025, or the 3¼% Notes. We used the net proceeds from the 4¾% Notes and the 3¼% Notes to prepay most of our outstanding U.S. dollar term loans and all of our outstanding revolving loans under our then existing senior secured credit facility, or our 2014 Credit Facility, to repay certain foreign bank revolving and term loans of certain of our non-U.S. subsidiaries and to redeem $220.0 million of our outstanding 5% Senior Notes due 2020, or the 5% Notes. In March 2017, we completed an amendment and restatement of our 2014 Credit Facility and entered into an amended and restated senior secured credit facility, which extended the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. In May 2018, we entered into an amendment to our amended and restated senior secured credit facility, as so amended, our Credit Agreement, which further extended maturity dates, lowered the margin on borrowings thereunder and provides additional flexibility with regard to strategic initiatives. Our Credit Agreement provides us with revolving loans, consisting of a multicurrency revolving loan facility of approximately $1.19 billion and a Canadian revolving loan facility of Cdn $15.0 million. Additionally, our Credit Agreement initially provided us with U.S. $800.0 million of term loans and Cdn $45.5 million of term loans (all of which have been repaid). In April 2017, we funded the purchase price for the specialty closures and dispensing systems operations of WestRock Company, now operating under the name Silgan Dispensing Systems, or SDS, with $800.0 million of term loans and $223.8 million of revolving loan borrowings under our Credit Agreement. In April 2018, we redeemed all of the remaining outstanding 5% Notes ($280.0 million aggregate principal amount) with revolving loan borrowings under our Credit Agreement and cash on hand. In August 2019, we redeemed all $300.0 million aggregate principal amount of our outstanding 5½% Senior Notes due 2022, or the 5½% Notes, with revolving loan borrowings under our Credit Agreement and cash on hand. In November 2019, we issued $400.0 million aggregate principal amount of our 4⅛% Senior Notes due 2028, or the 4⅛% Notes, and used the net proceeds therefrom to repay outstanding revolving loans under our Credit Agreement, including revolving loans used to redeem the 5½% Notes. In February 2020, we issued an additional $200.0 million of the 4⅛% Notes and €500.0 million of our 2¼% Senior Notes due 2028, or the 2¼% Notes. We used the net proceeds of these issuances and revolving loan borrowings under our Credit Agreement to prepay all of our outstanding U.S. dollar term loans under our Credit Agreement at that time. In June 2020, we funded the purchase price for the Albéa Dispensing Business with $900.0 million of incremental term loans under our Credit Agreement. You should also read Notes 3, 9 and 18 to our Consolidated Financial Statements for the year ended December 31, 2020 included elsewhere in this Annual Report.
EXPAND THROUGH ACQUISITIONS AND INTERNAL GROWTH
We intend to continue to increase our market share in our current business lines and related business lines through acquisitions and internal growth. We use a disciplined approach to make acquisitions and investments that generate attractive cash returns. As a result, we expect to continue to expand and diversify our customer base, geographic presence and product lines. This strategy has enabled us to increase our net sales and income before interest and income taxes since our founding.
We are a leading manufacturer of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past 30 years, the metal food container market in North America has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé Food Company, or Nestlé, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, Campbell Soup Company, or Campbell, Pacific Coast Producers, or Pacific Coast, and Nestlé Purina PetCare's steel container self-manufacturing assets, or Purina Steel Can, reflect this trend. We estimate that approximately eight percent of the market for metal food containers in the United States is still served by self-manufacturers.
While we have expanded our metal container business and increased our market share of metal containers primarily through acquisitions and growth with existing customers, we have also made, and are continuing to make, significant capital investments in our metal container business to enhance our business and offer our customers value-added features, such as our family of Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In 2020, approximately 70 percent of our metal food containers sold had an easy-open end. In addition, we have made and continue to make investments to enhance the competitive advantages of metal packaging for food. In 2016, we completed the construction of a new metal food container manufacturing facility in Burlington, Iowa to better optimize the logistical footprint of our metal container operations in North America, allowing us to further reduce costs of our metal container business. Additionally, in 2018 we commercialized a near-site manufacturing facility in Breinigsville, Pennsylvania to support growth of certain customers.
With our acquisitions of our closures operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of dispensing systems and metal and plastic closures for food, beverage, health care, garden, home, personal care and beauty products. In 2017, we broadened our closures portfolio to include dispensing systems with our acquisition of SDS and in 2020, we further expanded our dispensing systems operations with our acquisition of the Albéa Dispensing Business. Since 2003, following our acquisition of the White Cap closures operations in the United States, net sales of our closures business have increased to $1.71 billion in 2020 as a result of acquisitions and internal growth, representing a compounded annual growth rate of approximately 13.2 percent over that period. We may pursue further consolidation opportunities in the closures markets in which we operate, including in dispensing systems, or in adjacent closures markets, such as our acquisitions of the Albéa Dispensing Business and Cobra Plastics. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic closures and dispensing systems. In making investments to pursue internal growth, we use a disciplined approach to generate attractive cash returns.
We have grown our market position for our plastic container business since 1987, with net sales increasing to $651.5 million in 2020, representing a compounded annual growth rate of approximately 6.2 percent over that period. We achieved this improvement primarily through strategic acquisitions as well as through internal growth. In 2016, we completed construction of two new plastic container manufacturing facilities, including a near-site facility to a major customer and another facility to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business. These new facilities are located in North East, Pennsylvania and Hazelwood, Missouri. Additionally, in 2018 we commercialized a new thermoformed plastic container manufacturing facility in Fort Smith, Arkansas in support of continued growth. The plastic containers segment of the consumer goods packaging industry continues to be highly fragmented, and we intend to pursue further consolidation opportunities in this market. We also expect to continue to generate internal growth in our plastic container business. As with acquisitions, we use a disciplined approach to pursue internal growth to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical markets.
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
In 2018, we commercialized a new metal container manufacturing facility and a new thermoformed plastic container manufacturing facility, in each case to support continued growth in key markets. In 2019, we initiated a multi-year footprint optimization plan in our metal container business in the U.S. to reduce capacity and continue to drive cost reductions. As part of this plan, we shut down two metal container manufacturing facilities in the fourth quarter of 2019. We delayed further implementation of this footprint optimization plan in 2020 due to a strong increase in demand for our products.
BUSINESS SEGMENTS
We are a holding company that conducts our business through various operating subsidiaries. We operate three businesses, our metal container business, our closures business and our plastic container business.
METAL CONTAINERS—52.0 PERCENT OF OUR CONSOLIDATED NET SALES IN 2020
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2020 of slightly more than half of the market. Our metal container business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as pet food, vegetables, soup, proteins (e.g., meat, chicken and seafood), tomato based products, adult nutritional drinks, fruit and other miscellaneous food products, as well as general line metal containers primarily for chemicals. We have 43 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. For 2020, our metal container business had net sales of $2.56 billion (approximately 52.0 percent of our consolidated net sales) and segment income of $246.6 million (approximately 44.1 percent of our consolidated income before interest and income taxes excluding corporate expense). We estimate that approximately 90 percent of our projected metal container sales in 2021 will be pursuant to multi-year customer supply arrangements.
Although metal containers face competition from plastic, paper, glass and composite containers, we believe metal containers are superior to plastic, paper and composite containers in applications where the contents are prepared at high temperatures, or packaged in larger consumer or institutional quantities, or where the long-term storage of the product is desirable while maintaining the product’s quality. We also believe that metal containers are generally more desirable than glass containers because metal containers are more durable and less costly to transport. In addition, metal containers are one of the most recycled packages in the world and are infinitely recyclable. While the market for metal food containers in the United States has experienced little or no growth over the last ten years, we have increased our market share of metal food containers in the United States primarily through acquisitions and growth with existing customers, and have enhanced our business by focusing on providing customers with high quality, high levels of service and value-added features such as our family of Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have made and continue to make investments to enhance the competitive advantages of metal packaging for food, including the construction of two new manufacturing facilities in recent years to better optimize the logistical footprint of our metal container business in North America and support growth of certain customers.
CLOSURES—34.8 PERCENT OF OUR CONSOLIDATED NET SALES IN 2020
We are a leading worldwide manufacturer of dispensing systems and metal and plastic closures for food, beverage, health care, garden, home, personal care and beauty products. Our closures business provides customers with an extensive variety of innovative dispensing system solutions and proprietary metal and plastic closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering. We have 44 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 100 countries throughout the world. In addition, we license our technology to four other manufacturers for various markets we do not serve directly. For 2020, our closures business had net sales of $1.71 billion (approximately 34.8 percent of our consolidated net sales) and segment income of $224.4 million (approximately 40.2 percent of our consolidated income before interest and income taxes excluding corporate expense). Since 2003, following our acquisition of the White Cap closures operations in the United States, we have grown our closures business through acquisitions and internal growth, with net sales increasing at a compounded annual growth rate of approximately 13.2 percent.

With our acquisition in 2017 of SDS, we broadened our closures portfolio to manufacture dispensing systems for health care, garden, home, personal care, beauty and food products, such as health care nasal spray and topical applications, lawn and garden products, hard surface cleaning products, professional cleaning products, air and fabric care products, perfume and fragrance products, skin care products, lotions, cosmetics, soaps, hair care products and other bath and body products and condiments. With our acquisition in 2020 of the Albéa Dispensing Business, we expanded our dispensing systems portfolio, including for highly engineered pumps, sprayers and foam dispensing solutions for the beauty and personal care markets. We also manufacture metal and plastic closures, many of which maintain a vacuum, for food and beverage products, such as ready-to-drink teas, sports drinks, dairy products, tomato sauce, salsa, pickles, baby food, juice drinks, ketchup, preserves, soup, cooking sauces, gravies, fruits, vegetables and infant formula products. We provide customers of our closures business with custom formulations of sealing/lining materials, designed either to minimize removal torques and enhance openability of our closures or to maintain sealability of our closures, in each case to meet the unique needs of our customers while also meeting applicable regulatory requirements. We offer our customers an extensive range of decorating options for our closures for product differentiation. We also provide customers with sealing/capping equipment and detection systems to complement our closures product offering. As a result of our extensive range of closures, our geographic presence and our focus on providing high levels of quality, service and technological support, we believe that we are uniquely positioned to serve food, beverage, health care, garden, home, personal care and beauty product companies for their closure needs.
PLASTIC CONTAINERS—13.2 PERCENT OF OUR CONSOLIDATED NET SALES IN 2020
We produce plastic containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers in North America for the markets that we serve. We are also a leading manufacturer in North America of plastic thermoformed barrier and non-barrier bowls and trays for shelf-stable food products. We operate 23 plastic container manufacturing facilities in the United States and Canada. For 2020, our plastic container business had net sales of $651.5 million (approximately 13.2 percent of our consolidated net sales) and segment income of $87.8 million (approximately 15.7 percent of our consolidated income before interest and income taxes excluding corporate expense). Since 1987, we have improved our market position for our plastic container business, with net sales increasing at a compounded annual growth rate of approximately 6.2 percent.
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
Our leading position in the plastic container market is largely driven by our rapid response to our customers’ design, development and technology support needs and our value-added, diverse product line. This product line is the result of our ability to produce plastic containers from a full range of resin materials using a broad array of manufacturing, molding and decorating capabilities. We also strive to remain current with and, to some extent, anticipate innovations in resin composition and applications and changes in the technology for the manufacturing of plastic containers. We benefit from our large scale and nationwide presence, as significant consolidation is occurring in many of our customers’ markets. Through these capabilities, we are well-positioned to serve our customers, who demand customized solutions as they continue to seek innovative means to differentiate their products in the marketplace using packaging. Since 2016, we have made strategic investments to enhance the competitive position of our plastic container business, including the construction of three new plastic container manufacturing facilities in the United States to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business.
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
As of February 1, 2021, we operated a total of 110 manufacturing facilities in 21 different countries throughout the world that serve the needs of our customers.
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
We have state-of-the-art decorating equipment, including several of the largest sophisticated decorating facilities in the United States. Our decorating methods for plastic containers are in-mold labeling, which applies a plastic film label to the bottle during the blowing process, and post-mold decoration. Post-mold decoration includes:
•silk screen decoration which enables the applications of images in multiple colors to the bottle;
•pressure sensitive decoration which uses a plastic film or paper label with an adhesive;

•heat transfer decoration which uses a plastic coated label applied by heat; and
•shrink sleeve labeling.
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
Approximately 11 percent, 12 percent and 11 percent of our consolidated net sales were to Nestlé in 2020, 2019 and 2018, respectively. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.
You should also read “Risk Factors—Risks Related to Business, Operations and Certain Financial Matters—We face competition from many companies and we may lose sales or experience lower margins on sales as a result of such competition” included elsewhere in this Annual Report.
METAL CONTAINER BUSINESS
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2020 of slightly more than half of the market. We have 43 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. Our largest customers for these products include Bonduelle Group, Campbell, Conagra Brands, Inc., Del Monte, General Mills, Inc., Hill's Pet Nutrition, Inc., Hormel Foods Corporation, The Kraft Heinz Company, Mars, Incorporated, Nestlé, Pacific Coast, Stanislaus Food Products Company, Thai Union Group and Tony Downs Foods Co.
We have entered into multi-year supply arrangements with most of our customers for our metal container business. We estimate that approximately 90 percent of our projected metal container sales in 2021 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements. In Europe, our metal container business has had long-term relationships with many of its customers, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis.
Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal food container requirements. Our net sales of metal food containers to Nestlé in North America and Europe in 2020 were $518.0 million. We also supply Nestlé with closures in North America and Europe and plastic containers in North America. In 2018, we entered into long-term supply agreements with Nestlé that run through 2025 for the supply of all of Nestlé’s North American metal food container requirements for pet food and other food products and to support growth initiatives of Nestlé. These long-term supply agreements replaced previous supply agreements with Nestlé. Each of these long-term supply agreements provide for certain prices and specify that those prices will be increased or decreased based upon price change formulas.
Our metal container business’ sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States and, to a lesser extent, in a variety of national growing regions in Europe. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter. You should also read “Risk Factors—Risks Related to Business, Operations and Certain Financial Matters—The seasonality of the fruit and vegetable packing industry causes us to incur short-term debt” included elsewhere in this Annual Report.
CLOSURES BUSINESS
We are a leading worldwide manufacturer of dispensing systems and metal and plastic closures for food, beverage, health care, garden, home, personal care and beauty products. We have 44 closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 100 countries throughout the world.
Our largest customers of our closures business include Campbell, The Coca-Cola Company, Colgate-Palmolive Company, Estée Lauder Companies, The Kraft Heinz Company, L'Oreal S.A., LVMH Moët Hennessy Louis Vuitton, Mizkan Holdings Co., Ltd., Molson Coors Brewing Company, Natura & Co., Nestlé, O Boticário, PepsiCo Inc., The Procter & Gamble Company, S. C. Johnson & Son, Inc., The Scotts Company LLC, Spectrum Brands Holdings, Inc. and its affiliated entities, including United Industries Corporation, and Unilever, plc. We have multi-year supply arrangements with many of our customers in the United States. Outside of the United States, the closures business has had long-term relationships with most of its customers. While we have multi-year supply arrangements with some of our closures customers outside of the United States, as is common practice, many supply arrangements with customers outside of the United States are negotiated on a year-by-year basis.
In addition, we license our technology to four other manufacturers who supply products in Israel, South Korea, Maldives, South Africa, Sri Lanka and Thailand.
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
METAL CONTAINER BUSINESS
Of the commercial metal container manufacturers, Ball Metalpack, LLC, Crown Holdings, Inc. and Trivium Packaging are our most significant competitors. Our competitors also include other regional suppliers. As an alternative to purchasing containers from commercial can manufacturers, customers have the ability to invest in equipment to self-manufacture their containers.
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
CLOSURES BUSINESS
Our closures business competes primarily with AptarGroup, Inc., Bericap Holding GmbH, Berry Global Group, Inc., Closures Systems International, Inc., Crown Holdings, Inc., Global Closure Systems, Groupe Massilly, Guala Dispensing Mexico, S.A. de C.V. and Tecnocap S.p.A. With our ability to manufacture an extensive range of dispensing systems and metal and plastic closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our closures product offering, and our geographic presence, we believe we are uniquely positioned to serve food, beverage, health care, garden, home, personal care and beauty product companies for their closure needs.
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
SILGAN TEAM
As of December 31, 2020, we employed approximately 3,500 salaried and 12,000 hourly employees on a full-time basis. Approximately 34 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. In addition, as of December 31, 2020, Campbell provided us with approximately 110 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.
Our labor contracts expire at various times between 2021 and 2024. As of December 31, 2020, contracts covering approximately 10 percent of our hourly employees in the United States and Canada will expire during 2021. We expect no significant changes in our relations with these unions.
We believe our success is a result of our unrelenting focus on our core strategies and mission statement principles, which have been consistent since our founding and are captured in our mission statement. We focus on meeting the unique needs of our customers, pursuing growth where we have a competitive advantage and responding where we do not. Critical to our success are the contributions and efforts of the entire Silgan team who meet this challenge to compete and win in the markets we serve. Accordingly, investing in our people is vital for us. At each of our locations, we provide competitive compensation and benefits and strive to provide a safe, rewarding and inclusive workplace for our employees. The safety of our entire team is a top priority for us, as evidenced by our industry leading, low lost time and recordable rates. All of our locations remained, and continue to remain, open and operating during the COVID-19 pandemic because we are an essential provider of packaging for food, health and personal care products. During this period, we stayed, and continue to stay, steadfast on providing a safe workplace for our employees. At the outset of the COVID-19 pandemic, we were an early adopter of enhanced safety and health protocols and procedures to protect our employees and allow us to continue to supply our essential products to meet our customers’ critical needs. Such measures include implementing and encouraging appropriate social distancing and cleaning measures, securing and providing employees with additional personal protective equipment, placing restrictions on travel and third party visitors to our locations, mandating quarantine protocols and limiting in-person meetings and other gatherings and encouraging the use of virtual meetings, and we have incurred and continue to incur significant additional costs in connection with such enhanced safety and health protocols and procedures. In addition, we made a Silgan Strong incentive payment during 2020 to our manufacturing employees across our businesses in recognition of their outstanding service during the COVID-19 pandemic, and we have extended COVID-19 protection pay during this time for employees who are quarantined or sick. We continue to monitor and track the impact of the COVID-19 pandemic on our employees and are committed to proactively further enhancing our safety and health protocols and procedures for the protection of our employees and to remain aligned with applicable regulations and guidelines.
GOVERNMENTAL REGULATIONS
We are subject to federal, foreign, state and local governmental laws and regulations, including environmental laws and regulations and health and safety related laws and regulations.
In general, the environmental laws and regulations limit the discharge of pollutants into the environment and establish standards for the treatment, storage, and disposal of solid and hazardous waste. We believe that we are either in compliance in all material respects with all presently applicable environmental laws and regulations or are operating in accordance with appropriate variances, schedules under compliance orders or similar arrangements.

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
RISKS RELATED TO BUSINESS, OPERATIONS AND CERTAIN FINANCIAL MATTERS
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
In 2020, approximately 90 percent of our metal container sales and a majority of our closures and plastic container sales were pursuant to multi-year supply arrangements. Although no assurances can be given, we have been successful historically in continuing these multi-year customer supply arrangements. Additionally, in general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal. If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the proposal.
The loss of any major customer, a significant reduction in the purchasing levels of any major customer or a significant adverse change in the terms of our supply agreement with any major customer could adversely affect our results of operations.
DEMAND FOR OUR PRODUCTS COULD BE AFFECTED BY CHANGES IN LAWS AND REGULATIONS APPLICABLE TO FOOD AND BEVERAGES AND CHANGES IN CONSUMER PREFERENCES.
We manufacture and sell metal and plastic rigid packaging for consumer goods products. Many of our products are used to package food and beverages, and therefore they come into direct contact with these products. Accordingly, such products must comply with various laws and regulations for food and beverages applicable to our customers. Changes in such laws and regulations could negatively impact our customers’ demand for our products as they comply with such changes and/or require us to make changes to our products. Additionally, because our products are used to package consumer goods, we are subject to a variety of risks that could influence consumer behavior and negatively impact demand for our products, including changes in consumer preferences driven by various health-related and environmental concerns and perceptions. For example, due largely to changes in consumer preferences, we recently changed the coatings and compounds in most of our metal container and metal closure products to eliminate the inclusion of bisphenol A in such coatings and compounds, resulting in additional costs.
OUR FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO OBTAIN SUFFICIENT QUANTITIES OF RAW MATERIALS OR MAINTAIN OUR ABILITY TO PASS RAW MATERIAL PRICE INCREASES THROUGH TO OUR CUSTOMERS.
We purchase steel, aluminum, plastic resins and other raw materials from various suppliers. Sufficient quantities of these raw materials may not be available in the future, whether due to reductions in capacity because of, among other things, significant consolidation of suppliers, increased demand in excess of available supply, unforeseen events such as significant hurricanes, government imposed quotas, pandemics or other reasons. In addition, such materials are subject to price fluctuations due to a number of factors, including increases in demand for the same raw materials, the availability of other substitute materials, tariffs and general economic conditions that are beyond our control.
Over the last few years, there has been significant consolidation of suppliers of steel worldwide. In addition, tariffs, quotas and court cases have negatively impacted the ability and desire of steel suppliers to competitively supply steel outside of their countries. More recently, the United States began imposing new tariffs on steel supply into the United States from certain foreign countries starting in June 2018, which has increased the cost of steel imported into the United States as well as ultimately steel manufactured in the United States. Additionally, exemptions from tariffs granted by the United States have been inconsistent and unpredictable. In Europe, recently enacted quotas on foreign steel supply has negatively impacted the ability of foreign steel suppliers to supply steel into Europe. Additional tariffs and/or quotas or other limitations on steel supply could further negatively impact the ability and desire of steel suppliers to competitively supply steel outside of their countries. Our metal container and metal closures supply agreements with our customers provide for the pass through of changes in our metal costs. For our customers without long-term agreements, we also generally increase prices to pass through increases in our metal costs. However, the impact of tariffs and quotas could create volatility in the applicable markets and therefore creates challenges for us and our customers in passing through costs related to such tariffs and quotas.
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
Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2021. Additionally, although no assurances can be given, we generally have been able to pass raw material cost increases through to our customers. The loss of our ability to pass those cost increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.
GLOBAL ECONOMIC CONDITIONS, DISRUPTIONS IN CREDIT MARKETS AND IN MARKETS GENERALLY AND THE INSTABILITY OF THE EURO COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.
In the past, the global financial markets have experienced substantial disruption, including, among other things, volatility in securities prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Additionally, the global economy has experienced recessions, including most recently due to the impact of the COVID-19 pandemic, and economic uncertainty is generally continuing worldwide. Our business, financial condition, results of operations and ability to obtain additional financing in the future, including on terms satisfactory to us, could be adversely affected due to, among other risks we face, any such economic conditions, disruptions of the global financial markets or of markets generally or tightening of credit in the financial markets.
Economic conditions and disruptions in the credit markets and in markets generally, including as a result of the current COVID-19 pandemic, could also harm the liquidity or financial position of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us or reduce our customers’ purchases from us, any of which could negatively affect our business, financial condition or results of operations. Additionally, under such circumstances, the creditworthiness of the counterparties to our interest rate and commodity pricing transactions could deteriorate, thereby increasing the risk that such counterparties fail to meet their contractual obligations to us.
Global markets are also susceptible to other disruptions and resulting negative impacts from other occurrences and events, such as pandemics and contagious diseases like the current COVID-19 pandemic, which could negatively affect global markets and the global economy. Such occurrences and events could cause or require us, our suppliers or our customers to temporarily suspend operations in affected regions, otherwise disrupt or affect our, our suppliers’ or our customers’ operations or businesses, disrupt supply chains and logistics, commerce and travel, or cause an economic downturn or otherwise negatively impact consumer behavior and demand. Although our businesses experienced significant demand increases for many of our products during the current COVID-19 pandemic, any such occurrences, events or disruptions could have a material adverse impact on our business, financial condition or results of operations.
There has been concern regarding the overall stability of the Euro and the future of the Euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. Potential developments and market perceptions related to the Euro could adversely affect the value of our Euro-denominated assets, reduce the amount of our translated amounts of U.S. dollar revenue and income, negatively impact our indebtedness in any such Eurozone country (including our ability to refinance such indebtedness) and otherwise negatively affect our business, financial condition or results of operations. For example, in January 2020 the United

Kingdom left the European Union (commonly referred to as Brexit). The effects of Brexit have been, and continue to be, marked by political unpredictability and lack of clarity around the future economic relationship between the United Kingdom and the European Union. Although our revenue and income related to the United Kingdom is less than one percent of our overall revenue and income, the effects of Brexit could potentially create uncertainty and increase the costs surrounding, and be disruptive to, our business related to the United Kingdom, including our relationships with existing and future customers, suppliers and employees. We cannot predict the short-term or long-term economic, financial, trade and legal implications of Brexit. In addition, if Brexit is perceived by other European Union member countries to be beneficial to the United Kingdom, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership and result in additional uncertainty around our operations in those countries.
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
We continually strive to improve our operating performance and further enhance our franchise positions in our businesses through the investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions and the rationalization of our manufacturing facilities footprints. For example, in 2019 we initiated a multi-year footprint optimization plan in our metal container business in the U.S. to reduce capacity and continue to drive cost reductions, which includes the likely shutdown of six manufacturing facilities over at least a three year period. We delayed further implementation of this footprint optimization plan in 2020 due to a strong increase in demand for our products. Our operations include complex manufacturing systems as well as intricate scheduling and numerous geographic and logistical complexities associated with our facilities and our customers’ facilities. Accordingly, our efforts to achieve productivity improvements, manufacturing efficiencies and manufacturing cost reductions and to rationalize our manufacturing facilities footprints are subject to a number of risks and uncertainties that could impact our ability to achieve adequate returns from our efforts as planned. These risks and uncertainties include, among others, completing any such efforts on time and as planned and retaining customers impacted thereby.
IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL OR TRADE NAMES, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.
As a result of our acquisitions, we have $1.7 billion of goodwill and $32.1 million of indefinite-lived trade names recorded on our consolidated balance sheet at December 31, 2020. We are required to periodically determine if our goodwill and trade names have become impaired, in which case we would write-down the impaired portion. If we were required to write-down all or part of our goodwill or trade names, our net income and net worth could be materially adversely affected.

INCREASED INFORMATION TECHNOLOGY SECURITY THREATS AND MORE SOPHISTICATED AND TARGETED COMPUTER CRIME COULD POSE A RISK TO OUR SYSTEMS, NETWORKS, PRODUCTS, SOLUTIONS AND SERVICES.
In order to conduct our business, we rely on information technology systems, networks and services, some of which are managed, hosted and provided by third-party service providers. Although we have not experienced any material breaches or material losses related to cyberattacks to date, increased global security threats, employees working remotely more often as a result of the COVID-19 pandemic and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and those of our third-party service providers and the confidentiality, availability and integrity of our data. Depending on their nature and scope, such threats could potentially lead to adverse consequences, including, but not limited to, the compromise of confidential information, including confidential information relating to our employees, improper use of our systems and networks, manipulation and destruction of data, defective products, our inability to access our systems, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. A cyberattack or other disruption may also result in a financial loss, including potential fines for failure to safeguard data.
We have taken steps and incurred costs and continue to take steps and incur costs to further strengthen the security of our computer systems and continue to assess, maintain and enhance the ongoing effectiveness of our information security systems. While we attempt to mitigate these risks by employing a number of measures, including development and implementation of cybersecurity policies and procedures, employee training, comprehensive monitoring of our networks and systems and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognizable until launched against a target or until a breach has already occurred. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. It is therefore possible that in the future we may suffer a criminal attack where unauthorized parties gain access to personal information in our possession or otherwise disrupt our business, and we may not be able to identify any such incident in a timely manner.
In addition, the interpretation and application of data protection laws, including federal, state and international laws, relating to the collection, use, retention, disclosure, security and transfer of personally identifiable data in the United States (including but not limited to the California Consumer Privacy Act and the California Privacy Rights Act), Europe (including but not limited to the European Union's General Data Protection Regulation) and elsewhere, are uncertain and evolving.
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

RISKS RELATED TO OUR INDEBTEDNESS
OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.
At December 31, 2020, we had $3,272.0 million of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions and refinancing our previously outstanding debt. In addition, at December 31, 2020, after taking into account outstanding letters of credit of $15.4 million, we had up to $1.17 billion and Cdn $15.0 million of revolving loans available to be borrowed under our Credit Agreement. We also have available to us under our Credit Agreement an uncommitted multicurrency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided in our Credit Agreement), which may take the form of one or more incremental term loan facilities, increased commitments under the revolving loan facilities and/or incremental indebtedness in the form of senior secured loans and/or notes, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness. On February 10, 2021, we issued $500.0 million aggregate principal amount of our 1.4% Senior Secured Notes due 2026, or the 1.4% Notes, in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. We used the gross proceeds from such issuance to prepay a portion of our outstanding term loans under our Credit Agreement.
A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. In 2020, we repaid $1.4 million in mandatory principal repayments and paid $89.5 million in interest on our indebtedness. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a significant portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. Based on the average outstanding amount of our variable rate indebtedness in 2020, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2020 interest expense by an aggregate amount of approximately $9.6 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2020.
Our indebtedness could have important consequences. For example, it could:
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, acquisitions and capital expenditures, and for other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict us from making strategic acquisitions or exploiting business opportunities; and
•limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.
DESPITE OUR CURRENT LEVELS OF INDEBTEDNESS, WE MAY INCUR ADDITIONAL DEBT IN THE FUTURE, WHICH COULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.
We are continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisitions and to fund any resulting increased operating needs. For example, on June 1, 2020 we funded the purchase price for our acquisition of the Albéa Dispensing Business through $900.0 million of term loan borrowings under our Credit Agreement. If new debt is added to our current debt levels, the related risks we now face could increase. We will have to effect any new financing in compliance with the agreements governing our then existing indebtedness. The indentures governing the 4¾% Notes and the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes do not prohibit us from incurring additional indebtedness.
THE TERMS OF OUR DEBT INSTRUMENTS RESTRICT THE MANNER IN WHICH WE CONDUCT OUR BUSINESS AND MAY LIMIT OUR ABILITY TO IMPLEMENT ELEMENTS OF OUR GROWTH STRATEGY.
Our Credit Agreement contains numerous covenants, including financial and operating covenants, some of which are quite restrictive. These covenants affect, and in many respects limit, among other things, our ability to:
•incur additional indebtedness;

•create liens;
•consolidate, merge or sell assets;
•make certain advances, investments and loans;
•enter into certain transactions with affiliates; and
•engage in any business other than the packaging business and certain related businesses.
The indentures governing the 4¾% Notes and the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes contain certain covenants that also generally restrict our ability to create liens, issue guarantees, engage in sale and leaseback transactions and consolidate, merge or sell assets. These covenants could restrict us in the pursuit of our growth strategy.
UPON THE OCCURRENCE OF CERTAIN CHANGE OF CONTROL EVENTS, WE MAY NOT BE ABLE TO SATISFY ALL OF OUR OBLIGATIONS UNDER OUR CREDIT AGREEMENT AND INDENTURES.
Under our Credit Agreement, the occurrence of a change of control (as defined in our Credit Agreement) constitutes an event of default, permitting, among other things, the acceleration of amounts owed thereunder. Additionally, upon the occurrence of a change of control repurchase event as defined in the indentures governing the 4¾% Notes and the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes, we must make an offer to repurchase the 4¾% Notes, the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of purchase. We may not have sufficient funds or be able to obtain sufficient financing to meet such obligations under our Credit Agreement and such indentures. In addition, even if we were able to finance such obligations, such financing may be on terms that are unfavorable to us or less favorable to us than the terms of our existing indebtedness.
RISKS RELATED TO ACQUISITIONS
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
FUTURE ACQUISITIONS MAY CREATE RISKS AND UNCERTAINTIES THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND DIVERT OUR MANAGEMENT’S ATTENTION.
In pursuing our strategy of growth through acquisitions, we will face risks commonly encountered with an acquisition strategy. These risks include:
•failing to identify material problems and liabilities in our due diligence review of acquisition targets;
•failing to obtain sufficient indemnification rights to fully offset possible liabilities associated with acquired businesses;
•failing to assimilate the operations and personnel of the acquired businesses;
•difficulties in identifying or retaining employees for the acquired businesses;
•disrupting our ongoing business;
•diluting our limited management resources;
•operating in new geographic regions; and
•impairing relationships with employees and customers of the acquired business as a result of changes in ownership and management.
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

RISKS RELATED TO EMPLOYEES AND PENSION OBLIGATIONS

IF WE ARE UNABLE TO RETAIN KEY MANAGEMENT, WE MAY BE ADVERSELY AFFECTED.
We believe that our future success depends, in large part, on our experienced management team. Losing the services of key members of our current management team could make it difficult for us to manage our business and meet our objectives.
PROLONGED WORK STOPPAGES AT OUR FACILITIES WITH UNIONIZED LABOR OR OTHER WORK INTERRUPTIONS, INCLUDING DUE TO PANDEMICS, COULD JEOPARDIZE OUR FINANCIAL CONDITION.
As of December 31, 2020, we employed approximately 12,000 hourly employees on a full-time basis. Approximately 34 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. Our labor contracts expire at various times between 2021 and 2024. We cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable to us than current agreements. Disputes with the unions representing our employees could result in strikes or other labor protests that could disrupt our operations and divert the attention of management from operating our business. A strike or work stoppage could make it difficult for us to find a sufficient number of people with the necessary skills to replace those employees. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations.
We are an essential provider of packaging for food, health and personal care products. As a result, our U.S. employees are deemed “Essential Critical Infrastructure Workers” under the guidance of the U.S. Department of Homeland Security, and we have received similar designations from other governmental authorities in the various other countries where we operate. Accordingly, all of our operations and other locations have remained open and continue to operate during the COVID-19 pandemic to meet our customers’ critical needs. During this time, we have experienced a higher than normal amount of employees unable to be at work due to being quarantined for a period of time for safety reasons as a result of potential exposure to COVID-19 or having COVID-19. If such experience were to increase significantly, our operations could be materially and adversely impacted and our ability to supply our customers with the essential packaging they required could be adversely impacted, all which could have a material adverse effect on our business, financial condition or results of operations.
IF THE INVESTMENTS IN OUR PENSION BENEFIT PLANS DO NOT PERFORM AS EXPECTED, WE MAY HAVE TO CONTRIBUTE ADDITIONAL AMOUNTS TO THESE PLANS, WHICH WOULD OTHERWISE BE AVAILABLE TO COVER OPERATING AND OTHER EXPENSES.
We maintain noncontributory, defined benefit pension plans covering a substantial number of our employees, which we fund based on certain actuarial assumptions. The plans’ assets consist primarily of common stocks and fixed income securities. If the investments of the plans do not perform at expected levels, then we may have to contribute additional funds to ensure that the plans will be able to pay out benefits as scheduled. Such an increase in funding would result in a decrease in our available cash flow. In addition, any such investment performance significantly below our expected levels could adversely impact our results of operations. For example, the significant market declines in investment values at the end of 2018 as compared to our assumed rate of return for the plans for the year had a non-cash unfavorable impact of approximately $20.0 million on our results of operations in 2019.
WE PARTICIPATE IN MULTIEMPLOYER PENSION PLANS UNDER WHICH, IN THE EVENT OF CERTAIN CIRCUMSTANCES, WE COULD INCUR ADDITIONAL LIABILITIES WHICH MAY BE MATERIAL AND MAY NEGATIVELY AFFECT OUR FINANCIAL RESULTS.
We currently participate in three multiemployer pension plans which provide defined benefits to certain of our union employees.  In 2019, we withdrew from participating in the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan. As a result of such withdrawal, we expect to incur cash expenditures for the withdrawal liability of approximately $3.1 million annually until 2040. Because of the nature of multiemployer pension plans, there are risks associated with participating in such plans that differ from single-employer pension plans.  Amounts contributed by an employer to a multiemployer pension plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer.

In the event that another participating employer to a multiemployer pension plan in which we participate no longer contributes to such plan, the unfunded obligations of such plan may be borne by the remaining participating employers, including us.  In such event, our required contributions to such plan could increase, which could negatively affect our financial condition and results of operations.  In the event that we withdraw from participation in a multiemployer pension plan in which we participate, such as the Central States Pension Plan, or otherwise cease to make contributions to such a plan or in the event of the termination of such a plan, we would likely be required under applicable law to make withdrawal liability payments to such plan in respect of the unfunded vested benefits of such plan, which unfunded vested benefits could be significant.  Such withdrawal liability payments could be material and could negatively affect our financial condition and results of operations.  As further discussed in Note 12 to our Consolidated Financial Statements for the year ended December 31, 2020 included elsewhere in this Annual Report, two of the multiemployer pension plans in which we still participate have a funded status of less than 65 percent. For further information with respect to our withdrawal from the Central States Pension Plan, please see Notes 4 and 12 to our Consolidated Financial Statements for the year ended December 31, 2020 included elsewhere in this Annual Report.
RISKS RELATED TO INTERNATIONAL OPERATIONS
OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.
Our international operations generated approximately $1,271.0 million, or approximately 26 percent, of our consolidated net sales in 2020. As of February 1, 2021, we have a total of 47 manufacturing facilities in a total of 20 countries outside of the United States, including Canada, Mexico and countries located in Europe, Asia and South America, serving customers in approximately 100 countries worldwide. Our business strategy may include continued expansion of international activities. Accordingly, the risks associated with operating in foreign countries, including Canada, Mexico and countries located in Europe, Asia and South America, may have a negative impact on our liquidity and net income. For example, the current economic uncertainty throughout the world, the recent geopolitical disruptions in Russia and the Middle East and related adverse economic conditions, the impact of the COVID-19 pandemic worldwide and the current trade uncertainty throughout the world may have an adverse effect on our results of operations and financial condition.
Risks associated with operating in foreign countries include, but are not limited to:
•political, social and economic instability;
•inconsistent product regulation or policy changes by foreign agencies or governments;
•war, civil disturbance or acts of terrorism;
•the impact of pandemics and other diseases;
•trade disputes:
•compliance with and changes in applicable foreign laws;
•loss or non-renewal of treaties or similar agreements with foreign tax authorities;
•difficulties in enforcement of contractual obligations and intellectual property rights;
•high social benefits for labor;
•national and regional labor strikes;
•imposition of limitations on conversions of foreign currencies into U.S. dollars or payment of dividends and other payments by non-U.S. subsidiaries;
•foreign exchange rate risks;
•difficulties in expatriating cash generated or held by non-U.S. subsidiaries;
•uncertainties arising from local business practices and cultural considerations;
•changes in tax laws, or the interpretation thereof, affecting foreign tax credits or tax deductions relating to our non-U.S. earnings or operations;
•hyperinflation, currency devaluation or defaults in certain foreign countries;
•duties, taxes or government royalties, including the imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•customs, import/export and other trade compliance regulations or policies;
•non-tariff barriers and higher duty rates;
•difficulty in collecting international accounts receivable and potentially longer payment cycles;
•application of the Foreign Corrupt Practices Act and similar laws;
•increased costs in maintaining international manufacturing and marketing efforts; and
•taking of property by nationalization or expropriation without fair compensation.
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
RISKS RELATED TO LEGAL AND REGULATORY MATTERS
WE ARE SUBJECT TO COSTS AND LIABILITIES RELATED TO ENVIRONMENTAL AND HEALTH AND SAFETY LAWS AND REGULATIONS AND RISKS RELATED TO LEGAL PROCEEDINGS.
We continually review our compliance with environmental and other laws, such as the Occupational Safety and Health Act and other laws regulating noise exposure levels and other safety and health concerns in the production areas of our plants in the United States and environmental protection, health and safety laws and regulations abroad. We may incur liabilities for noncompliance, or substantial expenditures to achieve compliance, with environmental and other laws or changes thereto in the future or as a result of the application of additional laws and regulations to our business, including those limiting greenhouse gas emissions, those requiring compliance with the European Commission’s registration, evaluation and authorization of chemicals (REACH) procedures, and those imposing changes that would have the effect of increasing the cost of producing or would otherwise adversely affect the demand for plastic products. In addition, stricter regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on us, and we may become obligated in the future to incur costs associated with the investigation and/or remediation of contamination at our facilities or other locations. Additionally, we have enhanced our safety and health protocols and procedures as a result of the COVID-19 pandemic, and we have incurred and continue to incur significant additional costs in connection with such enhanced safety and health protocols and procedures at our facilities and other locations worldwide. Such liabilities, expenditures and costs could have a material adverse effect on our capital expenditures, results of operation, financial condition or competitive position.
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
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We also need to adapt our internal control over financial reporting as our business grows and changes. As we grow our business and acquire other businesses, our internal controls could become increasingly complex, requiring more time and resources. In addition, due to the impact of the COVID-19 pandemic, the testing of our internal controls has changed to accommodate for the performance of procedures remotely. As further discussed in Item 9A, “Controls and Procedures,” included elsewhere in this Annual Report, management concluded that we maintained effective internal control over financial reporting as of December 31, 2020. There is no assurance that, in the future, material weaknesses will not be identified that would cause management to change its conclusion as to the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, and we may be required to restate previously published financial information, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
RISKS RELATED TO OUR COMMON STOCK
OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER US AND THEIR EXERCISE OF THAT INFLUENCE COULD BE ADVERSE TO YOUR INTERESTS.
As of December 31, 2020, Messrs. Silver and Horrigan beneficially owned an aggregate of 25,528,056 shares of our common stock, or approximately 23 percent of our outstanding common stock. This amount does not include shares of our common stock owned by affiliates and related family transferees of Messrs. Silver and Horrigan that are not deemed to be beneficially owned by Messrs. Silver or Horrigan. Accordingly, if Messrs. Silver and Horrigan act together, they will be able to exercise substantial influence over all matters submitted to the stockholders for a vote, including the election of directors. In addition, we and Messrs. Silver and Horrigan have entered into an amended and restated principal stockholders agreement, or the Stockholders Agreement, that provides for certain director nomination rights. Under the Stockholders Agreement, the Group (as defined in the Stockholders Agreement and generally including Messrs. Silver and Horrigan and their affiliates and related family transferees and estates) has the right to nominate for election all of our directors until the Group holds less than one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997. At least one of the Group’s nominees must be either Mr. Silver or Mr. Horrigan during the three-year period covering the staggered terms of our three classes of directors. On February 14, 1997, the Group held 57,224,720 shares of our common stock in the aggregate (as adjusted for our two-for-one stock splits in 2005, 2010 and 2017), and the Group continues today to hold more than one-half of such number of shares. Additionally, the Group has the right to nominate for election either Mr. Silver or Mr. Horrigan as a member of our Board of Directors when the Group no longer holds at least one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997 but beneficially owns at least 5 percent of our common stock. The Stockholders Agreement continues until the death or disability of both of Messrs. Silver and Horrigan. The provisions of the Stockholders Agreement could have the effect of delaying, deferring or preventing a change of control of Silgan Holdings Inc. and preventing our stockholders from receiving a premium for their shares of our common stock in any proposed acquisition of Silgan Holdings Inc.
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
In particular, our amended and restated certificate of incorporation provides that:
•the Board of Directors is authorized to issue one or more classes of preferred stock having such designations, rights and preferences as may be determined by the Board;
•the Board of Directors is divided into three classes, and each year approximately one-third of the directors are elected for a term of three years;
•the Board of Directors is fixed at seven members, subject to the ability of the Board of Directors to increase the size of the Board of Directors to up to nine members for a period of time; and
•action taken by the holders of common stock must be taken at a meeting and may not be taken by consent in writing.
Additionally, our amended and restated by-laws provide that a special meeting of the stockholders may only be called by our Chairman of the Board on his own initiative or at the request of a majority of the Board of Directors, and may not be called by the holders of common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We own and lease properties for use in the ordinary course of business. Our properties consist primarily of 43 manufacturing facilities for the metal container business, 44 manufacturing facilities for the closures business and 23 manufacturing facilities for the plastic container business. We own 60 of these facilities and lease 50. The leases expire at various times through 2040. Some of these leases contain renewal options as well as various purchase options.
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
A competition authority in Germany commenced an antitrust investigation in 2015 involving the industry association for metal packaging in Germany and its members, including our metal container and metal closures subsidiaries in Germany. At the end of April 2018, the European Commission commenced an antitrust investigation involving the metal packaging industry in Europe including our metal container and metal closures subsidiaries, which should effectively close out the investigation in Germany. Given the current stage of the investigation, we cannot reasonably assess what actions may result from these investigations or estimate what costs we may incur as a result thereof.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is quoted on the Nasdaq Global Select Market System under the symbol SLGN. As of January 31, 2021, we had 38 holders of record of our common stock.
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
ISSUER PURCHASES OF EQUITY SECURITIES
On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021, of which we repurchased approximately $194.4 million of our common stock prior to the fourth quarter of 2020. Pursuant to this authorization, we also repurchased $29.0 million of our common stock through open market purchases in the fourth quarter of 2020. Accordingly, at December 31, 2020, we had approximately $76.6 million remaining for the repurchase of our common stock under this authorization.
The following table provides information about shares of our common stock that we repurchased during the fourth quarter of 2020.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a) Total Number of Shares Purchased
		(b) Average Price Paid per Share

October 1-31, 2020	298,775	$35.17	298,775	$95.1
November 1-30, 2020	530,027	$34.77	530,027	$76.6
December 1-31, 2020	—	—	—	$76.6

Total	828,802	$34.92	828,802	$76.6

ITEM 6. SELECTED FINANCIAL DATA.
Reserved. In accordance with the rules recently adopted by the Securities and Exchange Commission in its Release No. 33-10890, we have elected to remove Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2020. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.
GENERAL
We are a leading manufacturer of rigid packaging for consumer goods products. We currently produce steel and aluminum containers for human and pet food and general line products; dispensing systems and metal and plastic closures for food, beverage, health care, garden, home, personal care and beauty products; and custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products. We are a leading manufacturer of metal containers in North America and Europe, the largest manufacturer of metal food containers in North America with a unit volume market share in the United States for the year ended December 31, 2020 of slightly more than half of the market, a leading worldwide manufacturer of dispensing systems and metal and plastic closures for food, beverage, health care, garden, home, personal care and beauty products, and a leading manufacturer of plastic containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets.
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
We are a leading manufacturer of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During approximately the past three decades, the metal food container market has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé, Dial, Del Monte, Birds Eye, Campbell, Pacific Coast and Purina Steel Can reflect this trend. We estimate that approximately eight percent of the market for metal food containers in the United States is still served by self-manufacturers. Prior to 2020, the metal food container market in North America was relatively flat during this period of consolidation, despite losing market share as a result of more dining out, fresh produce and competing materials. Despite a relatively flat market, we increased our share of the market for metal food containers in the United States primarily through acquisitions and growth with existing customers. We also enhanced our business by focusing on providing customers with high levels of quality and service and value-added features such as our Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. In 2020, we experienced a significant increase in demand for many of our products, including metal food containers. Our unit volumes for metal food containers increased approximately 14 percent in 2020 as compared to 2019 primarily due to higher demand in at-home food consumption. For 2021, we anticipate that demand levels for our metal food containers will continue to be strong principally due to continued higher demand in at-home food consumption.
With our acquisitions of our closures operations in North America, Europe, Asia and South America, we established ourselves as a leading worldwide manufacturer of dispensing systems and metal and plastic closures for food, beverage, health care, garden, home, personal care, and beauty products. In 2017, we broadened our closures portfolio to include dispensing systems with our acquisition of SDS and in 2020, we further expanded our dispensing systems operations with our acquisition of the Albéa Dispensing Business. Since 2003, following our acquisition of the White Cap closures operations in the United States, net sales of our closures business have increased to $1.71 billion in 2020 as a result of acquisitions and internal growth, representing a compounded annual growth rate of approximately 13.2 percent over that period. We may pursue further acquisition opportunities in the closures markets in which we operate, including in dispensing systems, or in adjacent closures markets, such as our acquisitions of the Albéa Dispensing Business and Cobra Plastics. Additionally, we expect to continue to generate internal growth in our closures business, particularly in plastic closures and dispensing systems. In 2020, unit volumes for our closures business increased approximately 8 percent principally as a result of the acquisitions we completed in 2020 and strong volumes for consumer health, hygiene, personal care, food and beverage products. For 2021, we expect demand levels for consumer health, hygiene, personal care, food and beverage products to continue to be strong. Additionally, 2021 will include a full year of volumes from our acquisitions completed in 2020.
We have improved the market position of our plastic container business since 1987, with net sales increasing to $651.5 million in 2020, representing a compounded annual growth rate of approximately 6.2 percent over that period. We achieved this improved market position primarily through strategic acquisitions as well as through internal growth. Since 2016, we have made strategic investments to enhance the competitive position of our plastic container business, including the construction of three new plastic container manufacturing facilities in the United States to meet the growing needs of our customers and allow us to further reduce costs of our plastic container business. The plastic container market of the consumer goods packaging industry continues to be highly fragmented, with growth rates in excess of population expansion due to substitution of plastic for other materials. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy. In 2020, our plastic container business realized a significant increase in volumes of approximately 11 percent primarily due to higher demand for food and consumer health and hygiene products and continued new business awards. We anticipate that demand levels for our plastic containers will continue to be strong in 2021, driven largely by new business awards and continued high demand for food and consumer health and hygiene products.
OPERATING PERFORMANCE
We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions and the optimization of our manufacturing facilities footprints. Our acquisitions and investments have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. From 2015, we have closed six metal container manufacturing facilities, two closures manufacturing facility and three plastic container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. In 2019, we initiated a multi-year footprint optimization plan in our metal container business in the U.S. to reduce capacity and continue to drive cost reductions. As part of this plan, we shut down two metal container manufacturing facilities in the fourth quarter of 2019. We delayed further implementation of this footprint optimization plan in 2020 due to a strong increase in demand for our products.
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
Historically, we have been successful in renewing our multi-year supply arrangements with our customers. We estimate that in 2021 approximately 90 percent of our projected metal container sales and a majority of our projected closures and plastic containers sales will be under multi-year arrangements.
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
USE OF CAPITAL
Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a longer period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In February 2017, we issued $300.0 million of the 4¾% Notes, and €650.0 million of the 3¼% Notes. We used the net proceeds from the 4¾% Notes and the 3¼% Notes to prepay most of our outstanding U.S. dollar term loans and all of our outstanding revolving loans under our 2014 Credit Facility, to repay certain foreign bank revolving and term loans of certain of our non-U.S. subsidiaries and to redeem $220.0 million of the outstanding 5% Notes. In March 2017, we refinanced our 2014 Credit Facility and entered into our Credit Agreement, which extended the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. In May 2018, we entered into an amendment to our Credit Agreement which further extended maturity dates, lowered the margin on borrowings thereunder and provides additional flexibility with regard to our strategic initiatives. Our Credit Agreement provides us with revolving loans, consisting of a multicurrency revolving loan facility of approximately $1.19 billion and a Canadian revolving loan facility of Cdn $15.0 million. Additionally, our Credit Agreement initially provided us with U.S. $800.0 million of term loans, which were used to fund a portion of the purchase price for SDS, and Cdn $45.5 million of term loans (all of which have been repaid). In April 2017, we funded the purchase price for SDS with $800.0 million of term loans and $223.8 million of revolving loan borrowings under our Credit Agreement. In April 2018, we redeemed all of the remaining outstanding 5% Notes ($280.0 million aggregate principal amount) with revolving loan borrowings under our Credit Agreement and cash on hand. In August 2019, we redeemed all $300.0 million aggregate principal amount of the outstanding 5½% Notes with revolving loan borrowings under our Credit Agreement and cash on hand. In November 2019, we issued $400.0 million aggregate principal amount of the 4⅛% Notes, and used the net proceeds therefrom to repay outstanding revolving loans under our Credit Agreement, including revolving loans used to redeem the 5½% Notes. In February 2020, we issued an additional $200.0 million of the 4⅛% Notes and €500.0 million of the 2¼% Notes. We used the net proceeds of these issuances and revolving loan borrowings under our Credit Agreement to prepay all of our outstanding U.S. dollar term loans under our Credit Agreement at that time. In June 2020, we funded the purchase price for the Albéa Dispensing Business with $900.0 million of incremental term loans under our Credit Agreement. In February 2021, we issued $500.0 million aggregate principal amount of our 1.4% Notes. We used the gross proceeds from such issuance to prepay a portion of our outstanding term loans under our Credit Agreement. You should also read Notes 3, 9 and 18 to our Consolidated Financial Statements for the year ended December 31, 2020 included elsewhere in this Annual Report.
To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under our Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2020, we had $825.8 million of indebtedness, or approximately 26 percent of our total outstanding indebtedness, which bore interest at floating rates. Over the course of the year, we also borrow revolving loans under our revolving loan facilities which bear interest at floating rates to fund our seasonal working capital needs. Accordingly, during 2020 our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was approximately 30 percent of our total outstanding indebtedness. You should also read Notes 10 and 18 to our Consolidated Financial Statements for the year ended December 31, 2020 included elsewhere in this Annual Report for information regarding our interest rate swap agreements.
In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2020, 2019 and 2018, our aggregate interest and other debt expense before loss on early extinguishment of debt as a percentage of our income before interest and income taxes was 20.3 percent, 29.4 percent and 28.2 percent, respectively.
RESULTS OF OPERATIONS
The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2020 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2020	2019	2018
Operating Data:
Net sales:
Metal containers	52.0%	55.1%	53.5%
Closures	34.8	31.3	32.7
Plastic containers	13.2	13.6	13.8
Consolidated	100.0	100.0	100.0
Cost of goods sold	82.4	84.1	84.5
Gross profit	17.6	15.9	15.5
Selling, general and administrative expenses	7.7	7.0	6.9
Rationalization charges	0.3	1.3	0.1
Other pension and postretirement income	(0.8)	(0.4)	(0.8)
Income before interest and income taxes	10.4	8.0	9.3
Interest and other debt expense	2.1	2.4	2.7
Income before income taxes	8.3	5.6	6.6
Provision for income taxes	2.0	1.3	1.6
Net income	6.3%	4.3%	5.0%

Summary results for our business segments for the years ended December 31, 2020, 2019 and 2018 are provided below.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Net sales:
Metal containers	$2,558.0	$2,473.2	$2,378.0
Closures	1,712.4	1,405.6	1,456.8
Plastic containers	651.5	611.1	614.1
Consolidated	$4,921.9	$4,489.9	$4,448.9
Segment income:
Metal containers(1)	$246.6	$160.0	$198.8
Closures(2)	224.4	173.5	189.9
Plastic containers(3)	87.8	48.9	42.6
Corporate(4)	(46.4)	(22.9)	(19.2)
Consolidated	$512.4	$359.5	$412.1
______________________
(1)Includes rationalization charges of $9.9 million, $49.4 million and $5.3 million in 2020, 2019 and 2018, respectively.
(2)Includes rationalization charges of $5.7 million, $6.5 million and $0.2 million in 2020, 2019 and 2018, respectively.
(3)Includes rationalization charges of $0.4 million, $0.4 million and $0.8 million in 2020, 2019 and 2018, respectively.
(4)Includes costs attributed to announced acquisitions of $19.3 million and $1.8 million in 2020 and 2019, respectively.

YEAR ENDED DECEMBER 31, 2020 COMPARED WITH YEAR ENDED DECEMBER 31, 2019
Overview. Consolidated net sales were $4.92 billion in 2020, representing an 9.6 percent increase as compared to 2019 primarily as a result of higher volumes in each of the businesses including from acquisitions and a more favorable mix of products sold in the closures business, partially offset by the pass through of lower raw material costs in each of the businesses, the impact from both a continued shift towards smaller metal packages sold and the renewal of certain significant customer contracts at the end of 2019 in the metal container business, a less favorable mix of products sold in the plastic container business and the impact of unfavorable foreign currency translation. Income before interest and income taxes for 2020 increased by $152.9 million, or 42.5 percent, as compared to 2019 primarily as a result of higher volumes and strong operating performance in each of the businesses, lower rationalization charges, higher pension income and a more favorable mix of products sold in the closures business, partially offset by higher selling, general and administrative expenses primarily as a result of higher acquisition related costs, the impact from both a continued shift towards smaller metal packages sold and the renewal of certain significant customer contracts in the metal container business, the negative impact from the write-up of inventory for purchase accounting as a result of acquisitions completed in 2020 and the unfavorable impact from the lagged pass through to customers of higher resin costs. Rationalization charges were $16.0 million and $56.3 million for the years ended 2020 and 2019, respectively. Results for 2020 and 2019 also included other pension and post retirement income of $38.7 million and $17.8 million, respectively, and a loss on early extinguishment of debt of $1.5 million and $1.7 million, respectively. Net income in 2020 was $308.7 million as compared to $193.8 million in 2019.
Net Sales. The $432.0 million increase in consolidated net sales in 2020 as compared to 2019 was due to higher net sales across all businesses.
Net sales for the metal container business increased $84.8 million, or 3.4 percent, in 2020 as compared to 2019. This increase was primarily a result of higher unit volumes of approximately fourteen percent and the impact of favorable foreign currency translation of approximately $4.0 million, partially offset by the pass through of lower raw material costs, a continued shift towards smaller metal packages sold and the impact from the renewal of certain significant customer contracts at the end of 2019. Record unit volumes in 2020 resulted primarily from higher demand in at-home food consumption.
Net sales for the closures business in 2020 increased $306.8 million, or 21.8 percent, as compared to 2019. This increase was primarily the result of higher unit volumes of approximately eight percent and a more favorable mix of products sold due primarily to strong unit volume growth in dispensing closures, partially offset by the pass through of lower raw material costs and the impact of unfavorable foreign currency translation of approximately

$4 million. The increase in unit volumes was principally the result of the inclusion of the Albéa Dispensing Business and Cobra Plastics which were acquired in 2020 and strength in volumes for consumer health, hygiene, personal care and food and beverage products. These volume gains were partially offset by weaker demand for certain beauty and fragrance products.
Net sales for the plastic container business in 2020 increased $40.4 million, or 6.6 percent, as compared to 2019. This increase was principally due to higher volumes of approximately eleven percent, partially offset by the pass through of lower raw material costs, a less favorable mix of products sold and the impact of unfavorable foreign currency translation of approximately $1.0 million. The increase in volumes was due primarily to higher demand for food and consumer health and hygiene products and continued new business awards.
Gross Profit. Gross profit margin increased 1.7 percentage points to 17.6 percent in 2020 as compared to 15.9 percent in 2019 for the reasons discussed below in "Income before Interest and Income Taxes."
Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.7 percentage points to 7.7 percent for 2020 as compared to 7.0 percent in 2019. Selling, general and administrative expenses increased $62.0 million in 2020 as compared to 2019 primarily as a result of costs attributed to announced acquisitions of $19.3 million, the inclusion of selling, general and administrative expenses from the Albéa Dispensing Business and Cobra Plastics, one-time plant employee incentive payments and a charge of $3.2 million in the plastic container business for the resolution of a non-commercial legal dispute relating to prior periods.
Income before Interest and Income Taxes. Income before interest and income taxes for 2020 increased by $152.9 million as compared to 2019, and margin increased to 10.4 percent from 8.0 percent over the same periods. The increase in income before interest and income taxes was primarily the result of higher segment income in each of the businesses and lower rationalization charges, partially offset by higher selling, general and administrative expenses and the $3.5 million charge for the write-up of inventory for purchase accounting as a result of acquisitions completed in 2020. Income before interest and income taxes included rationalization charges of $16.0 million and $56.3 million and costs attributed to announced acquisitions of $19.3 million and $1.8 million in 2020 and 2019, respectively.
Segment income of the metal container business for 2020 increased $86.6 million as compared to 2019, and segment income margin increased to 9.6 percent from 6.5 percent over the same periods. The increase in segment income and segment income margin was primarily attributable to higher unit volumes, $39.5 million of lower rationalization charges, strong operating performance and higher pension income. These increases were partially offset by the impact from both a continued shift towards smaller metal packages sold and the renewal of certain significant customer contracts at the end of 2019. Rationalization charges were $9.9 million and $49.4 million in 2020 and 2019, respectively. Rationalization charges in 2019 were incurred primarily in connection with the shutdown of two manufacturing facilities and the resulting withdrawal from the Central States Pension Plan.
Segment income of the closures business for 2020 increased $50.9 million as compared to 2019, and segment income margin increased to 13.1 percent from 12.3 percent over the same periods. The increase in segment income and segment income margin was primarily due to higher unit volumes including from acquisitions completed in 2020, a more favorable mix of products sold, strong operating performance and higher pension income, partially offset by the negative impact of a $3.5 million charge for the write-up of inventory for purchase accounting as a result of acquisitions completed in 2020.
Segment income of the plastic container business for 2020 increased $38.9 million as compared to 2019, and segment income margin increased to 13.5 percent from 8.0 percent over the same periods. The increase in segment income and segment income margin was primarily attributable to higher volumes, strong operating performance and lower manufacturing costs and higher pension income, partially offset by the unfavorable impact of a charge of $3.2 million for the resolution of a non-commercial legal dispute relating to prior periods and the unfavorable impact from the lagged pass through to customers of higher resin costs.
Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2020 was $103.8 million, a decrease of $1.9 million as compared to $105.7 million for 2019 due primarily to lower weighted average interest rates, partially offset by higher average outstanding borrowings principally related to the acquisition of the Albéa Dispensing Business and additional revolving loan borrowings outstanding during the first half of 2020 primarily to hold cash and cash equivalents to ensure liquidity against potential credit market disruptions as a result of the COVID-19 pandemic. Weighted average interest rates were lower during 2020 due to lower variable market rates and the redemption on August 1, 2019 of all outstanding 5½% Notes. Loss on early extinguishment of debt of $1.5 million in 2020 was a result of the prepayment of term loans under our Credit Agreement. Loss on early extinguishment of debt of $1.7 million in 2019 was a result of the redemption of all outstanding 5½% Notes in August 2019.
Provision for Income Taxes. The effective tax rates for 2020 and 2019 were 24.2 percent and 23.1 percent. The effective tax rate in 2019 was favorably impacted by the resolution of a prior year tax audit and the timing of certain tax deductions.
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
Net sales for the metal container business increased $95.2 million, or 4.0 percent, in 2019 as compared to 2018. This increase was primarily a result of the pass through of higher raw material and other manufacturing costs, partially offset by lower unit volumes of approximately one percent, the impact of unfavorable foreign currency translation of approximately $16.0 million and a less favorable mix of products sold. The decrease in unit volumes was primarily due to the unfavorable impact in the current year period of the fourth quarter 2018 pre-buy of products by customers in anticipation of significant metal inflation in 2019 and lower volumes with fruit and vegetable pack customers, partially offset by continued growth in pet food volumes as well as higher volumes for soup.
Net sales for the closures business in 2019 decreased $51.2 million, or 3.5 percent, as compared to 2018. This decrease was primarily the result of the impact of unfavorable foreign currency translation of approximately $34.0 million, the pass through of net lower raw material costs, a less favorable mix of products sold and lower unit volumes of approximately one percent. The decrease in unit volumes was principally the result of weakness in food markets largely due to lower fruit and vegetable pack yields and the unfavorable impact in the current year period of the fourth quarter 2018 pre-buy of products by customers in anticipation of significant metal inflation in 2019, partially offset by higher dispensing systems unit volumes.
Net sales for the plastic container business in 2019 decreased $3.0 million, or 0.5 percent, as compared to 2018. This decrease was principally due to the pass through of lower raw material costs and the impact of unfavorable foreign currency translation of approximately $3.0 million, partially offset by higher volumes of approximately two percent.
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
Income before Interest and Income Taxes. Income before interest and income taxes for 2019 decreased by $52.6 million as compared to 2018, and margin decreased to 8.0 percent from 9.3 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of higher rationalization charges, lower segment income in the closures business and costs in 2019 attributed to announced acquisitions, partially offset by higher segment income in the plastic container business. Income before interest and income taxes in 2019 and 2018 included rationalization charges of $56.3 million and $6.3 million, respectively.
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
In February 2020, we issued an additional $200.0 million of the 4⅛% Notes and €500.0 million of the 2¼% Notes. We used the net proceeds from these issuances and revolving loan borrowings under our Credit Agreement to prepay all of our outstanding U.S. dollar term loans under our Credit Agreement at that time. In June 2020, we funded the purchase price for the Albéa Dispensing Business with $900.0 million of incremental term loans under the Credit Agreement.
On November 12, 2019, we issued $400.0 million aggregate principal amount of the 4⅛% Notes and used the net proceeds therefrom to repay outstanding revolving loans under our Credit Agreement, including revolving loans used to redeem the 5½% Notes.

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
On March 24, 2017, we refinanced our 2014 Credit Facility and entered into our Credit Agreement, which extended the maturity dates of our senior secured credit facility, provides additional borrowing capacity for us and provides us with greater flexibility with regard to our strategic initiatives. On May 30, 2018, we amended our Credit Agreement to further extend maturity dates, lower the margin on borrowings thereunder and provide additional flexibility with regard to our strategic initiatives. Our Credit Agreement provides us with revolving loans, consisting of a multicurrency revolving loan facility of approximately $1.19 billion and a Canadian revolving loan facility of Cdn $15.0 million. Additionally, our Credit Agreement initially provided us with U.S. $800.0 million of term loans and Cdn $45.0 million of term loans (all of which have been repaid). On June 1, 2020, we borrowed $900.0 million of incremental term loans to fund the purchase price for the acquisition of the Albéa Dispensing Business. As a result of the 2018 amendment to our Credit Agreement, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.1 million in 2018.
You should also read Notes 9 and 18 to our Consolidated Financial Statements for the year ended December 31, 2020 included elsewhere in this Annual Report with regard to our debt.
In 2020, we used net proceeds of $1,639.7 million from the issuance of the 2¼% Notes and the additional 4⅛% Notes and from the incremental term loans borrowed under our Credit Agreement, cash provided by operating activities of $602.5 million and increases in outstanding checks of $5.2 million to fund the purchases of the Albéa Dispensing Business and Cobra Plastics for $940.9 million, repayments of long-term debt of $766.2 million, net capital expenditures and other investing activities of $222.3 million, dividends paid on our common stock of $53.6 million, repurchases of our common stock of $42.1 million, net repayments of revolving loans of $12.8 million and debt issuance costs of $10.3 million and to increase cash and cash equivalents (including the positive effect of exchange rate changes of $6.5 million) by $205.7 million.
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
At December 31, 2020, we had $3,272.0 million of total consolidated indebtedness and cash and cash equivalents on hand of $409.5 million. In addition, at December 31, 2020, we had outstanding letters of credit of $15.4 million and no outstanding revolving loan borrowings under our Credit Agreement.

Under our Credit Agreement, we have available to us $1.19 billion of revolving loans under a multicurrency revolving loan facility and Cdn $15.0 million under a Canadian revolving loan facility. Revolving loans under our Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and refinancing of other debt. Revolving loans may be borrowed, repaid and reborrowed under the revolving loan facilities from time to time until March 24, 2023. At December 31, 2020, after taking into account outstanding letters of credit of $15.4 million, borrowings available under the revolving loan facilities of our Credit Agreement were $1.17 billion and Cdn $15.0 million. Under our Credit Agreement, we also have available to us an uncommitted multicurrency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided in our Credit Agreement), which may take the form of one or more incremental term loan facilities, increased commitments under the revolving loan facilities and/or incremental indebtedness in the form of senior secured loans and/or notes, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness. You should also read Notes 3, 9 and 18 to our Consolidated Financial Statements for the year ended December 31, 2020 included elsewhere in this Annual Report.
On February 10, 2021, we issued $500.0 million aggregate principal amount of the 1.4% Notes at 99.945 percent of their principal amount. We used the gross proceeds from the sale of the 1.4% Notes to prepay $500.0 million of our outstanding term loans under our Credit Agreement. You should also read Note 18 to our Consolidated Financial Statements for the year ended December 31, 2020 included elsewhere in this Annual Report.
Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales. As is common in the packaging industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. Our peak seasonal working capital requirements have historically averaged approximately $350.0 million and were generally funded with revolving loans under our senior secured credit facility, other foreign bank loans and cash on hand. For 2021, we expect to fund our seasonal working capital requirements with cash on hand, revolving loans under our Credit Agreement and foreign bank loans. We may use the available portion of revolving loans under our Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and refinancing and repayments of other debt.
We use a variety of working capital management strategies, including supply chain financing, or SCF, programs. In light of evolving market practices with respect to payment terms, we have entered into various SCF arrangements with financial institutions pursuant to which (i) we sell receivables of certain customers without recourse to such financial institutions and accelerate payment in respect of such receivables sooner than provided in the applicable supply agreements with such customers and (ii) we have effectively extended our payment terms on certain of our payables.
For our customer-based SCF arrangements, we negotiate the terms of such SCF arrangements with the applicable financial institutions providing such SCF arrangements independent of our agreements with our customers. Under such SCF arrangements, we elect to sell our receivables for the applicable customer to the applicable financial institution on a non-recourse basis at a discount or credit spread based upon the creditworthiness of such customer. Such customer is then obligated to pay the applicable financial institution with respect to such receivables on their due date. Upon any such sale, we no longer have any credit risk with respect to such receivables, and we will have accelerated our receipt of cash in respect of such receivables thereby reducing our net working capital. Payments in respect of receivables sold under such SCF arrangements are reflected in net cash provided by operating activities in our Consolidated Statements of Cash Flows. Separate from such SCF arrangements, we generally maintain the contractual right with customers in respect of which we have entered into SCF arrangements to require shorter payment terms or require our customers to negotiate shorter payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Approximately 19 percent of our annual net sales in each of 2020 and 2019 were subject to customer-based SCF arrangements. Based on our estimate, we improved our days sales outstanding by approximately twelve days for 2020 as a result of such customer-based SCF arrangements.

For our suppliers, we believe that we negotiate the best terms possible, including payment terms. In connection therewith, we initiated a SCF program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. A participating supplier negotiates its receivables sale arrangements directly with the financial institution under this SCF program. While we are not party to, and do not participate in the negotiation of, such arrangements, such financial institution allows a participating supplier to utilize our creditworthiness in establishing a credit spread in respect of the sale of its receivables from us as well as other applicable terms. This may provide a supplier with more favorable terms than it would be able to secure on its own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in this SCF program and reaches an agreement with the financial institution, the supplier independently elects which individual invoices to us that they sell to the financial institution. All of our payments to a participating supplier are paid to the financial institution on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to the financial institution. The financial institution then pays the supplier on the invoice due date under our agreement with such supplier for any invoices not previously sold by the supplier to the financial institution. Amounts due to a supplier that elects to participate in this SCF program are included in accounts payable in our Consolidated Balance Sheet, and the associated payments are reflected in net cash provided by operating activities in our Consolidated Statements of Cash Flows. Separate from this SCF program, we and suppliers who participate in this SCF program generally maintain the contractual right to require the other to negotiate in good faith the existing payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Approximately 14 and 18 percent of our Cost of Goods Sold in our Consolidated Statements of Income for the years ended December 31, 2020 and 2019, respectively, were subject to this SCF program. At December 31, 2020, outstanding trade accounts payables subject to this SCF program were approximately $225 million.
Certain economic developments such as changes in interest rates, general market liquidity or the creditworthiness of customers relative to us could impact our participation in customer-based SCF arrangements. Future changes in our suppliers’ financing policies or certain economic developments, such as changes in interest rates, general market liquidity or our creditworthiness relative to a supplier could impact a supplier’s participation in our supplier SCF program and/or our ability to negotiate better payment terms with suppliers. However, any such impacts are difficult to predict. If such supply chain financing arrangements ended, our net working capital would likely increase although because of numerous variables we cannot predict the amount of any such increase, and it would be necessary for us to fund such net working capital increase using cash on hand or revolving loans under our Credit Agreement or other indebtedness.
On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021. Pursuant to this authorization, we repurchased an aggregate of 1,088,263 shares of our common stock in 2020 at an average price per share of $32.96, for a total purchase price of $35.9 million. In 2019, we repurchased an aggregate of 407,540 shares of our common stock at an average price per share of $29.70, for a total purchase price of $12.1 million. In 2018 we repurchased a total of 188,300 shares of our common stock at an average price per share of $25.31, for a total purchase price of $4.8 million. Accordingly, at December 31, 2020, we had approximately $76.6 million remaining for the repurchase of our common stock under the October 17, 2016 Board of Directors authorization.
In addition to our operating cash needs and excluding any impact from acquisitions, we believe our cash requirements over the next few years will consist primarily of:
•capital expenditures of approximately $230 million in 2021, and thereafter annual capital expenditures of approximately $200 million to $230 million which may increase as a result of specific growth or specific cost savings projects;
•principal payments of bank term loans and revolving loans under our Credit Agreement and other outstanding debt agreements and obligations of $26.1 million in 2021, $0.7 million in 2022, $0.7 million in 2023, $400.6 million in 2024, and $2,809.4 million thereafter, which amounts do not give effect to the issuance by us on February 10, 2021 of the 1.4% Notes and the use of the gross proceeds therefrom, except that the maturities of the term loans under our Credit Agreement which were prepaid with such gross proceeds were extended for the purposes of this paragraph to 2026 to match the maturities of the 1.4% Notes;
•cash payments for quarterly dividends on our common stock as approved by our Board of Directors;
•annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2020 were not significant);
•our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and term loans under our Credit Agreement, which bear fluctuating rates of interest, the 4¾% Notes, the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes;
•payments of approximately $110 million to $120 million for federal, state and foreign tax liabilities in 2021, which may increase annually thereafter; and

•payments for pension benefit plan contributions, which are not expected to be significant based on the fact that our domestic pension plans were more than 100 percent funded at December 31, 2020.
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
Our Credit Agreement contains restrictive covenants that, among other things, limit our ability to incur debt, sell assets and engage in certain transactions. The indentures governing the 4¾% Notes and the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes contain certain covenants that generally restrict our ability to create liens, engage in sale and leaseback transactions, issue guarantees and consolidate, merge or sell assets. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2021 with all of these covenants.
CONTRACTUAL OBLIGATIONS
Our contractual cash obligations at December 31, 2020 are provided below:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations(1)	$3,237.5	$26.1	$1.4	$1,496.6	$1,713.4
Interest on fixed rate debt(1)	447.0	78.9	157.6	125.6	84.9
Interest on variable rate debt(1)(2)	78.0	20.5	34.8	20.5	2.2
Operating lease obligations(3)	259.4	51.7	83.9	57.6	66.2
Finance lease obligations(3)	40.1	3.5	6.4	27.3	2.9
Purchase obligations(4)	29.8	29.8	—	—	—
Other pension and postretirement benefit obligations(5)	73.0	4.8	9.2	9.0	50.0
Total(6)	$4,164.8	$215.3	$293.3	$1,736.6	$1,919.6
 ______________________

(1)These amounts do not give effect to the issuance by us on February 10, 2021 of the 1.4% Notes and the use of the gross proceeds therefrom, except that the maturities of the term loans under our Credit Agreement which were prepaid with such gross proceeds were extended for purposes of the table above to match the maturities of the 1.4% Notes. See "-Capital Resources and Liquidity."
(2)These amounts represent expected cash payments of interest on our variable rate long-term debt under our Credit Agreement, after taking into consideration our interest rate swap agreements, at prevailing interest rates and foreign currency exchange rates at December 31, 2020.
(3)Operating and finance lease obligations include imputed interest.
(4)Purchase obligations represent commitments for capital expenditures of $29.8 million. Obligations that are cancelable without penalty are excluded.
(5)Other pension obligations consist of annual cash expenditures for the withdrawal liability related to the Central States Pension Plan through 2040 and other postretirement benefit obligations which have been actuarially determined through the year 2030.
(6)Based on current legislation and the current funded status of our domestic pension benefit plans, there are no significant minimum required contributions to our pension benefit plans in 2021.
At December 31, 2020, we also had outstanding letters of credit of $15.4 million that were issued under our Credit Agreement.

You should also read Notes 4, 9, 10, 11, 12 and 18 to our Consolidated Financial Statements for the year ended December 31, 2020 included elsewhere in this Annual Report.
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
Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2020, we had $3,272.0 million of indebtedness outstanding, of which $925.8 million bore interest at floating rates. Historically, we have entered into interest rate swap agreements to mitigate the effect of interest rate fluctuations. During 2018, we entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, that were effective in 2019 and mature in 2023. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.
RATIONALIZATION CHARGES
    In June 2019, we announced a footprint optimization plan for our metal container business, which included the closing of our metal container manufacturing facilities in Mt. Vernon, Missouri and Waupun, Wisconsin in the fourth quarter of 2019. These plant closings, in conjunction with the prior ratification of a new labor agreement at our Menomonee Falls, Wisconsin metal container manufacturing facility that provided for the withdrawal for that facility from the Central States Pension Plan, resulted in our complete withdrawal from the Central States Pension Plan. We estimate net rationalization charges for this plan of $3.5 million for the plant closings and $62.0 million for the withdrawal from the Central States Pension Plan. We recorded total rationalization charges for this plan of $4.1 million and $46.2 million for the years ended December 31, 2020 and 2019, respectively, largely to recognize the present value of the estimated withdrawal liability related to the Central States Pension Plan. Remaining expenses and cash expenditures for the plant closings are not expected to be significant. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.1 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually through 2040.
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $13.0 million, $8.7 million and $2.2 million in 2020, 2019 and 2018, respectively. Exclusive of the footprint optimization plan for our metal container business and withdrawal from the Central States Pension Plan as discussed above, additional remaining cash spending under our rationalization plans are expected to be $3.9 million. You should also read Note 4 to our Consolidated Financial Statements for the year ended December 31, 2020 included elsewhere in this Annual Report.
CRITICAL ACCOUNTING POLICIES
U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for pension expense and obligations and rationalization charges and testing goodwill and other intangible assets with indefinite lives for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2020 and the accompanying notes included elsewhere in this Annual Report.

Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension benefit plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense, while an increase in the discount rate decreases the present value of benefit obligations and decreases pension expense. A 25 basis point change in the discount rate would have a countervailing impact on our annual pension expense by approximately $2.1 million. For 2020, we decreased our domestic discount rate to 2.5 percent from 3.4 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension benefit plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 25 basis point change in the expected long-term rate of return on plan assets would have a countervailing impact on our annual pension expense by approximately $2.4 million. Our expected long-term rate of return on plan assets will remain at 8.5 percent in 2021.
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
Goodwill and other intangible assets with indefinite lives are reviewed for impairment each year and more frequently if circumstances indicate a possible impairment. Our tests for goodwill impairment require us to make certain assumptions to determine the fair value of our reporting units. In 2020, we calculated the fair value of our reporting units using the market approach, which required us to estimate future expected earnings before interest, income taxes, depreciation and amortization, or EBITDA, and estimate EBITDA market multiples using publicly available information for each of our reporting units. Developing these assumptions requires the use of significant judgment and estimates. Actual results may differ from these forecasts. If an impairment were to be identified, it could result in additional expense recorded in our consolidated statements of income.
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
INTEREST RATE RISK
Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2020, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 30 percent of our average outstanding total debt. At December 31, 2020, our outstanding variable rate debt, after taking into account interest rate swap agreements, was approximately 26 percent of our outstanding total debt. Over the course of the year, we also borrow revolving loans under our revolving loan facilities which bear interest at variable rates to fund our seasonal working capital needs. From time to time, we manage a portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. During 2018, we entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, that became effective in 2019 and mature in 2023. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We entered into these agreements with banks under our Credit Agreement, and our obligations under these agreements were guaranteed and secured on a pari passu basis with our obligations under our Credit Agreement. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. You should also read Notes 9, 10 and 18 to our Consolidated Financial Statements for the year ended December 31, 2020 included elsewhere in this Annual Report.
Based on the average outstanding amount of our variable rate indebtedness in 2020, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2020 interest expense by an aggregate of approximately $9.6 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2020.
FOREIGN CURRENCY EXCHANGE RATE RISK
Currently, we conduct a portion of our manufacturing and sales activity outside the United States, primarily in Europe. In an effort to minimize foreign currency exchange risk, we have financed our acquisitions of our European operations primarily with borrowings denominated in Euros. We also have operations in Canada, Mexico, Asia and South America that are not considered significant to our consolidated financial statements. Where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. In addition, we are exposed to gains and losses from limited transactions of our operations denominated in a currency other than the functional currency of such operations. We are also exposed to possible losses in the event of a currency devaluation in any of the foreign countries where we have operations. We generally do not utilize external derivative financial instruments to manage our foreign currency risk. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2020 included elsewhere in this Annual Report.
COMMODITY PRICING RISK

We purchase raw materials for our products such as metal and resins. These raw materials are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these raw materials due to our ability to pass on price changes to our customers.
We also purchase commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. The total fair value of our natural gas swap agreements in effect at December 31, 2020 and 2019 and during such years was not significant. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2020 included elsewhere in this Annual Report.

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
On June 1, 2020, we acquired the Albéa Dispensing Business. You should read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2020 included elsewhere in this Annual Report for further information on our acquisition of the Albéa Dispensing Business. We are currently in the process of integrating the internal controls and procedures of the Albéa Dispensing Business into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the SEC, we will include the internal controls and procedures of the Albéa Dispensing Business in our annual assessment of the effectiveness of our internal control over financial reporting for our 2021 fiscal year.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, except for the internal controls of the Albéa Dispensing Business, which constituted in the aggregate five percent of our total assets, excluding goodwill and other intangible assets, net, as of December 31, 2020 and four percent of our consolidated net sales for the year then ended. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, our independent registered public accounting firm, and Ernst & Young LLP has issued an attestation report on our internal control over financial reporting which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF SILGAN HOLDINGS INC.
OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Silgan Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Albéa Dispensing Business, which is included in the 2020 consolidated financial statements of the Company and constituted five percent of total assets, excluding goodwill and other intangible assets, net, as of December 31, 2020 and four percent of consolidated net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Albéa Dispensing Business.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
February 25, 2021

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2021.
ITEM 11. EXECUTIVE COMPENSATION.
The information with respect to executive compensation required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2021.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
FINANCIAL STATEMENTS:

SCHEDULE:

II.	Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018	F-41
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

4.6
Supplemental Indenture, dated as of February 26, 2020, with respect to the 4⅛% Senior Notes due 2028, by and among Silgan Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 filed with our Current Report on Form 8-K, dated February 26, 2020, Commission File No. 000-22117).

4.7
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

4.8	Form of Silgan Holdings Inc. 2¼% Senior Note due 2028 (incorporated by reference to Exhibit 4.5 filed with our Current Report on Form 8-K, dated February 26, 2020, Commission File No. 000-22117).

Exhibit Number	Description
4.9
Indenture, dated as of February 10, 2021, with respect to the 1.4% Senior Secured Notes due 2026, by and between Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc. and Wells Fargo Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K, dated February 12, 2021, Commission File No. 000-22117).

4.10
Form of Silgan Holdings Inc. 1.4% Senior Secured Note due 2026 (incorporated by reference to Exhibit 4.2 filed with our Current Report on Form 8-K, dated February 12, 2021, Commission File No. 000-22117).

4.11
First Supplemental Indenture to the Indenture dated as of February 13, 2017 with respect to the 4¾% Senior Notes due 2025 and the 3¼% Senior Notes due 2025, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent in respect of the 3¼% Senior Notes due 2025, and Elavon Financial Services DAC, as registrar and transfer agent in respect of the 3¼% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 filed with our Current Report on Form 8-K, dated February 12, 2021, Commission File No. 000-22117).

4.12
Second Supplemental Indenture to the Indenture dated as of November 12, 2019 with respect to the 4⅛% Senior Notes due 2028, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 filed with our Current Report on Form 8-K, dated February 12, 2021, Commission File No. 000-22117).

4.13
First Supplemental Indenture to the Indenture, dated as of February 26, 2020, with respect to the 2¼% Senior Notes due 2028, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent in respect of the 2¼% Senior Notes due 2028, and Elavon Financial Services DAC, as registrar and transfer agent in respect of the 2¼% Senior Notes due 2028 (incorporated by reference to Exhibit 4.5 filed with our Current Report on Form 8-K, dated February 12, 2021, Commission File No. 000-22117).

4.14	Description of Securities (incorporated by reference to Exhibit 4.11 filed with our Annual Report on Form 10-K for the year ended December 31, 2019, Commission File No. 000-22117).

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

Exhibit Number	Description

10.4
Second Amendment to Amended and Restated Credit Agreement, dated as of February 1, 2021, among Silgan Holdings Inc., Silgan Containers LLC, Silgan Plastics LLC, Silgan Containers Manufacturing Corporation, Silgan Plastics Canada Inc., Silgan International Holdings B.V., the other Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated February 3, 2021, Commission File No. 000-22117).

+10.5
Employment Agreement, dated April 12, 2004, between Silgan Holdings Inc. and Anthony J. Allott (incorporated by reference to Exhibit 10 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, Commission File No. 000-22117).

+10.6
Employment Agreement, dated June 30, 2004, between Silgan Holdings Inc. and Robert B. Lewis (incorporated by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.7
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

*+10.9	Officer Agreement, dated August 31, 2015, between Silgan Plastics LLC. and Jay A. Martin

+10.10
Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

+10.11
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

+10.13
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

10.22
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

10.23
Securities and Assets Sale Agreement, dated April 21, 2020, among Silgan Holdings Inc., Silgan International Holdings B.V., Silgan Dispensing Systems Holdings Company, Silgan Dispensing Systems Brazil Packaging Industry Ltda., Silgan Dispensing Systems (Wuxi) Co., Ltd., Twist Beauty Packaging S.A.S., Twist Beauty Packaging Holding France S.A.S., Albéa Services SAS, Twist Beauty Packaging Holdings Corp., Twist Beauty Packaging Holding Mexico S. DE R.L DE CV, and Albéa Packaging (Suzhou) Co. Ltd. (incorporated by reference to Exhibit 2.1 filed with our Current Report on Form 8-K, dated April 23, 2020, Commission File No. 000-22117).

10.24
Purchase Agreement dated February 3, 2021 among Silgan Holdings Inc., the Guarantors party thereto, and Wells Fargo Securities, LLC and BofA Securities, Inc., on behalf of themselves and as representatives of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated February 4, 2021, Commission File No. 000-22117).

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

SILGAN HOLDINGS INC.

Date: February 25, 2021	By:	/s/ Anthony J. Allott
Anthony J. Allott
Chairman of the Board and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. Allott	Chairman of the Board and	February 25, 2021
(Anthony J. Allott)	Chief Executive Officer
(Principal Executive Officer)
/s/ Leigh J. Abramson	Director	February 25, 2021
(Leigh J. Abramson)

/s/ William T. Donovan	Director	February 25, 2021
(William T. Donovan)

/s/ Kimberly A. Fields	Director	February 25, 2021
(Kimberly A. Fields)

/s/ D. Greg Horrigan	Director	February 25, 2021
(D. Greg Horrigan)

/s/ Joseph M. Jordan	Director	February 25, 2021
(Joseph M. Jordan)

/s/ Brad A. Lich	Director	February 25, 2021
(Brad A. Lich)

/s/ R. Philip Silver	Director	February 25, 2021
(R. Philip Silver)

/s/ Robert B. Lewis	Executive Vice President and	February 25, 2021
(Robert B. Lewis)	Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Silgan Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Description of the Matter
At December 31, 2020, the Company’s goodwill was $1.7 billion. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment each year and more frequently if circumstances indicate a possible impairment.

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

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the methodologies and testing the significant assumptions described above and the completeness and accuracy of the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management to the Company's historical performance and current industry and economic trends and evaluated whether changes to such factors would affect the significant assumptions. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In performing our testing, we utilized internal valuation specialists to assist us in evaluating the Company's valuation model and related significant assumptions. In addition, we tested the reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Valuation of Intangible Assets from the Albéa Dispensing Business Acquisition

Description of the Matter
As described in Note 3 to the consolidated financial statements, during the year ended December 31, 2020, the Company completed the acquisition of the Albéa Dispensing Business for total consideration of $901.0 million, net of cash acquired. The transaction was accounted for under the acquisition method of accounting whereby the total purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities.

Auditing the Company's accounting for its acquisition of the Albéa Dispensing Business required complex auditor judgment due to the significant estimation uncertainty inherent in determining the fair value of identified intangible assets for acquired customer relationships and technology know-how. The significant estimation uncertainty was primarily due to the judgmental nature of the inputs to the valuation techniques used to measure the fair value of these intangible assets as well as the sensitivity of the respective fair values to the underlying significant assumptions. The significant assumptions used to estimate the fair value of the acquired intangible assets included discount rates, revenue growth rates, and operating margins. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the valuation of intangible assets from the Albéa Dispensing Business acquisition. For example, we tested controls over management's review of the valuation models and the significant assumptions described above.

To test the estimated fair value of the acquired customer relationships and technology know-how, we performed audit procedures that included, among others, assessing the appropriateness of the valuation methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company. For example, we compared the revenue growth rates and operating margins to the historical results of the acquired business. We further performed sensitivity analyses to evaluate the changes in the fair value of the acquired intangible assets that would result from changes in the significant assumptions. In addition, we involved internal valuation specialists to assist us in our evaluation of the valuation methodologies and certain significant assumptions used by the Company.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1987.
Stamford, Connecticut

February 25, 2021

SILGAN HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019
(Dollars in thousands, except share and per share data)

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$409,481	$203,824
Trade accounts receivable, less allowances of $6,803 and $5,485, respectively	619,535	504,986
Inventories	677,534	633,005
Prepaid expenses and other current assets	92,643	64,993
Total current assets	1,799,193	1,406,808

Property, plant and equipment, net	1,840,758	1,570,331
Goodwill	1,741,496	1,142,223
Other intangible assets, net	637,208	354,615
Other assets, net	492,931	457,082
	$6,511,586	$4,931,059

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$28,036	$29,813
Trade accounts payable	802,541	727,053
Accrued payroll and related costs	130,088	66,866
Accrued liabilities	230,955	194,797
Total current liabilities	1,191,620	1,018,529

Long-term debt	3,223,217	2,214,608
Deferred income taxes	355,995	254,836
Other liabilities	487,881	419,764

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value per share; 400,000,000 shares authorized, 175,112,496 shares issued and 110,057,027 and 110,780,464 shares outstanding, respectively)	1,751	1,751
Paid-in capital	306,363	289,422
Retained earnings	2,395,395	2,141,302
Accumulated other comprehensive loss	(260,953)	(259,742)
Treasury stock at cost (65,055,469 and 64,332,032 shares, respectively)	(1,189,683)	(1,149,411)
Total stockholders’ equity	1,252,873	1,023,322
	$6,511,586	$4,931,059

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2020, 2019 and 2018
(Dollars in thousands, except per share data)

	2020	2019	2018
Net sales	$4,921,943	$4,489,927	$4,448,875
Cost of goods sold	4,054,544	3,776,183	3,759,112
Gross profit	867,399	713,744	689,763
Selling, general and administrative expenses	377,676	315,703	308,376
Rationalization charges	16,031	56,351	6,253
Other pension and postretirement income	(38,694)	(17,796)	(36,966)
Income before interest and income taxes	512,386	359,486	412,100
Interest and other debt expense before loss on early extinguishment of debt	103,827	105,674	116,306
Loss on early extinguishment of debt	1,481	1,676	2,493
Interest and other debt expense	105,308	107,350	118,799
Income before income taxes	407,078	252,136	293,301
Provision for income taxes	98,356	58,322	69,307
Net income	$308,722	$193,814	$223,994

Basic net income per share	$2.79	$1.75	$2.03
Diluted net income per share	$2.77	$1.74	$2.01

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	2020	2019	2018
Net income	$308,722	$193,814	$223,994
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and net actuarial losses, net of tax benefit (provision) of $11,007, $(2,540) and $16,248, respectively	(29,502)	15,364	(49,644)
Change in fair value of derivatives, net of tax benefit of $461, $683 and $283, respectively	(1,474)	(2,174)	(919)
Foreign currency translation, net of tax benefit (provision) of $15,692, $(1,559) and $(3,914), respectively	29,765	(4,124)	(29,272)
Other comprehensive (loss) income	(1,211)	9,066	(79,835)
Comprehensive income	$307,511	$202,880	$144,159

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2020, 2019 and 2018
(Dollars and shares in thousands, except per share data)

	2020	2019	2018
Common stock - shares outstanding
Balance at beginning of period	110,780	110,430	110,385
Net issuance of treasury stock for vested restricted stock units	365	758	233
Repurchases of common stock	(1,088)	(408)	(188)
Balance at end of period	110,057	110,780	110,430

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751
Paid-in capital
Balance at beginning of period	289,422	276,062	262,201
Stock compensation expense	18,780	17,078	14,923
Net issuance of treasury stock for vested restricted stock units	(1,839)	(3,718)	(1,062)
Balance at end of period	306,363	289,422	276,062
Retained earnings
Balance at beginning of period	2,141,302	1,997,785	1,809,845
Net income	308,722	193,814	223,994
Dividends declared on common stock	(53,964)	(49,704)	(45,115)
Adoption of accounting standards update related to credit losses in 2020, leases in 2019 and revenue recognition in 2018	(665)	(593)	9,061
Balance at end of period	2,395,395	2,141,302	1,997,785
Accumulated other comprehensive loss
Balance at beginning of period	(259,742)	(268,808)	(188,973)
Other comprehensive (loss) income	(1,211)	9,066	(79,835)
Balance at end of period	(260,953)	(259,742)	(268,808)
Treasury stock
Balance at beginning of period	(1,149,411)	(1,125,525)	(1,118,759)
Net issuance of treasury stock for vested restricted stock units	(4,382)	(11,774)	(1,995)
Repurchases of common stock	(35,890)	(12,112)	(4,771)
Balance at end of period	(1,189,683)	(1,149,411)	(1,125,525)
Total stockholders' equity	$1,252,873	$1,023,322	$881,265

Dividends declared on common stock per share	$0.48	$0.44	$0.40

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	2020	2019	2018
Cash flows provided by (used in) operating activities:
Net income	$308,722	$193,814	$223,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,098	206,483	191,737
Amortization of debt discount and debt issuance costs	4,543	3,463	3,774
Rationalization charges	16,031	56,351	6,253
Stock compensation expense	18,780	17,078	14,923
Loss on early extinguishment of debt	1,481	1,676	2,493
Deferred income tax provision (benefit)	24,119	(20,859)	23,740
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(49,415)	3,800	516
Inventories	11,363	53	20,366
Trade accounts payable	21,303	16,453	61,095
Accrued liabilities	38,361	13,950	3,564
Other, net	(11,879)	15,093	(45,935)
Net cash provided by operating activities	602,507	507,355	506,520
Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	(940,875)	—	—
Capital expenditures	(224,177)	(230,944)	(190,973)
Other, net	1,868	854	1,051
Net cash used in investing activities	(1,163,184)	(230,090)	(189,922)
Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	1,041,709	1,194,120	1,043,370
Repayments under revolving loans	(1,054,520)	(1,292,280)	(991,006)
Changes in outstanding checks – principally vendors	5,199	(4,664)	(4,125)
Proceeds from issuance of long-term debt	1,639,661	400,000	—
Repayments of long-term debt	(766,170)	(359,432)	(286,200)
Debt issuance costs	(10,265)	(4,825)	(3,272)
Dividends paid on common stock	(53,643)	(50,840)	(44,549)
Repurchase of common stock	(42,111)	(27,604)	(7,828)
Net cash provided by (used in) financing activities	759,860	(145,525)	(293,610)

Effect of exchange rate changes on cash and cash equivalents	6,474	(735)	(3,702)

Cash and cash equivalents:
Net increase	205,657	131,005	19,286
Balance at beginning of year	203,824	72,819	53,533
Balance at end of year	$409,481	$203,824	$72,819

Interest paid, net	$89,535	$108,798	$118,377
Income taxes paid, net of refunds	120,959	40,650	47,172

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business. Silgan Holdings Inc., or Silgan, and its subsidiaries conduct business in three market segments: metal containers, closures and plastic containers. Our metal container business is engaged in the manufacture and sale of steel and aluminum containers for human and pet food and general line products. Our closures business manufactures and sells dispensing systems and metal and plastic closures for food, beverage, health care, garden, home, personal care, and beauty products. Our plastic container business manufactures and sells custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products. Our metal container business has operating facilities in North America, Europe and Asia. Our closures business has operating facilities in North and South America, Europe and Asia. Our plastic container business is based in North America.
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
Inventories. Inventories are valued at the lower of cost or net realizable value. Cost for domestic inventories for our metal container business and certain portions of our closures business is principally determined on the last-in, first-out basis, or LIFO. Cost for inventories for our plastic container business and certain portions of our closures business is principally determined on the first-in, first-out basis, or FIFO. Cost for foreign inventories for our metal container business and certain portions of our closures business is principally determined on the average cost method.
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
Goodwill and Other Intangible Assets, Net. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that goodwill and other indefinite-lived intangible assets were not impaired in our annual assessment performed during the third quarter. Definite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. Customer relationships have a weighted average life of approximately 22 years. Other definite-

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

lived intangible assets consist primarily of a trade name and technology know-how and have a weighted average life of approximately 8 years.
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
Recently Adopted Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update, or ASU, that amends the guidance for revenue recognition. This amendment contains principles that require an entity to recognize revenue to depict the transfer of promised goods and services to customers at an amount that an entity expects to be entitled to in exchange for those promised goods or services. We adopted this amendment on January 1, 2018, using the modified retrospective method for all

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

contracts for which performance was not completed as of January 1, 2018. The adoption of this amendment required us to accelerate the recognition of revenue prior to shipment to certain customers in cases where we produce promised goods with no alternative use to us and for which we have an enforceable right of payment for production completed. As a result of the adoption of this amendment, we increased retained earnings by $9.1 million as of January 1, 2018. The adoption of this amendment did not have a material impact on our financial position, results of operations or cash flows. See Note 2 for further information.

    In February 2016, the FASB issued an ASU that amends existing guidance for certain leases by lessees. This amendment required us to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. We adopted this amendment on January 1, 2019, using the transition method which allowed us to recognize the effects of applying this amendment as a cumulative effect to retained earnings as of January 1, 2019. We elected certain practical expedients permitted under the transition guidance for this amendment, which did not require us to reassess whether other contracts contain leases and allowed us to carryforward our lease classifications determined under the previous guidance. In addition, we elected to retain our previously determined assumptions concerning options to extend or terminate our leases. As a result of the adoption of this amendment, we reduced retained earnings by $0.6 million as of January 1, 2019. The adoption of this amendment did not have a material impact on our results of operations or cash flows. See Note 11 for further information.

In June 2016, the FASB issued an ASU that amends the guidance on the accounting for credit losses on financial instruments. This new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables. We adopted this new standard on January 1, 2020, using the transition method which allowed us to recognize the effects of applying this standard as a cumulative effect to retained earnings as of January 1, 2020. As a result of the adoption of this standard, we reduced retained earnings by $0.7 million as of January 1, 2020. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

NOTE 2. REVENUE

    The following tables present our revenues disaggregated by reportable business segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

    Revenues by business segment were as follows:

	2020	2019	2018
	(Dollars in thousands)
Metal containers	$2,557,980	$2,473,214	$2,377,980
Closures	1,712,433	1,405,611	1,456,799
Plastic containers	651,530	611,102	614,096
	$4,921,943	$4,489,927	$4,448,875

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

Revenues by geography were as follows:

	2020	2019	2018
	(Dollars in thousands)
North America	$3,767,523	$3,593,961	$3,516,045
Europe and other	1,154,420	895,966	932,830
	$4,921,943	$4,489,927	$4,448,875

    Our contracts generally include standard commercial payment terms generally acceptable in each region. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry. We have no significant obligations for refunds, warranties or similar obligations.

    Trade accounts receivable, net are shown separately on our Consolidated Balance Sheet. Contract assets are the result of the timing of revenue recognition, billings and cash collections. Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $83.0 million and $71.1 million as of December 31, 2020 and 2019, respectively. Unbilled receivables are included in trade accounts receivable, net on our Consolidated Balance Sheet.

NOTE 3. ACQUISITIONS

COBRA PLASTICS, INC. ACQUISITION

    On February 4, 2020 we acquired Cobra Plastics, Inc., or Cobra Plastics, a manufacturer and seller of injection molded plastic closures for a wide variety of consumer products, with a particular focus on the aerosol overcap market. The purchase price for this acquisition was $39.8 million, net of cash acquired, and was funded with revolving loan borrowings under our amended and restated senior secured credit facility. For this acquisition, we applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date, and we recognized goodwill of $18.6 million and a customer relationship intangible asset of $11.5 million. Cobra Plastics' results of operations were included in our closures business since the acquisition date and were not significant since such date.

ALBÉA DISPENSING BUSINESS ACQUISITION

On June 1, 2020, we acquired the dispensing operations of the Albéa Group, or the Albéa Dispensing Business, a leading global supplier of highly engineered pumps, sprayers and foam dispensing solutions to major branded consumer goods product companies in the beauty and personal care markets. The Albéa Dispensing Business operates a global network of ten manufacturing facilities across North America, Europe, South America and Asia. This acquisition was strategically important for us, as it expanded our closures franchise and, in particular, our dispensing systems operations. The Albéa Dispensing Business results of operations were included in our closures business as of the acquisition date.

We acquired the Albéa Dispensing Business for a purchase price in cash of $901.0 million, net of cash acquired. The purchase price is subject to adjustment for working capital, other current assets and current liabilities and net indebtedness. We incurred acquisition related costs for the Albéa Dispensing Business totaling $19.3 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively, which are included in selling, general and administrative expenses in our Consolidated Statements of Income. We funded the purchase price for this acquisition with term and revolving loan borrowings under our amended and restated senior secured credit facility. See Note 9 for further information.

The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition using valuation techniques including the income, cost and market approaches, primarily using Level 3 inputs (as defined in Note 10). The purchase price allocation is preliminary and subject to change pending a final valuation of the assets and liabilities, including property, plant and equipment and intangible assets, and the related tax impact of any adjustments to such valuations. In connection with this acquisition, we

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

recorded a charge of $3.5 million related to the write-up of acquired inventory of the Albéa Dispensing Business as a result of purchase accounting.

The allocated fair value of assets acquired and liabilities assumed are summarized as follows (in thousands):

Trade accounts receivable	$42,742
Inventories	41,102
Property, plant and equipment	189,549
Other intangible assets	283,000
Other assets	33,502
Trade accounts payable and accrued liabilities	(62,930)
Deferred income tax liabilities	(91,482)
Debt and other liabilities	(31,420)
Total identifiable net assets	404,063
Goodwill	496,984
Cash paid at closing, net of cash acquired	$901,047

Goodwill of $497.0 million consists largely of our increased capacity to serve our global customers and achieve operational synergies and has been assigned to our closures segment. A majority of the goodwill is not expected to be deductible for income tax purposes. Other intangible assets consist of customer relationships of $255.0 million with an estimated remaining life of 24 years and technology know-how of $28.0 million with an estimated remaining life of 8 years. Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives of up to 35 years.

Our consolidated results of operations for the year ended December 31, 2020 included the results of the Albéa Dispensing Business since the acquisition date. Net sales from the Albéa Dispensing Business of $192.6 million were included in our Consolidated Statements of Income for the year ended December 31, 2020.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

NOTE 4. RATIONALIZATION CHARGES
We continually evaluate cost reduction opportunities across each of our businesses, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by business segment for each of the years ended December 31 were as follows:

	2020	2019	2018
	(Dollars in thousands)
Metal containers	$9,905	$49,425	$5,316
Closures	5,759	6,562	180
Plastic containers	367	364	757
	$16,031	$56,351	$6,253

    In June 2019, we announced a footprint optimization plan for our metal container business, which included the closing of our metal container manufacturing facilities in Mt. Vernon, Missouri and Waupun, Wisconsin in the fourth quarter of 2019. These plant closings, in conjunction with the prior ratification of a new labor agreement at our Menomonee Falls, Wisconsin metal container manufacturing facility that provided for the withdrawal for that facility from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, resulted in our complete withdrawal from the Central States Pension Plan. We estimate net rationalization charges for this plan of $3.5 million for the plant closings and $62.0 million for the withdrawal from the Central States Pension Plan. We recorded total rationalization charges for this plan of $4.1 million and $46.2 million for the years ended December 31, 2020 and 2019, respectively. Rationalization charges in 2019 were largely to recognize the present value of the estimated withdrawal liability related to the Central States Pension Plan. Remaining expenses and cash expenditures for the plant closings are not expected to be significant. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.1 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually through 2040.
    Rationalization charges for the year ended December 31, 2019 for the closures business were primarily related to the announced shutdown in the first quarter of 2019 of the Torello, Spain metal closures manufacturing facility.
Activity in reserves for our rationalization plans was as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance as of January 1, 2018	$22	$2,397	$—	$2,419
Charged to expense	898	534	4,821	6,253
Utilized and currency translation	(790)	(1,449)	(4,821)	(7,060)
Balance at December 31, 2018	130	1,482	—	1,612
Charged to expense	49,496	1,336	5,519	56,351
Utilized and currency translation	(6,811)	(1,920)	(5,519)	(14,250)
Balance at December 31, 2019	42,815	898	—	43,713
Charged to expense	8,525	2,296	5,210	16,031
Utilized and currency translation	(10,335)	(2,639)	(5,210)	(18,184)
Balance at December 31, 2020	$41,005	$555	$—	$41,560

    Non-cash asset write-downs were the result of comparing the carrying value of certain production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (see Note 10 for information regarding a Level 3 fair value measurement).

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

    Rationalization reserves as of December 31, 2020 and 2019 were recorded in our Consolidated Balance Sheets as accrued liabilities of $4.5 million and $5.0 million, respectively, and as other liabilities of $37.0 million and $38.7 million, respectively. Exclusive of the footprint optimization plan for our metal container business and the resulting withdrawal from the Central States Pension Plan discussed above, remaining expenses and cash expenditures for our rationalization plans are expected to be $2.5 million and $3.9 million, respectively.

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at January 1, 2018	$(104,822)	$(89)	$(84,062)	$(188,973)
Other comprehensive loss before reclassifications	(53,797)	(766)	(33,679)	(88,242)
Amounts reclassified from accumulated other comprehensive loss	4,153	(153)	4,407	8,407
Other comprehensive loss	(49,644)	(919)	(29,272)	(79,835)
Balance at December 31, 2018	(154,466)	(1,008)	(113,334)	(268,808)
Other comprehensive loss before reclassifications	4,895	(2,723)	(4,124)	(1,952)
Amounts reclassified from accumulated other comprehensive loss	10,469	549	—	11,018
Other comprehensive income	15,364	(2,174)	(4,124)	9,066
Balance at December 31, 2019	(139,102)	(3,182)	(117,458)	(259,742)
Other comprehensive loss before reclassifications	(36,660)	(3,493)	29,765	(10,388)
Amounts reclassified from accumulated other comprehensive loss	7,158	2,019	—	9,177
Other comprehensive loss	(29,502)	(1,474)	29,765	(1,211)
Balance at December 31, 2020	$(168,604)	$(4,656)	$(87,693)	$(260,953)
The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the years ended December 31, 2020, 2019 and 2018 were net (losses) of $(9.8) million, $(13.7) million and $(5.7) million, respectively, excluding an income tax benefit of $2.6 million, $3.2 million and $1.5 million, respectively. These net losses included amortization of net actuarial (losses) of $(11.5) million, $(15.9) million and $(6.9) million for the years ended December 31, 2020, 2019 and 2018, respectively, and amortization of net prior service credit of $1.7 million, $2.2 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit credit. See Note 12 for further discussion.
The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the years ended December 31, 2020, 2019 and 2018 were not significant. See Note 10 which includes a discussion of derivative instruments and hedging activities.
The foreign currency translation component of accumulated other comprehensive loss includes: (i) foreign currency gains (losses) related to translation of year-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. Dollar; (ii) foreign currency (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature; and (iii) foreign currency (losses) gains related to our net investment hedges, net of tax. Foreign currency gains (losses) related to translation of year-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. Dollar for the years ended

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

December 31, 2020, 2019 and 2018 were $83.1 million, $(10.3) million and $(47.3) million, respectively. Foreign currency (losses) gains related to intra-entity foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2020, 2019 and 2018 were $(2.8) million, $1.1 million and $5.3 million, respectively. Foreign currency (losses) gains related to our net investment hedges for the years ended December 31, 2020, 2019 and 2018 were $(66.2) million, $6.8 million and $16.6 million, respectively, excluding an income tax benefit (provision) of $15.7 million, $(1.6) million and $(3.9) million, respectively. See Note 10 for further discussion.

NOTE 6. INVENTORIES
The components of inventories at December 31 were as follows:

	2020	2019
	(Dollars in thousands)
Raw materials	$270,066	$286,953
Work-in-process	167,100	134,417
Finished goods	335,346	355,337
Other	14,610	12,793
	787,122	789,500
Adjustment to value inventory at cost on the LIFO method	(109,588)	(156,495)
	$677,534	$633,005
Inventories include $201.5 million and $152.6 million recorded on the FIFO method at December 31, 2020 and 2019, respectively, and $118.3 million and $112.9 million recorded on the average cost method at December 31, 2020 and 2019, respectively.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net at December 31 was as follows:

	2020	2019
	(Dollars in thousands)
Land	$89,304	$77,233
Buildings and improvements	559,773	493,035
Machinery and equipment	3,337,536	3,009,591
Construction in progress	199,635	167,635
	4,186,248	3,747,494
Accumulated depreciation	(2,345,490)	(2,177,163)
	$1,840,758	$1,570,331

    Depreciation expense in 2020, 2019 and 2018 was $182.9 million, $179.3 million and $164.1 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill were as follows:

	Metal Containers	Closures	Plastic Containers	Total
	(Dollars in thousands)
Balance at December 31, 2018	$114,462	$807,626	$226,214	$1,148,302
Currency translation	(999)	(5,850)	770	(6,079)
Balance at December 31, 2019	113,463	801,776	226,984	1,142,223
Acquisitions	—	515,595	—	515,595
Currency translation	4,475	78,820	383	83,678
Balance at December 31, 2020	$117,938	$1,396,191	$227,367	$1,741,496

The components of other intangible assets, net at December 31 were as follows:

	2020		2019
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$711,065	$(147,014)	$422,042	$(116,575)
Other	72,689	(31,672)	39,447	(22,439)
	783,754	(178,686)	461,489	(139,014)
Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—
	$815,894	$(178,686)	$493,629	$(139,014)

In connection with our acquisitions of Cobra Plastics and the Albéa Dispensing Business as discussed in Note 3, we recognized intangible assets for customer relationships of $266.5 million and technology know-how of $28.0 million.
Amortization expense in 2020, 2019 and 2018 was $36.2 million, $27.1 million and $27.6 million, respectively. Amortization expense is expected to be $41.3 million, $40.8 million, $40.8 million, $37.8 million and $36.4 million for the years ended December 31, 2021 through 2025, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

NOTE 9. LONG-TERM DEBT
Long-term debt at December 31 was as follows:

	2020	2019
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$—	$—
U.S. term loans	900,000	760,000
Canadian term loans	—	4,703
Other foreign bank revolving and term loans	30,407	31,127
Total bank debt	930,407	795,830
4¾% Senior Notes	300,000	300,000
3¼% Senior Notes	795,307	729,755
4⅛% Senior Notes	600,000	400,000
2¼% Senior Notes	611,775	—
Finance leases	34,480	33,288
Total debt - principal	3,271,969	2,258,873
Less unamortized debt issuance costs and debt discount	20,716	14,452
Total debt	3,251,253	2,244,421
Less current portion	28,036	29,813
	$3,223,217	$2,214,608

AGGREGATE ANNUAL MATURITIES

    The aggregate annual maturities of our debt (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date), excluding finance leases, are as follows (dollars in thousands):

2021	$26,116
2022	743
2023	654
2024	400,620
2025	1,095,927
Thereafter	1,713,429
$3,237,489

    At December 31, 2020, the current portion of our long-term debt consisted of $26.1 million of other foreign bank revolving and term loans and $1.9 million of finance leases. As discussed in Note 18, on February 10, 2021, we issued $500.0 million aggregate principal amount of our 1.4% Senior Secured Notes due 2026, or the 1.4% Notes, at 99.945 percent of their principal amount and used the gross proceeds from such issuance to prepay $500.0 million of our outstanding term loans under the Credit Agreement. Accordingly, aggregate annual maturities of such prepaid term loans under the Credit Agreement were extended to 2026 for purposes of the table above to match the maturities of the 1.4% Notes.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

Agreement. This amendment further extended the maturity dates of the Credit Agreement, lowered the margin on borrowings thereunder and provides us with additional flexibility with regard to our strategic initiatives.

    The Credit Agreement provides us with revolving loans, or the Revolving Loans, consisting of a multicurrency revolving loan facility of approximately $1.19 billion and a Canadian revolving loan facility of Cdn $15.0 million. The Credit Agreement also provided us with $900.0 million of term loans which were borrowed on June 1, 2020 to fund the purchase price for the acquisition of the Albéa Dispensing Business. See Note 3 for further information. In addition, the Credit Agreement initially had provided us with U.S. $800.0 million and Cdn $45.5 million of term loans, all of which have been repaid.

    The Revolving Loans generally may be borrowed, repaid and reborrowed from time to time until May 30, 2023. Proceeds from the Revolving Loans may be used for working capital and other general corporate purposes (including acquisitions, capital expenditures, dividends, stock repurchases and repayments of other debt).

The outstanding term loans under the Credit Agreement, after giving effect to the prepayment of $500.0 million thereof on February 10, 2021 with the gross proceeds from the issuance of the 1.4% Notes, are repayable in one installment of $400.0 million on May 30, 2024.

    In February 2020, we repaid all outstanding U.S. term loans ($760.0 million aggregate principal amount) and Canadian term loans (Cdn $6.1 million aggregate principal amount) under the Credit Agreement at that time with proceeds received from our issuances of an additional $200.0 million aggregate principal amount of our 4⅛% Senior Notes due 2028 and €500.0 million aggregate principal amount of our 2¼% Senior Notes due 2028 and with revolving loan borrowings under the Credit Agreement and cash on hand. During 2019, we repaid $40.0 million of U.S. term loans and Cdn $24.0 million of Canadian term loans under the Credit Agreement.

    The Credit Agreement contains certain mandatory repayment provisions, including requirements to prepay loans with proceeds in excess of certain amounts received from certain assets sales. Generally, mandatory repayments are applied to the term loans and applied first to the next two scheduled amortization payments which are due on December 31 of the year of such mandatory repayment and the next succeeding year (or, if no such payment is due on December 31 of such year, to the payment due on December 31 of the immediately succeeding year or of the next succeeding year in which a payment is to be made) and, to the extent in excess thereof, pro rata to the remaining installments of the term loans. Voluntary prepayments of term loans may be applied to any tranche of term loans at our discretion and are applied to the scheduled amortization payments in direct order of maturity. Amounts repaid under the term loans may not be reborrowed.

    The Credit Agreement also provides us with an uncommitted multicurrency incremental loan facility for up to U.S. $1.25 billion (which amount may be increased as provided in the Credit Agreement), which may take the form of one or more incremental term loan facilities, increased commitments under the revolving loan facilities and/or incremental indebtedness in the form of secured loans and/or notes, subject to certain limitations. The uncommitted incremental loan facility provides, among other things, that any incremental loan borrowing shall:

•be denominated in a single currency, either in U.S. Dollars, Euros, Pounds Sterling or Canadian Dollars;
•be in a minimum aggregate amount of at least U.S. $50.0 million;
•have a maturity date no earlier than the maturity date for the Term Loans and a weighted average life to maturity of no less than the weighted average life to maturity of the Term Loans; and
•be used by us and certain of our foreign subsidiaries for working capital and other general corporate purposes, including to finance acquisitions and refinance any indebtedness assumed as a part of such acquisitions, to refinance or repurchase debt as permitted and to pay outstanding Revolving Loans.

    At December 31, 2020, we had term loan borrowings outstanding under the Credit Agreement of $900.0 million, and we had no Revolving Loans outstanding under the Credit Agreement. At December 31, 2019, we had term loan borrowings outstanding under the Credit Agreement of $760.0 million of U.S. term loans and Cdn $6.1 million of Canadian term loans, totaling U.S. denominated $764.7 million (with non-U.S. denominated amounts translated at exchange rates in effect at such date), and we had no Revolving Loans outstanding under the Credit Agreement.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

    Under the Credit Agreement, the interest rate for U.S. term loans will be either the Eurodollar Rate or the base rate under the Credit Agreement plus a margin and the interest rate for Canadian term loans will be either the CDOR Rate or the Canadian prime rate under the Credit Agreement plus a margin. Outstanding Revolving Loans incur interest at the same rates as U.S. term loans in the case of U.S. dollar denominated Revolving Loans and as Canadian term loans in the case of Canadian dollar denominated Revolving Loans. Euro and Pounds Sterling denominated Revolving Loans incur interest at the applicable Euro Rate plus the applicable margin.

    At December 31, 2020, the margin for U.S. term loans and Revolving Loans maintained as Eurodollar Rate, CDOR Rate or Euro Rate loans was 1.50 percent and 1.25 percent, respectively. The interest rate margin on all loans will be reset quarterly based upon our Total Net Leverage Ratio as provided in the Credit Agreement. As of December 31, 2020, the interest rate on U.S. term loans was 1.75 percent.

    The Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.30 percent per annum on the daily average unused portion of commitments available under the revolving loan facilities (0.25 percent at December 31, 2020). The commitment fee will be reset quarterly based upon our Total Net Leverage Ratio as provided in the Credit Agreement.

    We may utilize up to a maximum of $125.0 million of our multicurrency revolving loan facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of Revolving Loans under the multicurrency revolving loan facility and letters of credit do not exceed the amount of the commitment under such multicurrency revolving loan facility. The Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in effect for Revolving Loans under the multicurrency revolving loan facility, calculated on the stated amount of such letter of credit, and to the issuers of letters of credit of a fronting fee of the greater of (x) $500 per annum and (y) 0.25 percent per annum calculated on the aggregate stated amount of such letters of credit, in each case for their stated duration.

    For 2020, 2019 and 2018, the weighted average annual interest rate paid on term loans under the Credit Agreement was 2.1 percent, 3.6 percent and 3.6 percent, respectively; and the weighted average annual interest rate paid on revolving loans under the Credit Agreement was 1.9 percent, 3.5 percent and 3.5 percent, respectively. From time to time, we enter into interest rate swap agreements to convert interest rate exposure from variable rates to fixed rates of interest. For 2020, 2019 and 2018, any interest rate swap agreements in effect did not significantly impact our weighted average annual interest rate paid on term loans under our senior secured credit facilities. See Note 10 which includes a discussion of our interest rate swap agreements.

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

    Because we sell metal containers and closures used in the fruit and vegetable packing process, we have seasonal sales. As is common in the packaging industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements

    As a result of the prepayment of all U.S. term loans under the Credit Agreement in February 2020 that were outstanding at that time, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.5 million in 2020 for the write-off of unamortized debt issuance costs. As a result of the 2018 amendment to the Credit Agreement, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.1 million in 2018.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

2¼% SENIOR NOTES

    On February 26, 2020, we issued €500.0 million aggregate principal amount of our 2¼% Senior Notes due 2028, or the 2¼% Notes, at 100 percent of their principal amount.
The 2¼% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with our existing and future unsecured unsubordinated indebtedness, including our 4⅛% Senior Notes due 2028, our 4¾% Senior Notes due 2025 and our 3¼% Senior Notes due 2025, and ahead of our existing and future subordinated debt. In addition, the 2¼% Notes are effectively subordinated to Silgan’s secured debt to the extent of the assets securing such debt and structurally subordinated to all obligations of subsidiaries of Silgan.

    The 2¼% Notes will mature on June 1, 2028. Interest on the 2¼% Notes is payable semiannually in cash on January 15 and July 15 of each year. The 2¼% Notes were issued pursuant to an indenture by and among Silgan, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as registrar and transfer agent, which indenture contains covenants that are generally less restrictive than those in the Credit Agreement and substantially similar to the covenants in the indenture for our 4⅛% Senior Notes due 2028 and the indenture for our 4¾% Senior Notes due 2025 and our 3¼% Senior Notes due 2025.
    The 2¼% Notes are redeemable, at our option, in whole or in part, at any time on or after March 1, 2023, initially at 101.125 percent of their principal amount, plus accrued and unpaid interest to the redemption date, declining ratably annually to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date, on or after March 1, 2025.
    In addition, prior to March 1, 2023, we may redeem up to 35 percent of the aggregate principal amount of the 2¼% Notes with the proceeds of certain equity offerings at a redemption price of 102.25 percent of their principal amount, plus accrued and unpaid interest to the date of redemption. We may also redeem the 2¼% Notes, in whole or in part, prior to March 1, 2023 at a redemption price equal to 100 percent of their principal amount plus a make-whole premium as provided in the indenture for the 2¼% Notes, together with accrued and unpaid interest to the date of redemption. We will be required to make an offer to repurchase the 2¼% Notes at a repurchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of a change of control repurchase event as provided in the indenture for the 2¼% Notes. In connection with any tender offer for, or any other offer to purchase, the 2¼% Notes (including a change of control repurchase event offer), if holders of no less than 90 percent of the aggregate principal amount of the then outstanding 2¼% Notes validly tender their 2¼% Notes in such offer, we, or a third party making such offer, are entitled to redeem all remaining 2¼% Notes at the price offered to each holder (excluding any early tender, incentive or similar fee).

    The net proceeds from the sale of the 2¼% Notes were approximately €494.0 million, after deducting the initial purchasers' discount and offering expenses. We used the net proceeds from the sale of the 2¼% Notes to prepay outstanding term loans under the Credit Agreement.
4⅛% SENIOR NOTES
    On November 12, 2019, we issued $400.0 million aggregate principal amount of our 4⅛% Senior Notes due 2028, or the 4⅛% Notes, at 100 percent of their principal amount. On February 26, 2020, we issued an additional $200.0 million aggregate principal amount of the 4⅛% Notes at 99.5 percent of their principal amount, plus accrued and unpaid interest from November 12, 2019.

    The 4⅛% Notes are general senior unsecured obligations of Silgan, ranking equal in right of payment with our existing and future unsecured unsubordinated indebtedness, including the 2¼% Notes, our 4¾% Senior Notes due 2025 and our 3¼% Senior Notes due 2025, and ahead of our existing and future subordinated debt. In addition, the 4⅛% Notes are effectively subordinated to Silgan's secured debt to the extent of the assets securing such debt and structurally subordinated to all obligations of subsidiaries of Silgan.

    The 4⅛% Notes will mature on February 1, 2028. Interest on the 4⅛% Notes is payable semiannually in cash on April 1 and October 1 of each year. The 4⅛% Notes were issued pursuant to an indenture by and between Silgan and U.S. Bank National Association, as trustee, which indenture contains covenants that are generally less

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

restrictive than those in the Credit Agreement and substantially similar to those in the indenture for the 2¼% Notes and the indenture for our 4¾% Senior Notes due 2025 and our 3¼% Senior Notes due 2025.

    The 4⅛% Notes are redeemable, at our option, in whole or in part, at any time on or after October 1, 2022 initially at 102.063 percent of their principal amount, plus accrued and unpaid interest to the redemption date, declining ratably annually to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date, on or after October 1, 2024.

    In addition, prior to October 1, 2022, we may redeem up to 35 percent of the aggregate principal amount of the 4⅛% Notes with the proceeds of certain equity offerings at a redemption price of 104.125 percent of their principal amount, plus accrued and unpaid interest to the date of redemption. We may also redeem the 4⅛% Notes, in whole or in part, prior to October 1, 2022 at a redemption price equal to 100 percent of their principal amount plus a make-whole premium as provided in the indenture for the 4⅛% Notes, together with accrued and unpaid interest to the date of redemption. We will be required to make an offer to repurchase the 4⅛% Notes at a repurchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of a change of control repurchase event as provided in the indenture for the 4⅛% Notes. In connection with any tender offer for, or any other offer to purchase, the 4⅛% Notes (including a change of control repurchase event offer), if holders of no less than 90 percent of the aggregate principal amount of the then outstanding 4⅛% Notes validly tender their 4⅛% Notes in such offer, we, or a third party making such offer, are entitled to redeem all remaining 4⅛% Notes at the price offered to each holder (excluding any early tender, incentive or similar fee).

    The net proceeds from the sale of the 4⅛% Notes in November 2019 were approximately $394.7 million, after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds from that sale of the 4⅛% Notes to repay outstanding revolving loans under the Credit Agreement, including revolving loans used to redeem our 5½% Senior Notes due 2022. The net proceeds from the sale of the additional 4⅛% Notes in February 2020 were approximately $196.5 million, after deducting the initial purchasers' discount and offering expenses and excluding pre-issuance interest deemed to have accrued to the closing date and paid by purchasers. We used the net proceeds from the sale of the additional 4⅛% Notes to prepay outstanding term loans under the Credit Agreement.

4¾% SENIOR NOTES AND 3¼% SENIOR NOTES

    On February 13, 2017, we issued $300.0 million aggregate principal amount of our 4¾% Senior Notes due 2025, or the 4¾% Notes, and €650.0 million aggregate principal amount of our 3¼% Senior Notes due 2025, or the 3¼% Notes, each at 100 percent of their principal amount.
    The 4¾% Notes and the 3¼% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with our existing and future unsecured unsubordinated indebtedness, including the 2¼% Notes and the 4⅛% Notes, and ahead of our existing and future subordinated debt. The 4¾% Notes and the 3¼% Notes are effectively subordinated to Silgan’s secured debt to the extent of the assets securing such debt and structurally subordinated to all obligations of subsidiaries of Silgan.
    The 4¾% Notes and the 3¼% Notes will mature on March 15, 2025. Interest on the 4¾% Notes and the 3¼% Notes is payable semiannually in cash on March 15 and September 15 of each year. The 4¾% Notes and the 3¼% Notes were issued pursuant to an indenture by and among Silgan, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent in respect of the 3¼% Notes, and Elavon Financial Services DAC, as registrar and transfer agent in respect of the 3¼% Notes, which indenture contains covenants that are generally less restrictive than those in the Credit Agreement and substantially similar to those in the indenture for the 2¼% Notes and the indenture for the 4⅛% Notes.
    The 4¾% Notes are redeemable, at our option, in whole or in part, at any time on and after March 15, 2020, initially at 102.375 percent of their principal amount, plus accrued and unpaid interest thereon to the redemption date, declining ratably annually to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date, on or after March 15, 2022.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

    The 3¼% Notes are redeemable, at our option, in whole or in part, at any time on and after March 15, 2020, initially at 101.625 percent of their principal amount, plus accrued and unpaid interest thereon to the redemption date, declining ratably annually to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date, on or after March 15, 2022.
Upon the occurrence of a change of control repurchase event as provided in the indenture for the 4¾% Notes and the 3¼% Notes, we are required to make an offer to repurchase the 4¾% Notes and the 3¼% Notes at a repurchase price equal to 101 percent of their principal amount, plus, in each case, accrued and unpaid interest to the date of repurchase.
5½% SENIOR NOTES
    On August 1, 2019, we redeemed all $300.0 million aggregate principal amount of our outstanding 5½% Senior Notes due 2022 at a redemption price of 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date. We funded this redemption with revolving loan borrowings under the Credit Agreement and cash on hand. As a result of this redemption, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.7 million in 2019 for the write-off of unamortized debt issuance costs.

5% SENIOR NOTES

    On April 16, 2018, we redeemed all of our remaining outstanding 5% Senior Notes due 2020 ($280.0 million aggregate principal amount) at a redemption price of 100 percent of their principal amount, plus accrued and unpaid interest up to the redemption date. We funded this redemption with revolving loan borrowings under the Credit Agreement and cash on hand. As a result of this redemption, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.4 million in 2018 for the write-off of unamortized debt issuance costs.

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

	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$409,481	$409,481	$203,824	$203,824

Liabilities:
Bank debt	$930,407	$930,407	$795,830	$795,830
4¾% Notes	300,000	304,890	300,000	308,217
3¼% Notes	795,307	806,283	729,755	748,349
4⅛% Notes	599,089	623,280	400,000	401,848
2¼% Notes	611,775	622,481	—	—

FAIR VALUE MEASUREMENTS
FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE
GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). GAAP classifies the inputs

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

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
The financial assets and liabilities that are measured on a recurring basis at December 31, 2020 and 2019 consist of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, these derivative instruments are classified within Level 2.
FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
Our bank debt, 4¾% Notes, 3¼% Notes, 4⅛% Notes and 2¼% Notes were recorded at historical amounts in our Consolidated Balance Sheets, as we have not elected to measure them at fair value. We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 4¾% Notes, 3¼% Notes, 4⅛% Notes and 2¼% Notes were estimated based on the quoted market price, a Level 1 input.
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
INTEREST RATE SWAP AGREEMENTS
We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations. These interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. Under these agreements, we will pay a fixed rate of interest of 2.878 percent and receive floating rates of interest based on the three month LIBOR. These agreements were entered into in 2018, became effective on March 29, 2019 and mature on March 24, 2023. The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Consolidated Statements of Income, and such difference was not significant for the year ended December 31, 2020. These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements at December 31, 2020 and 2019 was not significant.
NATURAL GAS SWAP AGREEMENTS
We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on natural gas swap agreements is recorded in cost of goods sold in our Consolidated Statements of Income and was not significant for each of the years ended December 31, 2020, 2019 and 2018. These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at December 31, 2020 and 2019 was not significant.
FOREIGN CURRENCY EXCHANGE RATE RISK
    In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros and Canadian dollars. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼%

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

Notes which are Euro denominated. Foreign currency (losses) gains related to our net investment hedges included in accumulated other comprehensive loss were $(66.2) million, $6.8 million and $16.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
CONCENTRATION OF CREDIT RISK
We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Nestlé Food Company, Campbell Soup Company and Del Monte Corporation) accounted for approximately 22.2 percent, 23.6 percent and 23.0 percent of our net sales in 2020, 2019 and 2018, respectively. The receivable balances from these customers collectively represented 2.6 percent and 5.6 percent of our trade accounts receivable at December 31, 2020 and 2019, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information. Accounts receivable are considered past due based on the original due date and write-offs occur only after all reasonable collection efforts are exhausted.

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
    We recognized total lease expense of $80.3 million, $71.0 million and $52.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. Lease expense disclosed under previous lease accounting guidance for the year ended December 31, 2018 excluded certain payments for variable lease costs and short-term lease costs. Right-of-use assets obtained in exchange for new operating lease liabilities, a non-cash item, were $56.7 million and $52.0 million for the years ended December 31, 2020 and 2019, respectively.

    Operating lease right-of-use assets were recorded in our Consolidated Balance Sheets as other assets, net of $206.6 million and $186.8 million as of December 31, 2020 and 2019, respectively. Operating lease liabilities of $215.1 million and $195.2 million were recorded in our Consolidated Balance Sheets as accrued liabilities of $41.2 million and $36.5 million and other liabilities of $173.9 million and $158.7 million as of December 31, 2020 and

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

2019, respectively. At December 31, 2020, our operating leases had a weighted average discount rate of 5.4 and a weighted average remaining lease term of approximately 7 years.

    To a lesser extent, we have certain leases that qualify as finance leases. Finance lease right-of-use assets were recorded in our Consolidated Balance Sheets as property, plant and equipment, net of $39.0 million and $33.8 million as of December 31, 2020 and 2019, respectively. Finance lease liabilities of $34.5 million and $33.3 million were recorded in our Consolidated Balance Sheets as revolving loans and current portion of long term-debt of $1.9 million for each of the years ended December 31, 2020 and 2019 and long-term debt of $32.6 million and $31.4 million as of December 31, 2020 and 2019, respectively.

    The aggregate annual maturities of lease liabilities are as follows (dollars in thousands):

	Operating	Finance
	Leases	Leases
2021	$51,697	$3,459
2022	45,379	3,199
2023	38,495	3,154
2024	31,168	27,051
2025	26,427	297
Thereafter	66,237	2,901
Total lease payments	259,403	40,061
Less imputed interest	(44,256)	(5,581)
Total	$215,147	$34,480

At December 31, 2020, we did not have any significant operating or finance leases that had not commenced.
At December 31, 2020, we had noncancelable commitments for capital expenditures in 2021 of $29.8 million.

A competition authority in Germany commenced an antitrust investigation in 2015 involving the industry association for metal packaging in Germany and its members, including our metal container and metal closures subsidiaries in Germany. At the end of April 2018, the European Commission commenced an antitrust investigation involving the metal packaging industry in Europe including our metal container and metal closures subsidiaries, which should effectively close out the investigation in Germany. Given the current stage of the investigation, we cannot reasonably assess what actions may result from these investigations or estimate what costs we may incur as a result thereof.
We are a party to other legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

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
The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
	(Dollars in thousands)
Change in benefit obligation
Obligation at beginning of year	$855,509	$751,625	$21,718	$19,186
Service cost	13,638	12,505	88	80
Interest cost	23,074	28,316	566	759
Actuarial losses	100,839	103,918	1,440	3,477
Acquisition	8,930	—	—	—
Plan amendments	—	528	—	—
Benefits paid	(41,332)	(39,508)	(1,765)	(1,888)
Participants’ contributions	—	—	105	104
Foreign currency exchange rate changes	10,757	(1,875)	—	—
Obligation at end of year	971,415	855,509	22,152	21,718
Change in plan assets
Fair value of plan assets at beginning of year	869,070	732,502	—	—
Actual return on plan assets	126,249	174,014	—	—
Employer contributions	2,358	2,062	1,660	1,784
Participants’ contributions	—	—	105	104
Benefits paid	(41,332)	(39,508)	(1,765)	(1,888)
Fair value of plan assets at end of year	956,345	869,070	—	—
Funded status	$(15,070)	$13,561	$(22,152)	$(21,718)

    Actuarial losses related to pension benefits were primarily the result of changes in discount rates used to calculate projected benefit obligations.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
	(Dollars in thousands)
Amounts recognized in the consolidated balance sheets
Non-current assets	$125,740	$122,552	$—	$—
Current liabilities	(2,674)	(2,225)	(1,665)	(1,794)
Non-current liabilities	(138,136)	(106,766)	(20,487)	(19,924)
Net amount recognized	$(15,070)	$13,561	$(22,152)	$(21,718)
Amounts recognized in accumulated other comprehensive loss (income)
Net actuarial loss (gain)	$230,058	$193,061	$(1,344)	$(3,123)
Prior service cost (credit)	974	1,179	(4,467)	(6,405)
Net amount recognized	$231,032	$194,240	$(5,811)	$(9,528)

The fair value of plan assets for our domestic pension plans was 115 percent and 116 percent of their projected benefit obligations at December 31, 2020 and 2019, respectively. Pension plans with projected benefit obligations in excess of plan assets at December 31, 2020 and 2019 consisted entirely of our international pension benefit plans which are not funded. The projected benefit obligation for our international pension benefit plans was $140.8 million and $109.0 million at December 31, 2020 and 2019, respectively.
The accumulated benefit obligation for all pension benefit plans at December 31, 2020 and 2019 was $942.6 million and $828.0 million, respectively. Pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2020 and 2019 consisted entirely of our international pension benefit plans which are not funded. The accumulated benefit obligation for our international pension benefit plans was $134.9 million and $103.9 million at December 31, 2020 and 2019, respectively.
The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of service, are as follows (dollars in thousands):

	Pension Benefits	Other Postretirement Benefits
2021	$43,591	$1,665
2022	44,786	1,515
2023	45,998	1,464
2024	46,887	1,422
2025	48,032	1,351
2026-2030	247,776	6,284
	$477,070	$13,701

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2020	2019
Discount rate	2.5%	3.4%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	2.5%	2.5%
Health care cost trend rate:
Assumed for next year	6.2%	6.3%
Ultimate rate	4.2%	4.3%
Year that the ultimate rate is reached	2036	2035

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.
Our international pension benefit plans used a discount rate of 1.1 percent and 1.5 percent as of December 31, 2020 and 2019, respectively, and a rate of compensation increase of 3.2 percent and 3.3 percent to determine the benefit obligation as of December 31, 2020 and 2019, respectively.
The components of the net periodic benefit credit for each of the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
	(Dollars in thousands)
Service cost	$13,638	$12,505	$14,238	$88	$80	$99
Interest cost	23,074	28,316	25,316	566	759	640
Expected return on plan assets	(72,122)	(60,567)	(68,575)	—	—	—
Amortization of prior service cost (credit)	205	115	173	(1,937)	(2,330)	(1,392)
Amortization of actuarial losses (gains)	11,859	16,399	7,378	(339)	(488)	(506)
Net periodic benefit credit	$(23,346)	$(3,232)	$(21,470)	$(1,622)	$(1,979)	$(1,159)

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit credit for the years ended December 31:

	2020	2019	2018
Discount rate	3.4%	4.5%	3.8%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	2.5%	2.6%	2.6%
Health care cost trend rate	6.3%	6.4%	6.2%
Our international pension benefit plans used a discount rate of 1.5 percent, 2.2 percent and 2.1 percent for the years ended December 31,2020, 2019 and 2018, respectively, and used a rate of compensation increase of 3.3 percent to determine net periodic benefit credit for each of the years ended December 31, 2020, 2019 and 2018.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

MULTIEMPLOYER PENSION PLANS
In 2020, we participated in three multiemployer pension plans which provide defined benefits to certain of our union employees. The aggregate amount contributed to these plans and charged to pension cost in 2020, 2019 and 2018 was $3.8 million, $4.8 million and $5.3 million, respectively.
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
Based on the latest information available, in 2020 we participated in two multiemployer plans with a funded status less than 65 percent. Further information on these multiemployer plans for the years ended December 31, 2020, 2019 and 2018 is as follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				FIP / RP Status Pending / Implemented	Contributions			Surcharge Imposed
		2020		2019			2020	2019	2018
							(Dollars in thousands)
Central States, Southeast & Southwest Areas Pension Fund (1)	36-6044243/001	Red	(2)	Red	(2)	Implemented	$—	$1,166	$1,797	No
United Food & Commercial Workers — Local 1 Pension Fund (3)	16-6144007/001	Red	(2)	Red	(2)	Implemented	240	245	237	No
IAM National Pension Fund (4)	51-6031295/002	Red		Red		Implemented	2,746	2,667	2,587	No
All Other							775	707	671
Total Contributions							$3,761	$4,785	$5,292
______________________
(1)    In 2019, we withdrew completely from this pension fund. See Note 4 for further information.
(2)    Under the Multiemployer Pension Reform Act of 2014, the status of this pension fund was critical and declining, as defined under such Act.
(3)    The collective bargaining agreement related to this pension fund expires on January 14, 2024. A single company that was making over 80 percent of the contributions for this pension fund filed for Chapter 11 bankruptcy during 2018 and withdrew from this pension fund without paying its withdrawal liability. For 2019 and 2018, the fund actuary for this pension fund projected insolvency for this pension fund in 2026 and 2025, respectively.
(4)    The applicable collective bargaining agreements related to this pension fund expire at various times through February 28, 2023. Although this pension fund was formally certified in the yellow zone in 2019, the trustees of this pension plan elected voluntarily to place this pension plan in the red zone to take advantage of certain provisions of the Pension Protection Act even though this pension plan had a funded status of 89 percent at the end of 2018 and a funded status of 87 percent at the end of 2019.
The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three digit plan number assigned to a plan by the Internal Revenue Service. The most recent Pension Protection Act Zone Status available for 2019 and 2018 is for plan years that ended in each of those years. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status,” based on criteria established under the Internal Revenue Code of 1986, as amended (the “Code”), and is generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a rehabilitation plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the 2019 plan year. The “Surcharge Imposed” column indicates whether our contribution rate for 2019 included an amount in addition

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status” in accordance with the requirements of the Code.
Our contributions to each of these respective plans were less than five percent of total contributions made by all employers to each of these respective plans, as reported by these plans for the year ended December 31, 2019, the most recent plan year available. We do not expect our contributions to these plans for the year ended December 31, 2021 to be significantly different from our contributions for the year ended December 31, 2020.
DEFINED CONTRIBUTION PLANS
We also sponsor defined contribution plans covering certain employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans for the years ended December 31, 2020, 2019 and 2018 were $15.2 million, $14.4 million and $12.0 million, respectively.
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
The weighted average asset allocation for our pension plans at December 31, 2020 and 2019 and target allocation for 2020 was as follows:

	Target Allocation	Actual Allocation
		2020	2019
Equity securities—U.S.	49%	47%	47%
Equity securities—International	9%	10%	10%
Debt securities	42%	42%	42%
Cash and cash equivalents	—	1%	1%
	100%	100%	100%
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

The fair value of our plan assets by asset category consisted of the following at December 31:

	2020	2019
	(Dollars in thousands)
Equity securities—U.S.	$453,135	$414,260
Equity securities—International	94,919	86,822
Debt securities	397,529	362,020
Cash and cash equivalents	10,762	5,968
	$956,345	$869,070
CONCENTRATIONS OF CREDIT RISK
As of December 31, 2020, approximately 99 percent of our plan assets were under management by a single investment management company in six individual commingled equity and debt index funds. Of these six funds, four funds held assets individually in excess of ten percent of our total plan assets.
EXPECTED CONTRIBUTIONS
Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2021. In addition, based on the current funded status of our domestic pension benefit plans we do not expect to make significant contributions to these plans in 2021. However, this estimate may change based on regulatory changes and actual plan asset returns.

NOTE 13. INCOME TAXES
Income before income taxes was taxed in the following jurisdictions in each of the years ended December 31:

	2020	2019	2018
	(Dollars in thousands)
Domestic	$309,236	$194,822	$215,354
Foreign	97,842	57,314	77,947
Total	$407,078	$252,136	$293,301
The components of the provision (benefit) for income taxes were as follows:

	2020	2019	2018
	(Dollars in thousands)
Current:
Federal	$31,104	$41,949	$17,846
State	4,501	13,924	3,336
Foreign	38,632	23,308	24,385
Current income tax provision	74,237	79,181	45,567
Deferred:
Federal	30,813	(11,521)	25,887
State	72	(5,013)	3,382
Foreign	(6,766)	(4,325)	(5,529)
Deferred income tax provision (benefit)	24,119	(20,859)	23,740
	$98,356	$58,322	$69,307

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2020	2019	2018
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$85,486	$52,949	$61,543
State income taxes, net of federal tax benefit	5,012	7,133	6,326
Tax liabilities (no longer required) required	(5,110)	(2,002)	1,908
Valuation allowance	1,323	1,699	240
Tax credit refunds, net	(1,669)	(3,493)	(3,415)
Foreign earnings taxed at other than 21%	12,197	3,741	7,851
Deferred tax rate changes	(717)	92	(1,947)
Other	1,834	(1,797)	(3,199)
	$98,356	$58,322	$69,307

Effective tax rate	24.2%	23.1%	23.6%
Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 were as follows:

	2020	2019
	(Dollars in thousands)
Deferred tax assets:
Pension and other postretirement liabilities	$30,517	$22,632
Rationalization and other accrued liabilities	30,105	23,038
AMT and other credit carryforwards	2,885	3,802
Net operating loss carryforwards	49,882	34,792
Other intangible assets	2,464	5,251
Foreign currency translation	281	246
Inventory and related reserves	21,584	26,677
Long term operating lease liabilities	54,218	48,889
Other	7,135	5,265
Total deferred tax assets	199,071	170,592
Deferred tax liabilities:
Property, plant and equipment	(233,109)	(195,039)
Pension and other postretirement liabilities	(24,316)	(25,016)
Other intangible assets	(187,269)	(112,680)
Operating lease right of use assets	(51,902)	(46,709)
Other	(8,770)	(6,258)
Total deferred tax liabilities	(505,366)	(385,702)
Valuation allowance	(20,624)	(15,025)
	$(326,919)	$(230,135)
At December 31, 2020, the net deferred tax liability in our Consolidated Balance Sheets was comprised of long-term deferred tax assets of $29.1 million and long-term deferred tax liabilities of $356.0 million. At December 31, 2019, the net deferred tax liability in our Consolidated Balance Sheets was comprised of long-term deferred tax assets of $24.7 million and long-term deferred tax liabilities of $254.8 million. Long-term deferred tax assets were classified as other assets, net in our Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

The valuation allowance in 2020 includes deferred tax assets of $20.6 million resulting from state and foreign net operating loss carryforwards, or NOLs. The valuation allowance for deferred tax assets increased in 2020 by $5.6 million primarily due to an increase in the valuation allowance related to foreign tax loss carryforwards.
At December 31, 2020, we had foreign NOLs of approximately $43.2 million that are available to offset future taxable income. Of that amount, approximately $15.3 million will expire from 2022 to 2031. The remaining portion has no expiration date. At December 31, 2020, we had state tax NOLs of approximately $6.7 million that are available to offset future taxable income and that will expire from 2024 to 2039.
We recognize accrued interest and penalties related to unrecognized taxes as additional income tax expense. At December 31, 2020 and 2019, we had $5.4 million and $5.0 million, respectively, accrued for potential interest and penalties.
The total amount of unrecognized tax benefits recorded in other liabilities as of December 31, 2020 and 2019 were $36.4 million and $41.4 million, respectively, excluding associated tax assets and including the federal tax benefit of state taxes, interest and penalties.
Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another jurisdiction. At December 31, 2020 and 2019, we had approximately $17.5 million and $17.3 million, respectively, in assets associated with uncertain tax positions recorded in other assets, net in our Consolidated Balance Sheets.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits included as other liabilities in our Consolidated Balance Sheets was as follows:

	2020	2019
	(Dollars in thousands)
Balance at January 1,	$38,283	$43,508
Increase (decrease) based upon tax positions of current year	508	(488)
Increase based upon tax positions of a prior year	487	604
Increase due to acquisitions	131	—
Decrease based upon settlements with taxing authorities	—	(1,316)
Decrease based upon a lapse in the statute of limitations	(6,632)	(4,025)
Balance at December 31,	$32,777	$38,283
The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2020 and 2019 were $20.1 million and $25.5 million, respectively.
Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. We expect the Internal Revenue Service, or IRS, will complete its review of the 2019 tax year with no change to our filed tax return. We have been accepted into the Compliance Assurance Program for the 2020 tax year which provides for the review by the IRS of tax matters relating to our tax return prior to filing. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute of limitations have been executed. The earliest open period for a state audit is 2014. Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2008, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. In the next twelve months, it is reasonably possible that our reserve for unrecognized tax benefits will decrease by approximately $5.5 million primarily related to tax attributes acquired from and expenses related to certain acquisitions, as we anticipate the expiration of the applicable statute of limitations with respect to certain tax matters.
As a result of the Tax Cuts and Jobs Act enacted in December 2017, or the 2017 Tax Act, we have changed our assertion of indefinite reinvestment of the earnings of certain of our foreign subsidiaries. In connection with this change, we are estimating that there is no deferred tax to record for any U.S. income tax and foreign taxes on previously unremitted earnings of such foreign subsidiaries. For our foreign subsidiaries where we expect to be indefinitely reinvested, we estimate that the unremitted earnings as of December 31, 2020 are approximately

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

$82.4 million. The amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings is estimated to be approximately $4.5 million. As of January 1, 2018, the 2017 Tax Act imposed a minimum tax on foreign earnings in excess of a return on tangible assets, commonly referred to as the tax on Global Intangible Low-Taxed Income. We have elected to account for this tax as a component of current income tax expense.

NOTE 14. STOCK-BASED COMPENSATION
The Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, or the Plan, provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to our officers, other key employees and outside directors.
Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 19,200,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2020, 3,856,476 shares were available to be awarded under the Plan.
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 recorded in selling, general and administrative expenses was $18.8 million, $17.1 million and $14.9 million, respectively.
RESTRICTED STOCK UNITS
Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual vesting period for restricted stock units outstanding at December 31, 2020 is five years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units carry with them the right to receive, upon vesting, dividend equivalents.
The table below summarizes restricted stock unit activity for the year ended December 31, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2019	1,974,575	$28.54
Granted	495,622	30.55
Released	(582,151)	28.35
Forfeited	(17,040)	29.60
Restricted stock units outstanding at December 31, 2020	1,871,006	29.12
The weighted average grant date fair value of restricted stock units granted during 2019 and 2018 was $28.51. The fair value of restricted stock units released during the years ended December 31, 2020, 2019 and 2018 was $16.8 million, $37.2 million and $9.7 million, respectively.
As of December 31, 2020, there was approximately $34.6 million of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted average period of 2.4 years.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

NOTE 15. CAPITAL STOCK
CAPITAL STOCK
At December 31, 2020, our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share.
TREASURY STOCK
On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021. Pursuant to this authorization, we repurchased an aggregate of 1,088,263 shares of our common stock in 2020 at an average price per share of $32.96, for a total purchase price of $35.9 million. In 2019, we repurchased a total of 407,540 shares of our common stock at an average price per share of $29.70, for a total purchase price of $12.1 million. In 2018, we repurchased a total of 188,300 shares of our common stock at an average price per share of $25.31, for a total purchase price of $4.8 million. Accordingly, at December 31, 2020, we had approximately $76.6 million remaining for the repurchase of our common stock under the October 17, 2016 Board of Directors authorization.
In 2020, 2019 and 2018, we issued 582,151 treasury shares, 1,301,777 treasury shares and 339,972 treasury shares, respectively, at an average cost of $3.16 per share, $2.86 per share and $3.12 per share, respectively, for restricted stock units that vested during these years. In 2020, 2019 and 2018, we repurchased 217,325 shares, 543,369 shares and 107,420 shares of our common stock, respectively, at an average cost of $28.63 per share, $28.51 per share and $28.46 per share, respectively, in accordance with the Plan to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.
We account for treasury shares using the FIFO cost method. As of December 31, 2020, 65,055,469 shares of our common stock were held in treasury.

NOTE 16. EARNINGS PER SHARE
The components of the calculation of earnings per share were as follows:

	2020	2019	2018
	(Dollars and shares in thousands)
Net income	$308,722	$193,814	$223,994
Weighted average number of shares used in:
Basic earnings per share	110,768	110,939	110,603
Dilutive common stock equivalents:
Restricted stock units	625	569	1,029
Diluted earnings per share	111,393	111,508	111,632

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

NOTE 17. BUSINESS SEGMENT INFORMATION
We are engaged in the packaging industry and report our results in three business segments, which are our reportable segments: metal containers, closures and plastic containers. The metal containers segment manufactures steel and aluminum containers for human and pet food and general line products. The closures segment manufactures an extensive range of dispensing systems and metal and plastic closures for food, beverage, health care, garden, home, personal care and beauty products. The plastic containers segment manufactures custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products. These segments are strategic business operations that are managed separately to maximize the production, technology and marketing of their packaging product. Our metal container business operates primarily in North America and Europe. Our closures business operates in North and South America, Europe and Asia. Our plastic container business operates primarily in North America. The accounting policies of the business segments are the same as those described in Note 1.

Information for each of the past three years for our business segments is as follows:

	Metal Containers	Closures	Plastic Containers	Corporate	Total
	(Dollars in thousands)
2020
Net sales	$2,557,980	$1,712,433	$651,530	$—	$4,921,943
Depreciation and amortization	82,404	99,062	37,473	159	219,098
Rationalization charges	9,905	5,759	367	—	16,031
Segment income (1)	246,628	224,374	87,810	(46,426)	512,386
Segment assets	1,973,933	3,617,969	814,303	35,214	6,441,419
Capital expenditures	80,701	91,291	52,151	34	224,177
2019
Net sales	$2,473,214	$1,405,611	$611,102	$—	$4,489,927
Depreciation and amortization	86,114	83,133	37,077	159	206,483
Rationalization charges	49,425	6,562	364	—	56,351
Segment income (1)	159,980	173,485	48,915	(22,894)	359,486
Segment assets	1,853,875	2,263,131	722,848	35,474	4,875,328
Capital expenditures	102,832	95,153	32,928	31	230,944
2018
Net sales	$2,377,980	$1,456,799	$614,096	$—	$4,448,875
Depreciation and amortization	81,420	74,217	35,949	151	191,737
Rationalization charges	5,316	180	757	—	6,253
Segment income	198,826	189,906	42,562	(19,194)	412,100
Segment assets	1,601,944	2,169,985	722,205	33,791	4,527,925
Capital expenditures	84,490	62,183	44,242	58	190,973
______________________
(1)    Corporate includes costs attributed to announced acquisitions of $19.3 million and $1.8 million in 2020 and 2019, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

Total segment income is reconciled to income before income taxes as follows:

	2020	2019	2018
	(Dollars in thousands)
Total segment income	$512,386	$359,486	$412,100
Interest and other debt expense	105,308	107,350	118,799
Income before income taxes	$407,078	$252,136	$293,301

Total segment assets at December 31 are reconciled to total assets as follows:

	2020	2019
	(Dollars in thousands)
Total segment assets	$6,441,419	$4,875,328
Other assets	70,167	55,731
Total assets	$6,511,586	$4,931,059

Financial information relating to our operations by geographic area is as follows:

	2020	2019	2018
	(Dollars in thousands)
Net sales:
United States	$3,650,953	$3,418,848	$3,333,668
Foreign:
Europe	953,695	818,032	858,255
Other	317,295	253,047	256,952
Total net sales from foreign operations	1,270,990	1,071,079	1,115,207
Total net sales	$4,921,943	$4,489,927	$4,448,875
Long-lived assets:
United States	$1,121,596	$1,028,965
Foreign:
Europe	551,365	419,195
Other	167,797	122,171
Total long-lived assets at foreign operations	719,162	541,366
Total long-lived assets	$1,840,758	$1,570,331
Net sales are attributed to the country from which the product was manufactured and shipped.
Sales of our metal containers segment to Nestlé Food Company accounted for 10.5 percent, 11.1 percent and 10.4 percent of our consolidated net sales in 2020, 2019 and 2018, respectively.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

NOTE 18. SUBSEQUENT EVENTS

AMENDMENT TO CREDIT AGREEMENT

On February 1, 2021, we and certain of our subsidiaries entered into a Second Amendment to Amended and Restated Credit Agreement, or the Second Amendment, with certain lenders party thereto and Wells Fargo Bank, National Association, as administrative agent under the Credit Agreement. The Second Amendment amends the Credit Agreement to provide us with additional flexibility to issue new senior secured notes with related guarantees from our U.S. subsidiaries, which new senior secured notes and related guarantees may be secured on a pari passu basis with the U.S. Obligations by the U.S. Collateral (each as defined in the Second Amendment). The Second Amendment also makes minor technical changes and allows for certain additional internal corporate reorganizations.

SENIOR SECURED NOTES OFFERING

    On February 10, 2021, we issued $500.0 million aggregate principal amount of the 1.4% Notes at 99.945 percent of their principal amount, in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended.
The 1.4% Notes are guaranteed on a senior secured basis by our U.S. subsidiaries that guarantee the Credit Agreement. The 1.4% Notes are not guaranteed by any of our subsidiaries that do not guarantee the Credit Agreement, any of our foreign subsidiaries or any of our non-wholly owned subsidiaries. The 1.4% Notes and related guarantees are secured by pledges of equity interests, or the Collateral, that are owned by us and by each subsidiary guarantor, which equity interests are the same equity interests pledged to secure the obligations of U.S. borrowers under the Credit Agreement. The 1.4% Notes will share equally in the Collateral with the Credit Agreement. The guarantee of each such subsidiary guarantor will be released to the extent such subsidiary no longer guarantees the Credit Agreement and in certain other circumstances, and the Collateral pledged by such subsidiary guarantor will also be released upon the release of such subsidiary guarantor’s guarantee.
The 1.4% Notes and related guarantees are senior secured obligations of us and the subsidiary guarantors. The 1.4% Notes and related guarantees rank equally in right of payment with all of our and the subsidiary guarantors’ existing and future senior indebtedness, including under the Credit Agreement and the 4¾% Notes, the 3¼% Notes, the 4⅛% Notes and the 2¼% Notes; be senior in right of payment to all of our and the subsidiary guarantors’ future indebtedness that is by its terms expressly subordinated in right of payment to the 1.4% Notes; rank equally in right of payment to all of our and the subsidiary guarantors’ existing and future senior secured indebtedness (including indebtedness under the Credit Agreement) that is secured by the Collateral on a first-priority basis, to the extent of the value of the Collateral; rank effectively senior to all of our and the subsidiary guarantors’ existing and future unsecured indebtedness and indebtedness secured on a junior basis, in each case to the extent of the value of the Collateral; rank effectively junior to all existing and future indebtedness that is secured by liens on assets that do not constitute a part of the Collateral, to the extent of the value of such assets; and be structurally subordinated to all existing and future indebtedness and other liabilities of each of our existing and future subsidiaries that do not guarantee the 1.4% Notes.

As a result of the guarantees by the subsidiary guarantors of the 1.4% Notes, such subsidiaries were also required to guarantee, and have now guaranteed, on a senior unsecured basis the 4¾% Notes, the 3¼% Notes, the 4⅛% Notes and the 2¼% Notes pursuant to supplemental indentures to the indenture for the 4¾% Notes and the 3¼% Notes, the indenture for the 4⅛% Notes and the indenture for the 2¼% Notes.
    The 1.4% Notes are not, and are not required to be, registered under the Securities Act of 1933, as amended.

The 1.4% Notes mature on April 1, 2026. Interest on the 1.4% Notes will be payable semi-annually in cash on April 1 and October 1 of each year, beginning on October 1, 2021. The 1.4% Notes were issued pursuant to an indenture by and among Silgan ,certain of our U.S. subsidiaries and Wells Fargo Bank, National Association, as trustee and collateral agent, which indenture contains covenants that are generally less restrictive than those in the

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018

Credit Agreement and substantially similar to the covenants in the indenture for the 4¾% Notes and the 3¼% Notes, the indenture for the 4⅛% Notes and the indenture for the 2¼% Notes.
    Prior to March 1, 2026 (one month prior to the maturity date of the 1.4% Notes, or the Par Call Date, the 1.4% Notes will be redeemable at a redemption price equal to the greater of (i) 100 percent of the principal amount of the 1.4% Notes to be redeemed and (ii) the principal amount of the 1.4% Notes plus a “make-whole” amount, plus, in each case, accrued and unpaid interest thereon to the redemption date. On or after the Par Call Date, the 1.4% Notes will be redeemable at a redemption price equal to 100 percent of the aggregate principal amount of any 1.4% Notes being redeemed, plus accrued and unpaid interest thereon to the redemption date.
We will be required to make an offer to repurchase the 1.4% Notes at a repurchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of a change of control repurchase event as provided in the indenture for the 1.4% Notes.
    The gross proceeds from the sale of the 1.4% Notes were $500.0 million. We used the gross proceeds from the sale of the 1.4% Notes to prepay $500.0 million of our outstanding term loans under the Credit Agreement. We paid the initial purchasers' discount and offering expenses related to the sale of the 1.4% Notes with cash on hand.
Annual aggregate maturities of the prepaid term loans of $500.0 million were extended to 2026 to match the maturities of the 1.4% Notes because we refinanced these term loans with the gross proceeds from the issuance of the 1.4% Notes. This amount included current maturities of term loans of $90.0 million that are now classified as long-term debt in the Consolidated Balance Sheet at December 31, 2020.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
SILGAN HOLDINGS INC.
For the years ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

		Additions		Other Changes Increase (Decrease)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Cumulative translation adjustment	Other (2)	Balance at end of period
For the year ended December 31, 2020:
Allowance for doubtful accounts receivable	$5,485	$1,043	$906	$457	$(1,088)	$6,803
For the year ended December 31, 2019:
Allowance for doubtful accounts receivable	$5,095	$1,609	$—	$(56)	$(1,163)	$5,485
For the year ended December 31, 2018:
Allowance for doubtful accounts receivable	$5,339	$1,103	$—	$(208)	$(1,139)	$5,095
 ______________________
(1)    As discussed in Note 1, in January 2020 we adopted amended guidance for the accounting for credit losses on financial instruments which resulted in an increase of $0.9 million to our allowance for doubtful accounts.
(2)     Uncollectible accounts written off, net of recoveries.