Form 10-Q
period 2021-03-31
SILGAN HOLDINGS INC
filed 2021-05-05
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of April 30, 2021, the number of shares outstanding of the Registrant’s common stock was 110,399,361.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2021	March 31, 2020	Dec. 31, 2020
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$190,131	$614,846	$409,481
Trade accounts receivable, net	738,088	600,698	619,535
Inventories	788,637	697,808	677,534
Prepaid expenses and other current assets	102,382	68,993	92,643
Total current assets	1,819,238	1,982,345	1,799,193

Property, plant and equipment, net	1,811,593	1,553,867	1,840,758
Goodwill	1,701,040	1,148,991	1,741,496
Other intangible assets, net	613,220	356,542	637,208
Other assets, net	496,381	486,793	492,931
	$6,441,472	$5,528,538	$6,511,586

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$195,122	$854,653	$28,036
Trade accounts payable	629,494	504,481	802,541
Accrued payroll and related costs	105,745	66,772	130,088
Accrued liabilities	224,747	217,928	230,955
Total current liabilities	1,155,108	1,643,834	1,191,620

Long-term debt	3,163,292	2,174,571	3,223,217
Deferred income taxes	357,587	264,047	355,995
Other liabilities	489,129	425,511	487,881

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	309,635	292,283	306,363
Retained earnings	2,452,996	2,184,691	2,395,395
Accumulated other comprehensive loss	(291,806)	(297,697)	(260,953)
Treasury stock	(1,196,220)	(1,160,453)	(1,189,683)
Total stockholders’ equity	1,276,356	1,020,575	1,252,873
	$6,441,472	$5,528,538	$6,511,586

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2021 and 2020
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2021	2020

Net sales	$1,238,110	$1,030,384
Cost of goods sold	1,016,644	845,286
Gross profit	221,466	185,098
Selling, general and administrative expenses	97,379	89,863
Rationalization charges	10,357	2,799
Other pension and postretirement income	(12,819)	(9,705)
Income before interest and income taxes	126,549	102,141
Interest and other debt expense before loss on early extinguishment of debt	26,423	23,489
Loss on early extinguishment of debt	883	1,481
Interest and other debt expense	27,306	24,970
Income before income taxes	99,243	77,171
Provision for income taxes	25,962	19,571
Net income	$73,281	$57,600

Earnings per share:
Basic net income per share	$0.66	$0.52
Diluted net income per share	$0.66	$0.52

Weighted average number of shares:
Basic	110,206	110,862
Effect of dilutive securities	824	570
Diluted	111,030	111,432

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2021 and 2020
(Dollars in thousands)
(Unaudited)

	2021	2020

Net income	$73,281	$57,600
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	1,878	939
Change in fair value of derivatives	641	(2,455)
Foreign currency translation	(33,372)	(36,439)
Other comprehensive loss	(30,853)	(37,955)
Comprehensive income	$42,428	$19,645

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2021 and 2020
(Dollars in thousands)
(Unaudited)

	2021	2020
Cash flows provided by (used in) operating activities:
Net income	$73,281	$57,600
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	60,872	51,090
Rationalization charges	10,357	2,799
Stock compensation expense	5,010	4,483
Loss on early extinguishment of debt	883	1,481
Other changes that provided (used) cash, net of effects from acquisition:
Trade accounts receivable, net	(103,549)	(103,975)
Inventories	(118,132)	(68,965)
Trade accounts payable	(59,825)	(126,728)
Accrued liabilities	(32,062)	20,443
Other, net	(8,983)	(6,364)
Net cash used in operating activities	(172,148)	(168,136)

Cash flows provided by (used in) investing activities:
Purchase of business, net of cash acquired	—	(39,828)
Capital expenditures	(68,764)	(65,147)
Other, net	402	534
Net cash used in investing activities	(68,362)	(104,441)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	170,457	877,114
Repayments under revolving loans	(31,310)	(48,970)
Proceeds from issuance of long-term debt	499,725	739,661
Repayments of long-term debt	(500,000)	(766,170)
Changes in outstanding checks - principally vendors	(84,216)	(79,006)
Dividends paid on common stock	(16,055)	(13,771)
Debt issuance costs	(4,633)	(7,544)
Repurchase of common stock	(8,275)	(12,664)
Net cash provided by financing activities	25,693	688,650

Effect of exchange rate changes on cash and cash equivalents	(4,533)	(5,051)

Cash and cash equivalents:
Net (decrease) increase	(219,350)	411,022
Balance at beginning of year	409,481	203,824
Balance at end of period	$190,131	$614,846

Interest paid, net	$31,655	$23,518
Income taxes paid, net	15,297	22,056

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2021 and 2020
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2021	2020

Common stock - shares outstanding
Balance at beginning of period	110,057	110,780
Net issuance of treasury stock for vested restricted stock units	329	313
Repurchases of common stock	—	(259)
Balance at end of period	110,386	110,834

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751

Paid-in capital
Balance at beginning of period	306,363	289,422
Stock compensation expense	5,010	4,483
Net issuance of treasury stock for vested restricted stock units	(1,738)	(1,622)
Balance at end of period	309,635	292,283

Retained earnings
Balance at beginning of period	2,395,395	2,141,302
Net income	73,281	57,600
Dividends declared on common stock	(15,680)	(13,546)
Adoption of accounting standards update related to credit losses in 2020	—	(665)
Balance at end of period	2,452,996	2,184,691

Accumulated other comprehensive loss
Balance at beginning of period	(260,953)	(259,742)
Other comprehensive loss	(30,853)	(37,955)
Balance at end of period	(291,806)	(297,697)

Treasury stock
Balance at beginning of period	(1,189,683)	(1,149,411)
Net issuance of treasury stock for vested restricted stock units	(6,537)	(4,108)
Repurchases of common stock	—	(6,934)
Balance at end of period	(1,196,220)	(1,160,453)
Total stockholders' equity	$1,276,356	$1,020,575

Dividends declared on common stock per share	$0.14	$0.12

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2021 and 2020 and for the
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

The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Effective with the first quarter of 2021, we renamed our Closures segment as our Dispensing and Specialty Closures segment and our Plastic Containers segment as our Custom Containers segment, in each case to better capture the evolving nature of their products and our ongoing strategic focus. Each of these segments continues to consist of the same operations as prior to it being renamed.

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by segment for the three months ended March 31 were as follows:

	2021	2020
	(Dollars in thousands)
Dispensing and Specialty Closures	$509,352	$357,151
Metal Containers	554,081	508,519
Custom Containers	174,677	164,714
	$1,238,110	$1,030,384

Revenues by geography for the three months ended March 31 were as follows:

	2021	2020
	(Dollars in thousands)
North America	$898,402	$822,405
Europe and other	339,708	207,979
	$1,238,110	$1,030,384

Our contracts generally include standard commercial payment terms generally acceptable in each region. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry. We have no significant obligations for refunds, warranties or similar obligations. Trade accounts receivable, net are shown separately on our Condensed Consolidated Balance Sheets. Contract assets are the result of the timing of revenue recognition, billings and cash collections. Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $86.4 million, $68.9 million, and $83.0 million as of March 31, 2021 and 2020 and December 31, 2020, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2021 and 2020 and for the
three months then ended is unaudited)

Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment for the three months ended March 31 were as follows:

	2021	2020
	(Dollars in thousands)
Dispensing and Specialty Closures	$5,231	$742
Metal Containers	5,021	1,963
Custom Containers	105	94
	$10,357	$2,799

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2020	$41,005	$555	$—	$41,560
Charged to expense	5,670	355	4,332	10,357
Utilized and currency translation	(1,535)	(455)	(4,332)	(6,322)
Balance at March 31, 2021	$45,140	$455	$—	$45,595

Non-cash asset write-downs were the result of comparing the carrying value of certain production related assets to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (see Note 7 for information regarding a Level 3 fair value measurement).

Rationalization reserves as of March 31, 2021 were recorded in our Condensed Consolidated Balance Sheets as accrued liabilities of $8.9 million and other liabilities of $36.7 million. Exclusive of the footprint optimization plan for our Metal Container segment and our resulting withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, announced in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $2.5 million and $8.3 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.1 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2021 and 2020 and for the
three months then ended is unaudited)
Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2020	$(168,604)	$(4,656)	$(87,693)	$(260,953)
Other comprehensive loss before reclassifications	—	162	(33,372)	(33,210)
Amounts reclassified from accumulated other comprehensive loss	1,878	479	—	2,357
Other comprehensive loss	1,878	641	(33,372)	(30,853)
Balance at March 31, 2021	$(166,726)	$(4,015)	$(121,065)	$(291,806)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three months ended March 31, 2021, were net (losses) of $(2.6) million, excluding an income tax benefit of $0.7 million. These net (losses) consisted of amortization of net actuarial (losses) of $(3.0) million and amortization of net prior service credit of $0.4 million. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 9 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2021 were not significant.

Other comprehensive loss before reclassifications related to foreign currency translation for the three months ended March 31, 2021, consisted of (i) foreign currency (losses) related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $(51.7) million, (ii) foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $0.4 million, and (iii) foreign currency gains related to our net investment hedges of $23.5 million, excluding an income tax (provision) of $(5.6) million. See Note 7 for further discussion.

Note 5.               Inventories

Inventories consisted of the following:

	March 31, 2021	March 31, 2020	Dec. 31, 2020
	(Dollars in thousands)
Raw materials	$263,580	$261,058	$270,066
Work-in-process	167,137	148,034	167,100
Finished goods	452,553	432,085	335,346
Other	14,955	13,126	14,610
	898,225	854,303	787,122
Adjustment to value inventory at cost on the LIFO method	(109,588)	(156,495)	(109,588)
	$788,637	$697,808	$677,534

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2021 and 2020 and for the
three months then ended is unaudited)

Note 6.               Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2021	March 31, 2020	Dec. 31, 2020
	(Dollars in thousands)
Bank debt
Bank revolving loans	$137,000	$827,000	$—
U.S. term loans	400,000	—	900,000
Other foreign bank revolving and term loans	60,030	29,239	30,407
Total bank debt	597,030	856,239	930,407
4¾% Senior Notes	300,000	300,000	300,000
3¼% Senior Notes	763,945	713,490	795,307
4⅛% Senior Notes	600,000	600,000	600,000
2¼% Senior Notes	587,650	548,839	611,775
1.4% Senior Secured Notes	500,000	—	—
Finance leases	33,936	32,582	34,480
Total debt - principal	3,382,561	3,051,150	3,271,969
Less unamortized debt issuance costs and debt discount	24,147	21,926	20,716
Total debt	3,358,414	3,029,224	3,251,253
Less current portion	195,122	854,653	28,036
	$3,163,292	$2,174,571	$3,223,217

At March 31, 2021, the current portion of long-term debt consisted of $137.0 million of bank revolving loans under our amended and restated senior secured credit facility, or the Credit Agreement, $56.2 million of other foreign bank revolving and term loans and $1.9 million of finance leases.

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

1.4% SENIOR SECURED NOTES

On February 10, 2021, we issued $500.0 million aggregate principal amount of our 1.4% Senior Secured Notes due 2026, or the 1.4% Notes, at 99.945 percent of their principal amount, in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. The proceeds from the sale of the 1.4% Notes were $499.7 million. We used the proceeds from the sale of the 1.4% Notes to prepay $500.0 million of our outstanding term loans under the Credit Agreement. We paid the initial purchasers’ discount and offering expenses related to the sale of the 1.4% Notes with cash on hand. As a result of this prepayment, we recorded a pre-tax charge for the loss on early extinguishment of debt of $0.9 million during the first quarter of 2021 for the write-off of unamortized debt issuance costs.

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
(Information at March 31, 2021 and 2020 and for the
three months then ended is unaudited)
extent such subsidiary no longer guarantees the Credit Agreement and in certain other circumstances, and the Collateral pledged by such subsidiary guarantor will also be released upon the release of such subsidiary guarantor’s guarantee.
The 1.4% Notes and related guarantees are senior secured obligations of us and the subsidiary guarantors. The 1.4% Notes and related guarantees rank equally in right of payment with all of our and the subsidiary guarantors’ existing and future senior indebtedness, including under the Credit Agreement and our 4¾% Senior Notes due 2025, or the 4¾% Notes, our 3¼% Senior Notes due 2025, or the 3¼% Notes, our 4⅛% Senior Notes due 2028, or the 4⅛% Notes, and our 2¼% Senior Notes due 2028, or the 2¼% Notes; are senior in right of payment to all of our and the subsidiary guarantors’ future indebtedness that is by its terms expressly subordinated in right of payment to the 1.4% Notes; rank equally in right of payment to all of our and the subsidiary guarantors’ existing and future senior secured indebtedness (including indebtedness under the Credit Agreement) that is secured by the Collateral on a first-priority basis, to the extent of the value of the Collateral; rank effectively senior to all of our and the subsidiary guarantors’ existing and future unsecured indebtedness and indebtedness secured on a junior basis, in each case to the extent of the value of the Collateral; rank effectively junior to all existing and future indebtedness that is secured by liens on assets that do not constitute a part of the Collateral, to the extent of the value of such assets; and are structurally subordinated to all existing and future indebtedness and other liabilities of each of our existing and future subsidiaries that do not guarantee the 1.4% Notes.

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

The 1.4% Notes mature on April 1, 2026. Interest on the 1.4% Notes will be payable semi-annually in cash on April 1 and October 1 of each year, beginning on October 1, 2021. The 1.4% Notes were issued pursuant to an indenture by and among Silgan, certain of our U.S. subsidiaries and Wells Fargo Bank, National Association, as trustee and collateral agent, which indenture contains covenants that are generally less restrictive than those in the Credit Agreement and substantially similar to the covenants in the indenture for the 4¾% Notes and the 3¼% Notes, the indenture for the 4⅛% Notes and the indenture for the 2¼% Notes.
Prior to March 1, 2026 (one month prior to the maturity date of the 1.4% Notes, or the Par Call Date) the 1.4% Notes will be redeemable at a redemption price equal to the greater of (i) 100 percent of the principal amount of the 1.4% Notes to be redeemed and (ii) the principal amount of the 1.4% Notes plus a “make-whole” amount, plus, in each case, accrued and unpaid interest thereon to the redemption date. On or after the Par Call Date, the 1.4% Notes will be redeemable at a redemption price equal to 100 percent of the aggregate principal amount of any 1.4% Notes being redeemed, plus accrued and unpaid interest thereon to the redemption date.
We will be required to make an offer to repurchase the 1.4% Notes at a repurchase price equal to 101 percent of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of a change of control repurchase event as provided in the indenture for the 1.4% Notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2021 and 2020 and for the
three months then ended is unaudited)
Note 7.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements.  Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values.  The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at March 31, 2021:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$190,131	$190,131

Liabilities:
Bank debt	$597,030	$597,030
4¾% Notes	300,000	304,950
3¼% Notes	763,945	770,515
4⅛% Notes	600,000	616,380
2¼% Notes	587,650	590,412
1.4% Notes	500,000	489,400

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at March 31, 2021 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

Financial Instruments Not Measured at Fair Value

Our bank debt, 4¾% Notes, 3¼% Notes, 4⅛% Notes, 2¼% Notes and 1.4% Notes were recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to measure them at fair value. We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 4¾% Notes, 3¼% Notes, 4⅛% Notes, 2¼% Notes and 1.4% Notes were estimated based on quoted market prices, a Level 1 input.

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
(Information at March 31, 2021 and 2020 and for the
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

Interest Rate Swap Agreements

We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations.  These agreements have a fixed rate of 2.878 percent and mature on March 24, 2023. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three months ended March 31, 2021. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements in effect at March 31, 2021 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three months ended March 31, 2021. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at March 31, 2021 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros and Canadian dollars. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼% Notes which are Euro denominated. Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three months ended March 31, 2021 were $23.5 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2021 and 2020 and for the
three months then ended is unaudited)
Note 8.               Commitments and Contingencies

A competition authority in Germany commenced an antitrust investigation in 2015 involving the industry association for metal packaging in Germany and its members, including our metal closures and metal container subsidiaries in Germany. At the end of April 2018, the European Commission commenced an antitrust investigation involving the metal packaging industry in Europe including our metal closures and metal container subsidiaries, which should effectively close out the investigation in Germany. Given the current stage of the investigation, we cannot reasonably assess what actions may result from these investigations or estimate what costs we may incur as a result thereof.

We are a party to other legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

Note 9.               Retirement Benefits

The components of the net periodic pension benefit credit for the three months ended March 31 were as follows:

	2021	2020
	(Dollars in thousands)
Service cost	$3,788	$3,486
Interest cost	4,354	5,710
Expected return on plan assets	(19,848)	(17,993)
Amortization of prior service cost	58	55
Amortization of actuarial losses	3,026	2,934
Net periodic benefit credit	$(8,622)	$(5,808)

The components of the net periodic other postretirement benefit credit for the three months ended March 31 were as follows:

	2021	2020
	(Dollars in thousands)
Service cost	$28	$23
Interest cost	95	142
Amortization of prior service credit	(456)	(483)
Amortization of actuarial gains	(48)	(70)
Net periodic benefit credit	$(381)	$(388)

Note 10.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, has completed its review of the 2019 tax year with no change to our filed federal income tax return. We have been accepted into the Compliance Assurance Program for the 2020 and 2021 tax years which provides for the review by the IRS of tax matters relating to our tax return prior to filing.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2021 and 2020 and for the
three months then ended is unaudited)
Note 11.               Treasury Stock

On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021. We did not repurchase any shares of our common stock pursuant to this authorization during the three months ended March 31, 2021. At March 31, 2021, we had approximately $76.6 million remaining under this authorization for the repurchase of our common stock.

During the first three months of 2021, we issued 545,168 treasury shares which had an average cost of $3.19 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 215,934 shares of our common stock at an average cost of $38.33 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method.  As of March 31, 2021, 64,726,235 shares of our common stock were held in treasury.

Note 12.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued options and restricted stock units to our officers, other key employees and outside directors.  During the first three months of 2021, 338,700 restricted stock units were granted to certain of our officers and other key employees.  The fair value of these restricted stock units at the grant date was $13.0 million, which is being amortized ratably over the respective vesting period from the grant date.

Note 13.             Segment Information

Reportable segment information for the three months ended March 31 was as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended March 31, 2021
Net sales	$509,352	$554,081	$174,677	$—	$1,238,110
Depreciation and amortization(1)	28,890	21,249	9,373	39	59,551
Rationalization charges	5,231	5,021	105	—	10,357
Segment income	65,645	45,614	24,486	(9,196)	126,549

Three Months Ended March 31, 2020
Net sales	$357,151	$508,519	$164,714	$—	$1,030,384
Depreciation and amortization(1)	20,123	20,481	9,486	40	50,130
Rationalization charges	742	1,963	94	—	2,799
Segment income	45,229	47,479	22,047	(12,614)	102,141

_____________

(1)Depreciation and amortization excludes amortization of debt discount and debt issuance costs of $1.3 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2021 and 2020 and for the
three months then ended is unaudited)
Total segment income is reconciled to income before income taxes as follows:

	2021	2020
	(Dollars in thousands)
Total segment income	$126,549	$102,141
Interest and other debt expense	27,306	24,970
Income before income taxes	$99,243	$77,171

Sales and segment income of part of our Dispensing and Specialty Closures segment and our Metal Container segment are dependent, in part, upon fruit and vegetable harvests. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual segment income during that quarter.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934, as amended.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

General

We are a leading manufacturer of sustainable rigid packaging solutions for consumer goods products.  We currently produce dispensing and specialty closures for food, beverage, health care, garden, home, personal care and beauty products; steel and aluminum containers for human and pet food and general line products; and custom designed containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products. We are a leading worldwide manufacturer of dispensing and specialty closures, a leading manufacturer of metal containers in North America and Europe, and a leading manufacturer of custom plastic containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31

	2021	2020
Net sales
Dispensing and Specialty Closures	41.1%	34.7%
Metal Containers	44.8	49.3
Custom Containers	14.1	16.0
Consolidated	100.0	100.0
Cost of goods sold	82.1	82.0
Gross profit	17.9	18.0
Selling, general and administrative expenses	7.9	8.7
Rationalization charges	0.8	0.3
Other pension and postretirement income	(1.0)	(0.9)
Income before interest and income taxes	10.2	9.9
Interest and other debt expense	2.2	2.4
Income before income taxes	8.0	7.5
Provision for income taxes	2.1	1.9
Net income	5.9%	5.6%

Summary unaudited results of operations for the three months ended March 31 are provided below.

	2021	2020
	(dollars in millions)
Net sales
Dispensing and Specialty Closures	$509.3	$357.2
Metal Containers	554.1	508.5
Custom Containers	174.7	164.7
Consolidated	$1,238.1	$1,030.4

Segment income
Dispensing and Specialty Closures (1)	$65.7	$45.2
Metal Containers (2)	45.6	47.5
Custom Containers (3)	24.5	22.0
Corporate (4)	(9.2)	(12.6)
Consolidated	$126.6	$102.1

(1) Includes rationalization charges of $5.2 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.
(2) Includes rationalization charges of $5.0 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively.
(3) Includes rationalization charges of $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
(4) Includes costs attributed to announced acquisitions of $2.3 million in 2020.

Three Months Ended March 30, 2021 Compared with Three Months Ended March 30, 2020

Overview.  Consolidated net sales were $1.24 billion in the first quarter of 2021, a 20.2 percent increase as compared to the first quarter of 2020 primarily due to higher volumes in the Dispensing and Specialty Closures and Metal Container segments, the pass through of higher raw material and other costs, the impact from favorable foreign currency translation and a more favorable mix of products sold in the Dispensing and Specialty Closures and Custom Container segments, partially offset by a higher percentage of smaller cans sold in the Metal Container segment. Income before interest and income taxes for the first quarter of 2021 was $126.6 million, a $24.5 million increase as compared to the same period in 2020 primarily due to higher unit volumes in the Dispensing and Specialty Closures and Metal Container segments, a more favorable mix of products sold and strong operating performance in the Dispensing and Specialty Closures and Custom Container segments and higher pension income, partially offset by the unfavorable impact in the current year period from the delayed pass through of significantly higher resin costs in the Dispensing and Specialty Closures and Custom Container segments, higher production costs in the Metal Container segment, higher rationalization charges and foreign currency transaction losses in the Dispensing and Specialty Closures segment. Results for the first quarters of 2021 and 2020 included rationalization charges of $10.3 million and $2.8 million, respectively. Results for the first quarters of 2021 and 2020 also included a loss on early extinguishment of debt of $0.9 million and $1.5 million, respectively. Net income for the first quarter of 2021 was $73.3 million as compared to $57.6 million for the same period in 2020.  Net income per diluted share for the first quarter of 2021 was $0.66 as compared to $0.52 for the same period in 2020.

Net Sales.  The $207.7 million increase in consolidated net sales in the first quarter of 2021 as compared to the first quarter of 2020 was the result of higher net sales across all the segments.

Net sales for the Dispensing and Specialty Closures segment increased $152.1 million, or 42.6 percent, in the first quarter of 2021 as compared to the same period in 2020. This increase was primarily the result of higher unit volumes of approximately nine percent, the pass through of higher raw material costs, a more favorable mix of products sold and the impact of favorable foreign currency translation of approximately $11 million. The increase in unit volumes was principally the result of volumes from the dispensing operations of the Albéa Group acquired in June 2020 and continued higher volume demand across the product offerings.

Net sales for the Metal Container segment increased $45.6 million, or 9.0 percent, in the first quarter of 2021 as compared to the same period in 2020.  This increase was primarily the result of higher unit volumes of approximately nine percent, the pass through of higher raw material and other costs and the impact of favorable foreign currency translation of approximately $5 million, partially offset by a higher percentage of smaller cans sold. The increase in unit volumes was primarily due to the continued high consumer demand levels for food cans.

Net sales for the Custom Container segment increased $10.0 million, or 6.1 percent, in the first quarter of 2021 as compared to the same period in 2020. This increase was principally due to a more favorable mix of products sold, the pass through of higher raw material costs and the impact of favorable foreign currency translation of approximately $2 million. Aggregate volumes in 2021 were comparable to prior year record volumes as consumer goods and pet food products continued to experience strong demand, offset by lower volumes in hygiene products which had a significant surge in the prior year period.

Gross Profit.  Gross profit margin decreased 0.1 percentage points to 17.9 percent in the first quarter of 2021 as compared to the same period in 2020.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 7.9 percent in the first quarter of 2021 as compared to 8.7 percent in the same period in 2020. Selling, general and administrative expenses increased $7.5 million to $97.4 million for the first quarter of 2021 as compared to $89.9 million for the same period in 2020. The increase in selling, general and administrative expenses was principally the result of the inclusion of selling, general and administrative expenses from the dispensing operations of the Albéa Group acquired in June 2020, partially offset by lower corporate expenses primarily related to prior year costs for one-time plant employee incentive payments and announced acquisitions.

Income before Interest and Income Taxes.  Income before interest and income taxes for the first quarter of 2021 increased by $24.5 million as compared to the first quarter of 2020, and margins increased to 10.2 percent from 9.9 percent over the same periods. The increase in income before interest and income taxes was primarily the result of higher income in the Dispensing and Specialty Closures and Custom Containers segments and lower corporate expenses, partially offset by higher rationalization charges. Rationalization charges were $10.3 million and $2.8 million in the first quarters of 2021 and 2020, respectively.

Segment income of the Dispensing and Specialty Closures segment for the first quarter of 2021 increased $20.5 million as compared to the same period in 2020, and segment income margin increased to 12.9 percent from 12.7 percent over the same periods.  The increase in segment income was primarily due to higher unit volumes, a more favorable mix of products sold and strong operating performance, partially offset by the unfavorable impact in the current year period from the delayed pass through of significantly higher resin costs, higher rationalization charges and foreign currency transaction losses in the current year period. Rationalization charges were $5.2 million and $0.7 million in the first quarters of 2021 and 2020, respectively.

Segment income of the Metal Container segment for the first quarter of 2021 decreased $1.9 million as compared to the same period in 2020, and segment income margin decreased to 8.2 percent from 9.3 percent over the same periods. The decrease in segment income was due primarily to higher production costs principally due to challenges associated with severe winter weather conditions and one-time investments in hiring and training new employees to support increased demand levels, a higher percentage of smaller cans sold and higher rationalization charges, partially offset by higher unit volumes and higher pension income. Rationalization charges were $5.0 million and $2.0 million in the first quarters of 2021 and 2020, respectively.

Segment income of the Custom Container segment for the first quarter of 2021 increased $2.5 million as compared to the same period in 2020, and segment income margin increased to 14.0 percent from 13.4 percent over the same periods.  The increase in segment income was primarily attributable to a more favorable mix of products sold and strong operating performance, partially offset by the unfavorable impact in the current year period from the delayed pass through of significantly higher resin costs.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first quarter of 2021 increased $3.0 million to $26.4 million as compared to $23.4 million in the same period in 2020. This increase was primarily due to higher weighted average outstanding borrowings during the quarter as a result of the acquisition of the dispensing operations of the Albéa Group in June 2020, partially offset by lower weighted average interest rates during the current quarter due to lower variable market rates. In February 2021, we issued the 1.4% Notes and utilized the proceeds therefrom to prepay outstanding term loans under the Credit Agreement. In conjunction with this prepayment, we recognized a loss on early extinguishment of debt of $0.9 million in the first quarter of 2021.

Provision for Income Taxes. The effective tax rates were 26.2 percent and 25.4 percent for the first quarters of 2021 and 2020, respectively. The effective tax rate for the first quarter of 2021 was unfavorably impacted by higher income in less favorable tax jurisdictions.

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

On February 10, 2021, we issued $500.0 million aggregate principal amount of the 1.4% Notes at 99.945 percent of their principal amount. The proceeds from the sale of the 1.4% Notes were $499.7 million. We used the proceeds from the sale of the 1.4% Notes to prepay $500.0 million of our outstanding term loans under the Credit Agreement. We paid the initial purchasers' discount and offering expenses related to the sale of the 1.4% Notes with cash on hand. As a result of this prepayment, we recorded a pre-tax charge for the loss on early extinguishment of debt of $0.9 million during the first quarter of 2021 for the write-off of unamortized debt issuance costs.

You should also read Note 6 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2021 included elsewhere in this Quarterly Report.

For the three months ended March 31, 2021, we used proceeds from the issuance of the 1.4% Notes of $499.7 million, net borrowings of revolving loans of $139.2 million and cash and cash equivalents of $219.4 million to fund repayments of long-term debt of $500.0 million, cash used in operations of $172.2 million, decreases in outstanding checks of $84.2 million, net capital expenditures and other investing activities of $68.4 million, dividends paid on our common stock of $16.1 million, repurchases of our common stock of $8.3 million under our stock-based compensation plan, debt issuance costs of $4.6 million and the negative effect of exchange rate changes of $4.5 million.

For the three months ended March 31, 2020, we used net borrowings of revolving loans of $828.1 million and net proceeds from the issuance of the 2¼% Notes and the additional 4⅛% Notes of $739.7 million to fund repayments of long-term debt of $766.2 million, cash used in operations of $168.1 million, decreases in outstanding checks of $79.0 million, net capital expenditures and other investing activities of $64.6 million, the purchase of Cobra Plastics for $39.8 million, dividends paid on our common stock of $13.8 million, repurchases of our common stock of $12.7 million, debt issuance costs of $7.5 million and the negative effect of exchange rate changes of $5.1 million and to increase cash and cash equivalents by $411.0 million.

At March 31, 2021, we had $137.0 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at March 31, 2021 was $1.04 billion and Cdn $15.0 million.

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

Guaranteed Securities

Each of the 4¾% Notes, the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes were issued by Silgan and are guaranteed by certain wholly owned subsidiaries of Silgan, collectively the Obligor Group.

The following summarized financial information relates to the Obligor Group as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in subsidiaries of Silgan that are not part of the Obligor Group of $1.41 billion and $1.46 billion as of March 31, 2021 and December 31, 2020, respectively, are not included in noncurrent assets in the table below.

	March 31, 2021	December 31, 2020
	(Dollars in millions)

Current assets	$1,094.2	$1,104.1
Noncurrent assets	3,293.9	3,324.0
Current liabilities	818.1	891.1
Noncurrent liabilities	3,699.0	3,744.6

At March 31, 2021 and December 31, 2020, the Obligor Group held current receivables due from other subsidiary companies of $35.1 million and $54.8 million, respectively; long-term notes receivable due from other subsidiary companies of $788.1 million and $818.9 million, respectively; and current payables due to other subsidiary companies of $5.9 million and $13.4 million, respectively.

Three months ended March 31, 2021
(Dollars in millions)

Net sales	$894.8
Gross profit	140.1
Net income	58.8

For the three months ended March 31, 2021, net income in the table above excludes income from equity method investments of other subsidiary companies of $14.5 million. For the three months ended March 31, 2021, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $9.8 million; net credits from such other subsidiary companies of $8.2 million; and net interest income from such other subsidiary companies of $4.7 million. For the three months ended March 31, 2021, the Obligor Group received dividends from other subsidiary companies of $16.0 million.

Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $2.0 million and $3.6 million for the three months ended March 31, 2021 and 2020, respectively. Exclusive of the footprint optimization plan for our Metal Container segment and our resulting withdrawal from the Central States Pension Plan announced in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $2.5 million and $8.3 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.1 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually through 2040.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2021 included elsewhere in this Quarterly Report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and, with respect to our international operations, from foreign currency exchange rates.  In the normal course of business, we also have risk related to commodity price changes for items such as natural gas.  We employ established policies and procedures to manage our exposure to these risks.  Interest rate, foreign currency and commodity pricing transactions are used only to the extent considered necessary to meet our objectives.  We do not utilize derivative financial instruments for trading or other speculative purposes.

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  Since such filing, other than the changes discussed in Notes 6 and 7 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2021 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

On June 1, 2020, we acquired the dispensing operations of the Albéa Group, or the Albéa Dispensing Business. We are currently in the process of integrating the internal controls and procedures of the Albéa Dispensing Business into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of the Albéa Dispensing Business in our annual assessment of the effectiveness of our internal control over financial reporting for our 2021 fiscal year.

Part II.  Other Information

Item 6.  Exhibits

Exhibit Number	Description

22	Subsidiary Guarantors and Issuers of Guaranteed Securities

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: May 5, 2021	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)