Form 10-Q
period 2021-06-30
SILGAN HOLDINGS INC
filed 2021-08-04
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 31, 2021, the number of shares outstanding of the Registrant’s common stock was 110,408,113.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2021	June 30, 2020	Dec. 31, 2020
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$164,821	$191,082	$409,481
Trade accounts receivable, net	891,812	729,275	619,535
Inventories	907,805	821,448	677,534
Prepaid expenses and other current assets	88,818	85,918	92,643
Total current assets	2,053,256	1,827,723	1,799,193

Property, plant and equipment, net	1,832,885	1,729,481	1,840,758
Goodwill	1,719,815	1,668,614	1,741,496
Other intangible assets, net	609,882	635,156	637,208
Other assets, net	508,481	512,082	492,931
	$6,724,319	$6,373,056	$6,511,586

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$240,859	$391,418	$28,036
Trade accounts payable	727,523	601,740	802,541
Accrued payroll and related costs	112,270	103,458	130,088
Accrued liabilities	234,503	266,512	230,955
Total current liabilities	1,315,155	1,363,128	1,191,620

Long-term debt	3,176,393	3,106,425	3,223,217
Deferred income taxes	360,027	357,131	355,995
Other liabilities	484,164	456,678	487,881

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	314,873	296,639	306,363
Retained earnings	2,531,783	2,249,391	2,395,395
Accumulated other comprehensive loss	(263,433)	(297,360)	(260,953)
Treasury stock	(1,196,394)	(1,160,727)	(1,189,683)
Total stockholders’ equity	1,388,580	1,089,694	1,252,873
	$6,724,319	$6,373,056	$6,511,586

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2021 and 2020
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net sales	$1,348,661	$1,176,470	$2,586,771	$2,206,854
Cost of goods sold	1,113,777	952,375	2,130,421	1,797,661
Gross profit	234,884	224,095	456,350	409,193
Selling, general and administrative expenses	94,394	100,624	191,773	190,487
Rationalization charges	354	1,942	10,711	4,741
Other pension and postretirement income	(12,818)	(9,705)	(25,637)	(19,410)
Income before interest and income taxes	152,954	131,234	279,503	233,375
Interest and other debt expense before loss on early extinguishment of debt	26,406	25,837	52,829	49,326
Loss on early extinguishment of debt	—	—	883	1,481
Interest and other debt expense	26,406	25,837	53,712	50,807
Income before income taxes	126,548	105,397	225,791	182,568
Provision for income taxes	32,072	27,225	58,034	46,796
Net income	$94,476	$78,172	$167,757	$135,772

Earnings per share:
Basic net income per share	$0.86	$0.70	$1.52	$1.22
Diluted net income per share	$0.85	$0.70	$1.51	$1.22

Weighted average number of shares:
Basic	110,442	110,901	110,323	110,879
Effect of dilutive securities	661	433	743	501
Diluted	111,103	111,334	111,066	111,380

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2021 and 2020
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net income	$94,476	$78,172	$167,757	$135,772
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	1,876	1,809	3,754	2,748
Change in fair value of derivatives	828	104	1,469	(2,351)
Foreign currency translation	25,669	(1,576)	(7,703)	(38,015)
Other comprehensive income (loss)	28,373	337	(2,480)	(37,618)
Comprehensive income	$122,849	$78,509	$165,277	$98,154

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2021 and 2020
(Dollars in thousands)
(Unaudited)

	2021	2020
Cash flows provided by (used in) operating activities:
Net income	$167,757	$135,772
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	122,386	104,197
Rationalization charges	10,711	4,741
Stock compensation expense	10,337	9,056
Loss on early extinguishment of debt	883	1,481
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(277,768)	(179,949)
Inventories	(233,815)	(148,141)
Trade accounts payable	31,825	(68,026)
Accrued liabilities	(24,316)	67,936
Other, net	(17,313)	9,129
Net cash used in operating activities	(209,313)	(63,804)

Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	2,305	(941,102)
Capital expenditures	(123,604)	(106,436)
Other, net	4,914	983
Net cash used in investing activities	(116,385)	(1,046,555)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	318,141	927,302
Repayments under revolving loans	(105,856)	(570,955)
Proceeds from issuance of long-term debt	499,725	1,639,661
Repayments of long-term debt	(500,000)	(766,170)
Changes in outstanding checks - principally vendors	(84,216)	(79,006)
Dividends paid on common stock	(31,564)	(27,121)
Debt issuance costs	(4,905)	(10,265)
Repurchase of common stock	(8,538)	(13,155)
Net cash provided by financing activities	82,787	1,100,291

Effect of exchange rate changes on cash and cash equivalents	(1,749)	(2,674)

Cash and cash equivalents:
Net decrease	(244,660)	(12,742)
Balance at beginning of year	409,481	203,824
Balance at end of period	$164,821	$191,082

Interest paid, net	$48,026	$38,058
Income taxes paid, net	47,297	28,974

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three and six months ended June 30, 2021 and 2020
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Common stock - shares outstanding
Balance at beginning of period	110,386	110,834	110,057	110,780
Net issuance of treasury stock for vested restricted stock units	22	52	351	365
Repurchases of common stock	—	—	—	(259)
Balance at end of period	110,408	110,886	110,408	110,886

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751	$1,751

Paid-in capital
Balance at beginning of period	309,635	292,283	306,363	289,422
Stock compensation expense	5,327	4,573	10,337	9,056
Net issuance of treasury stock for vested restricted stock units	(89)	(217)	(1,827)	(1,839)
Balance at end of period	314,873	296,639	314,873	296,639

Retained earnings
Balance at beginning of period	2,452,996	2,184,691	2,395,395	2,141,302
Net income	94,476	78,172	167,757	135,772
Dividends declared on common stock	(15,689)	(13,472)	(31,369)	(27,018)
Adoption of accounting standards update related to credit losses in 2020	—	—	—	(665)
Balance at end of period	2,531,783	2,249,391	2,531,783	2,249,391

Accumulated other comprehensive loss
Balance at beginning of period	(291,806)	(297,697)	(260,953)	(259,742)
Other comprehensive income (loss)	28,373	337	(2,480)	(37,618)
Balance at end of period	(263,433)	(297,360)	(263,433)	(297,360)

Treasury stock
Balance at beginning of period	(1,196,221)	(1,160,453)	(1,189,683)	(1,149,411)
Net issuance of treasury stock for vested restricted stock units	(173)	(274)	(6,711)	(4,382)
Repurchases of common stock	—	—	—	(6,934)
Balance at end of period	(1,196,394)	(1,160,727)	(1,196,394)	(1,160,727)
Total stockholders' equity	$1,388,580	$1,089,694	$1,388,580	$1,089,694

Dividends declared on common stock per share	$0.14	$0.12	$0.28	$0.24

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2021 and 2020 and for the
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

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Dollars in thousands)
Dispensing and Specialty Closures	$545,768	$410,468	$1,055,120	$767,619
Metal Containers	624,534	597,191	1,178,615	1,105,709
Custom Containers	178,359	168,811	353,036	333,526
	$1,348,661	$1,176,470	$2,586,771	$2,206,854

Revenues by geography were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Dollars in thousands)
North America	$968,497	$897,327	$1,866,899	$1,715,000
Europe and other	380,164	279,143	719,872	491,854
	$1,348,661	$1,176,470	$2,586,771	$2,206,854

Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $92.6 million, $80.4 million, and $83.0 million as of June 30, 2021 and 2020 and December 31, 2020, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2021 and 2020 and for the
three and six months then ended is unaudited)
Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Dollars in thousands)
Dispensing and Specialty Closures	$67	$700	$5,298	$1,442
Metal Containers	225	1,153	5,246	3,116
Custom Containers	62	89	167	183
	$354	$1,942	$10,711	$4,741

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2020	$41,005	$555	$—	$41,560
Charged to expense	6,172	(5)	4,544	10,711
Utilized and currency translation	(3,258)	(263)	(4,544)	(8,065)
Balance at June 30, 2021	$43,919	$287	$—	$44,206

Non-cash asset write-downs were the result of comparing the carrying value of certain production related assets to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (see Note 7 for information regarding a Level 3 fair value measurement).

Rationalization reserves as of June 30, 2021 were recorded in our Condensed Consolidated Balance Sheet as accrued liabilities of $7.9 million and other liabilities of $36.3 million. Exclusive of the footprint optimization plan for our Metal Container segment and our resulting withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, announced in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $2.2 million and $7.0 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.1 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2021 and 2020 and for the
three and six months then ended is unaudited)
Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2020	$(168,604)	$(4,656)	$(87,693)	$(260,953)
Other comprehensive loss before reclassifications	—	484	(7,703)	(7,219)
Amounts reclassified from accumulated other comprehensive loss	3,754	985	—	4,739
Other comprehensive loss	3,754	1,469	(7,703)	(2,480)
Balance at June 30, 2021	$(164,850)	$(3,187)	$(95,396)	$(263,433)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and six months ended June 30, 2021 were net (losses) of $(2.6) million and $(5.2) million, respectively, excluding income tax benefits of $0.7 million and $1.4 million, respectively. For the three and six months ended June 30, 2021, these net (losses) consisted of amortization of net actuarial (losses) of $(3.0) million and $(6.0) million and amortization of net prior service credit of $0.4 million and $0.8 million, respectively. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 9 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2021 were not significant.

Other comprehensive loss before reclassifications related to foreign currency translation for the three and six months ended June 30, 2021 consisted of (i) foreign currency gains (losses) related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $29.1 million and $(22.6) million, respectively, (ii) foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $0.5 million and $0.9 million, respectively, and (iii) foreign currency (losses) gains related to our net investment hedges of $(5.2) million and $18.3 million, respectively, excluding an income tax benefit (provision) of $1.3 million and $(4.3) million, respectively. See Note 7 for further discussion.

Note 5.               Inventories

Inventories consisted of the following:

	June 30, 2021	June 30, 2020	Dec. 31, 2020
	(Dollars in thousands)
Raw materials	$302,719	$298,550	$270,066
Work-in-process	164,655	165,505	167,100
Finished goods	534,522	499,799	335,346
Other	15,497	14,089	14,610
	1,017,393	977,943	787,122
Adjustment to value inventory at cost on the LIFO method	(109,588)	(156,495)	(109,588)
	$907,805	$821,448	$677,534

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2021 and 2020 and for the
three and six months then ended is unaudited)
Note 6.               Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2021	June 30, 2020	Dec. 31, 2020
	(Dollars in thousands)
Bank debt
Bank revolving loans	$195,859	$354,000	$—
U.S. term loans	400,000	900,000	900,000
Other foreign bank revolving and term loans	47,132	42,534	30,407
Total bank debt	642,991	1,296,534	930,407
4¾% Senior Notes	300,000	300,000	300,000
3¼% Senior Notes	770,835	728,520	795,307
4⅛% Senior Notes	600,000	600,000	600,000
2¼% Senior Notes	592,950	560,400	611,775
1.4% Senior Secured Notes	500,000	—	—
Finance leases	33,460	35,102	34,480
Total debt - principal	3,440,236	3,520,556	3,271,969
Less unamortized debt issuance costs and debt discount	22,984	22,713	20,716
Total debt	3,417,252	3,497,843	3,251,253
Less current portion	240,859	391,418	28,036
	$3,176,393	$3,106,425	$3,223,217

At June 30, 2021, the current portion of long-term debt consisted of $195.9 million of bank revolving loans under our amended and restated senior secured credit facility, or the Credit Agreement, $43.1 million of other foreign bank revolving and term loans and $1.9 million of finance leases.

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
(Information at June 30, 2021 and 2020 and for the
three and six months then ended is unaudited)
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
(Information at June 30, 2021 and 2020 and for the
three and six months then ended is unaudited)
Note 7.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at June 30, 2021:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$164,821	$164,821

Liabilities:
Bank debt	$642,991	$642,991
4¾% Notes	300,000	304,890
3¼% Notes	770,835	777,850
4⅛% Notes	600,000	622,500
2¼% Notes	592,950	597,397
1.4% Notes	500,000	495,000

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at June 30, 2021 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

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
(Information at June 30, 2021 and 2020 and for the
three and six months then ended is unaudited)
We utilize certain derivative financial instruments to manage a portion of our interest rate, foreign currency exchange rate and natural gas cost exposures. We generally limit our use of derivative financial instruments to interest rate, foreign currency exchange rate and natural gas swap agreements. We do not engage in trading or other speculative uses of these financial instruments. For a financial instrument to qualify as a hedge, we must be exposed to interest rate, foreign currency exchange rate or price risk, and the financial instrument must reduce the exposure and be designated as a hedge. Financial instruments qualifying for hedge accounting must maintain a high correlation between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The notional principal amounts outstanding under foreign currency exchange rate agreements and natural gas swap agreements were not significant as of June 30, 2021.

In addition, we also utilize certain internal hedging strategies to minimize our foreign currency exchange rate risk. Net investment hedges that qualify for hedge accounting result in the recognition of foreign currency gains or losses, net of tax, in accumulated other comprehensive loss.

Interest Rate Swap Agreements

We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations. These agreements have a fixed rate of 2.878 percent and mature on March 24, 2023. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three and six months ended June 30, 2021. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements in effect at June 30, 2021 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize our foreign currency exchange rate risk, in addition to limited foreign currency exchange rate derivative financial instruments, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros and Canadian dollars. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼% Notes which are Euro denominated. Foreign currency (losses) gains related to our net investment hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2021 were $(5.2) million and $18.3 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2021 and 2020 and for the
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

Note 9.               Retirement Benefits

The components of the net periodic pension benefit credit were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Dollars in thousands)
Service cost	$3,789	$3,489	$7,577	$6,975
Interest cost	4,355	5,710	8,709	11,420
Expected return on plan assets	(19,850)	(17,993)	(39,698)	(35,987)
Amortization of prior service cost	58	56	116	111
Amortization of actuarial losses	3,028	2,934	6,054	5,869
Net periodic benefit credit	$(8,620)	$(5,804)	$(17,242)	$(11,612)

The components of the net periodic other postretirement benefit credit were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Dollars in thousands)
Service cost	$28	$25	$56	$48
Interest cost	95	141	190	283
Amortization of prior service credit	(457)	(484)	(913)	(967)
Amortization of actuarial gains	(47)	(69)	(95)	(139)
Net periodic benefit credit	$(381)	$(387)	$(762)	$(775)

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
(Information at June 30, 2021 and 2020 and for the
three and six months then ended is unaudited)
Note 11.               Treasury Stock

On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021. We did not repurchase any shares of our common stock pursuant to this authorization during the six months ended June 30, 2021. At June 30, 2021, we had approximately $76.6 million remaining under this authorization for the repurchase of our common stock.

During the first six months of 2021, we issued 573,232 treasury shares which had an average cost of $3.19 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 222,146 shares of our common stock at an average cost of $38.44 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method. As of June 30, 2021, 64,704,383 shares of our common stock were held in treasury.

Note 12.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued options and restricted stock units to our officers, other key employees and outside directors. During the first six months of 2021, 359,469 restricted stock units were granted to certain of our officers, other key employees and outside directors. The fair value of these restricted stock units at the grant date was $13.9 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2021 and 2020 and for the
three and six months then ended is unaudited)
Note 13.             Segment Information

Reportable segment information was as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended June 30, 2021
Net sales	$545,768	$624,534	$178,359	$—	$1,348,661
Depreciation and amortization(1)	29,101	21,329	9,632	42	60,104
Rationalization charges	67	225	62	—	354
Segment income	73,836	58,635	27,244	(6,761)	152,954

Three Months Ended June 30, 2020
Net sales	$410,468	$597,191	$168,811	$—	$1,176,470
Depreciation and amortization(1)	22,026	20,545	9,352	42	51,965
Rationalization charges	700	1,153	89	—	1,942
Segment income	58,581	71,782	22,987	(22,116)	131,234

Six Months Ended June 30, 2021
Net sales	$1,055,120	$1,178,615	$353,036	$—	$2,586,771
Depreciation and amortization(1)	57,991	42,578	19,005	81	119,655
Rationalization charges	5,298	5,246	167	—	10,711
Segment income	139,481	104,249	51,730	(15,957)	279,503

Six Months Ended June 30, 2020
Net sales	$767,619	$1,105,709	$333,526	$—	$2,206,854
Depreciation and amortization(1)	42,150	41,026	18,840	79	102,095
Rationalization charges	1,442	3,116	183	—	4,741
Segment income	103,810	119,261	45,032	(34,728)	233,375
_____________

(1)Depreciation and amortization excludes amortization of debt discount and debt issuance costs of $1.4 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively and $2.7 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively.

Total segment income is reconciled to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Dollars in thousands)
Total segment income	$152,954	$131,234	$279,503	$233,375
Interest and other debt expense	26,406	25,837	53,712	50,807
Income before income taxes	$126,548	$105,397	$225,791	$182,568

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
(Information at June 30, 2021 and 2020 and for the
three and six months then ended is unaudited)
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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales
Dispensing and Specialty Closures	40.5%	34.9%	40.8%	34.8%
Metal Containers	46.3	50.8	45.6	50.1
Custom Containers	13.2	14.3	13.6	15.1
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	82.6	80.9	82.4	81.5
Gross profit	17.4	19.1	17.6	18.5
Selling, general and administrative expenses	7.0	8.5	7.4	8.6
Rationalization charges	—	0.2	0.4	0.2
Other pension and postretirement income	(0.9)	(0.8)	(1.0)	(0.9)
Income before interest and income taxes	11.3	11.2	10.8	10.6
Interest and other debt expense	1.9	2.2	2.1	2.3
Income before income taxes	9.4	9.0	8.7	8.3
Provision for income taxes	2.4	2.3	2.2	2.1
Net income	7.0%	6.7%	6.5%	6.2%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(dollars in millions)
Net sales
Dispensing and Specialty Closures	$545.8	$410.5	$1,055.1	$767.6
Metal Containers	624.5	597.2	1,178.6	1,105.7
Custom Containers	178.4	168.8	353.1	333.5
Consolidated	$1,348.7	$1,176.5	$2,586.8	$2,206.8

Segment income
Dispensing and Specialty Closures (1)	$73.8	$58.6	$139.5	$103.8
Metal Containers (2)	58.6	71.8	104.2	119.3
Custom Containers (3)	27.2	23.0	51.7	45.0
Corporate (4)	(6.6)	(22.2)	(15.9)	(34.7)
Consolidated	$153.0	$131.2	$279.5	$233.4

(1) Includes rationalization charges of $0.1 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, and $5.3 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively. Includes a charge of $3.5 million for the write-up of inventory for purchase accounting for each of the three and six months ended June 30, 2020 as a result of the acquisition of the dispensing operations of the Albéa Group in June 2020.
(2) Includes rationalization charges of $0.2 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively and $5.2 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively.
(3) Includes rationalization charges of $0.1 million for each of the three months ended June 30, 2021 and 2020 and $0.2 million for each of the six months ended June 30, 2021 and 2020.
(4) Includes costs attributed to announced acquisitions of $16.1 million and $18.3 million for the three and six months ended June 30, 2020, respectively.

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Overview.  Consolidated net sales were $1.35 billion in the second quarter of 2021, a 14.6 percent increase as compared to the second quarter of 2020 primarily due to the pass through of higher raw material costs, higher unit volumes in the Dispensing and Specialty Closures segment, the impact from favorable foreign currency translation and a more favorable mix of products sold in the Metal Container and Custom Container segments, partially offset by lower volumes in the Metal Container and Custom Container segments. Income before interest and income taxes for the second quarter of 2021 was $153.0 million, a $21.8 million increase as compared to the same period in 2020, primarily due to higher unit volumes and strong operating performance in the Dispensing and Specialty Closures segment, a more favorable mix of products sold and strong operating performance in the Custom Container segment, lower corporate expenses and rationalization charges, higher pension income and the inclusion in the prior year period of a charge for the purchase accounting write-up of inventory of the dispensing operations of the Albéa Group, or the Albéa Dispensing Business, which was acquired in June 2020 and a charge in the Custom Container segment in the prior year period for a non-commercial legal dispute relating to prior periods, partially offset by lower volumes in the Metal Container and Custom Container segments, higher production costs, less efficient manufacturing processes and lower production in the Metal Container segment, the unfavorable impact in the current year period from the delayed pass through of significantly higher resin costs in the Dispensing and Specialty Closures and Custom Container segments and foreign currency transaction losses. Results for the second quarters of 2021 and 2020 included rationalization charges of $0.4 million and $2.0 million, respectively. Results for the second quarter of 2020 also included costs attributed to announced acquisitions of $16.1 million. Net income for the second quarter of 2021 was $94.5 million as compared to $78.2 million for the same period in 2020. Net income per diluted share for the second quarter of 2021 was $0.85 as compared to $0.70 for the same period in 2020.

Net Sales.  The $172.2 million increase in consolidated net sales in the second quarter of 2021 as compared to the second quarter of 2020 was the result of higher net sales across all the segments.

Net sales for the Dispensing and Specialty Closures segment increased $135.3 million, or 33.0 percent, in the second quarter of 2021 as compared to the same period in 2020. This increase was primarily the result of higher unit volumes of approximately ten percent, the pass through of higher raw material costs and the impact of favorable foreign currency translation of approximately $17 million. The increase in unit volumes was principally the result of volumes from the Albéa Dispensing Business acquired in June 2020 and a strong recovery in the beverage, beauty and fragrance markets, partially offset by a decrease in volume for hygiene and home cleaning products as compared to the initial pantry filling in response to the emerging COVID-19 pandemic in the second quarter of 2020.

Net sales for the Metal Container segment increased $27.3 million, or 4.6 percent, in the second quarter of 2021 as compared to the same period in 2020. This increase was primarily the result of the pass through of higher raw material and other manufacturing costs, the impact of favorable foreign currency translation of approximately $7 million and a more favorable mix of products sold, partially offset by lower unit volumes of approximately two percent. The decrease in unit volumes was primarily due to production shortfalls caused by raw material and labor supply challenges across the supply chain.

Net sales for the Custom Container segment increased $9.6 million, or 5.7 percent, in the second quarter of 2021 as compared to the same period in 2020. This increase was principally due to the pass through of higher raw material costs, a more favorable mix of products sold and the impact of favorable foreign currency translation of approximately $3 million, partially offset by lower volumes of approximately eleven percent. The decline in volumes was due primarily to unprecedented demand in the prior year quarter for cleaning and sanitizing products as a result of the initial pantry filling in response to the emerging COVID-19 pandemic in the second quarter of 2020.

Gross Profit.  Gross profit margin decreased 1.7 percentage points to 17.4 percent in the second quarter of 2021 as compared to the same period in 2020 for the reasons discussed below in "Income before Interest and Income Taxes."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 7.0 percent in the second quarter of 2021 as compared to 8.5 percent in the same period in 2020. Selling, general and administrative expenses decreased $6.2 million to $94.4 million for the second quarter of 2021 as compared to $100.6 million for the same period in 2020. The decrease in selling, general and administrative expenses was principally due to lower corporate expenses, primarily as a result of costs attributed to announced acquisitions of $16.1 million incurred in the prior year period, and the inclusion in the prior year period of a charge of $2.8 million in the Custom Container segment for a non-commercial legal dispute relating to prior periods, partially offset by the inclusion of selling, general and administrative expenses from the Albéa Dispensing Business which was acquired in June 2020.

Income before Interest and Income Taxes.  Income before interest and income taxes for the second quarter of 2021 increased by $21.8 million as compared to the second quarter of 2020, and margins increased to 11.3 percent from 11.2 percent over the same periods. The increase in income before interest and income taxes was primarily the result of higher income in the Dispensing and Specialty Closures and Custom Container segments, lower corporate expenses primarily as a result of prior year costs for announced acquisitions and lower rationalization charges, partially offset by lower income in the Metal Container segment. Rationalization charges were $0.4 million and $2.0 million in the second quarters of 2021 and 2020, respectively. The second quarter of 2020 also included the negative impact of a $3.5 million charge related to the purchase accounting write-up of inventory for the Albéa Dispensing Business acquired in June 2020.

Segment income of the Dispensing and Specialty Closures segment for the second quarter of 2021 increased $15.2 million as compared to the same period in 2020, while segment income margin decreased to 13.5 percent from 14.3 percent over the same periods due primarily to the pass through of significantly higher raw material costs. The increase in segment income was primarily due to higher unit volumes, strong operating performance and the inclusion in the prior year period of a $3.5 million charge for the purchase accounting write-up of inventory of the Albéa Dispensing Business, partially offset by the unfavorable impact in the current year period from the delayed pass through of significantly higher resin costs and foreign currency transaction losses.

Segment income of the Metal Container segment for the second quarter of 2021 decreased $13.2 million as compared to the same period in 2020, and segment income margin decreased to 9.4 percent from 12.0 percent over the same periods. The decrease in segment income was due primarily to higher production costs, less efficient manufacturing processes and lower production and volume levels, all due in large part to significant raw material supply issues and labor challenges, partially offset by higher pension income and lower rationalization charges. Rationalization charges were $0.2 million and $1.2 million in the second quarters of 2021 and 2020, respectively.

Segment income of the Custom Container segment for the second quarter of 2021 increased $4.2 million as compared to the same period in 2020, and segment income margin increased to 15.2 percent from 13.6 percent over the same periods. The increase in segment income was primarily attributable to a more favorable mix of products sold, strong operating performance and the inclusion in the prior year period of a $2.8 million charge for a non-commercial legal dispute relating to prior periods, partially offset by lower volumes and the unfavorable impact in the current year period from the delayed pass through of higher resin costs.

Interest and Other Debt Expense. Interest and other debt expense for the second quarter of 2021 increased $0.6 million to $26.4 million as compared to $25.8 million in the same period in 2020. This increase was primarily due to higher weighted average outstanding borrowings during the quarter as a result of the acquisition of the Albéa Dispensing Business in June 2020, partially offset by lower weighted average interest rates during the quarter due to lower variable market rates.

Provision for Income Taxes. The effective tax rates were 25.3 percent and 25.8 percent for the second quarters of 2021 and 2020, respectively.

Six Months Ended June 30, 2021 Compared with Six Months Ended June, 2020

Overview.  Consolidated net sales were $2.59 billion in the first six months of 2021, a 17.2 percent increase as compared to the first six months of 2020 primarily as a result of higher unit volumes in the Dispensing and Specialty Closures and Metal Container segments, the pass through of higher raw material costs, the impact of favorable foreign currency translation and a more favorable mix of products sold in the Dispensing and Specialty Closures and Custom Container segments, partially offset by lower volumes in the Custom Container segment and a higher percentage of smaller cans sold in the Metal Container segment. Income before interest and income taxes for the first six months of 2021 increased by $46.1 million as compared to the same period in 2020 primarily due to higher unit volumes in the Dispensing and Specialty Closures and Metal Container segments, a more favorable mix of products sold and strong operating performance in the Dispensing and Specialty Closures and Custom Container segments, lower corporate expenses, higher pension income, the negative impact in the prior year period of a charge for the purchase accounting write-up of acquired inventory of the Albéa Dispensing Business and the inclusion in the prior year period of a charge in the Custom Container segment for a non-commercial legal dispute relating to prior periods. These increases were partially offset by the unfavorable impact in the current year period from the delayed pass through of higher resin costs in the Dispensing and Specialty Closures and Custom Container segments, higher production costs, less efficient manufacturing processes and lower production levels in the Metal Container segment, lower volumes in the Custom Container segment, higher rationalization charges, a higher percentage of smaller cans sold in the Metal Container segment and foreign currency transaction losses. Results for the first six months of 2021 and 2020 included rationalization charges of $10.7 million and $4.7 million and a loss on early extinguishment of debt of $0.9 million and $1.5 million, respectively. Results for the first six months of 2020 also included costs attributed to acquisitions of $18.3 million. Net income for the first six months of 2021 was $167.8 million as compared to $135.8 million for the same period in 2020. Net income per diluted share for the first six months of 2021 was $1.51 as compared to $1.22 for the same period in 2020.

Net Sales.  The $380.0 million increase in consolidated net sales in the first six months of 2021 as compared to the first six months of 2020 was the result of higher net sales across all the segments.

Net sales for the Dispensing and Specialty Closures segment increased $287.5 million, or 37.5 percent, in the first six months of 2021 as compared to the same period in 2020. This increase was primarily the result of higher unit volumes of approximately nine percent, the pass through of higher raw material costs, the impact of favorable foreign currency translation of approximately $27 million and a more favorable mix of products sold. The increase in unit volumes was principally the result of the inclusion of volumes from the Albéa Dispensing Business which was acquired in June 2020 and strong volumes for beverage, beauty and fragrance products.

Net sales for the Metal Container segment increased $72.9 million, or 6.6 percent, in the first six months of 2021 as compared to the same period in 2020. This increase was primarily the result of the pass through of higher raw material and other manufacturing costs, higher unit volumes of approximately four percent and the impact of favorable foreign currency translation of approximately $12 million, partially offset by a higher percentage of smaller cans sold. The increase in unit volumes was primarily due to the continued high consumer demand levels for food cans, partially offset by the negative impact on volume of production shortfalls caused by raw material and labor supply challenges across the supply chain.

Net sales for the Custom Container segment increased $19.6 million, or 5.9 percent, in the first six months of 2021 as compared to the same period in 2020. This increase was primarily due to a more favorable mix of products sold, the pass through of higher raw material costs and the impact of favorable foreign currency translation of approximately $5 million, partially offset by lower volumes of approximately six percent. The decrease in volumes was due primarily to unprecedented demand in the prior year period for cleaning and sanitizing products as a result of the initial pantry filling in response to the emerging COVID-19 pandemic.

Gross Profit.  Gross profit margin decreased 0.9 percentage points to 17.6 percent in the first six months of 2021 as compared to the same period in 2020 for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 7.4 percent for the first six months of 2021 as compared to 8.6 percent in the same period in 2020. Selling, general and administrative expenses increased $1.3 million to $191.8 million for the first six months of 2021 as compared to $190.5 million for the same period in 2020. The increase in selling, general and administrative expenses was principally the result of the inclusion of selling, general and administrative expenses from the Albéa Dispensing Business which was acquired in June 2020, partially offset by the inclusion in the prior year period of costs attributed to announced acquisitions of $18.3 million, one-time plant employee incentive payments and a charge of $2.8 million in the Custom Container segment for a non-commercial legal dispute relating to prior periods.

Income before Interest and Income Taxes.  Income before interest and income taxes for the first six months of 2021 increased by $46.1 million as compared to the first six months of 2020, and margins increased to 10.8 percent from 10.6 percent over the same periods. The increase in income before interest and income taxes was primarily due to higher income in the Dispensing and Specialty Closures and Custom Container segments and lower corporate expenses primarily as a result of prior year costs for announced acquisitions, partially offset by lower income in the Metal Container segment and higher rationalization charges. Rationalization charges were $10.7 million and $4.7 million for the first six months of 2021 and 2020, respectively.

Segment income of the Dispensing and Specialty Closures segment for the first six months of 2021 increased $35.7 million, as compared to the same period in 2020, while segment income margin decreased to 13.2 percent from 13.5 percent over the same periods due primarily to the pass through of higher raw material costs. The increase in segment income was primarily due to higher unit volumes, strong operating performance, a more favorable mix of products sold and the inclusion in the prior year period of a $3.5 million charge for the purchase accounting write-up of inventory of the Albéa Dispensing Business, partially offset by the unfavorable impact in the current year period from the delayed pass through of higher resin costs, higher rationalization charges and foreign currency transaction losses. Rationalization charges were $5.3 million and $1.4 million in the first six months of 2021 and 2020, respectively.

Segment income of the Metal Container segment for the first six months of 2021 decreased $15.1 million as compared to the same period in 2020, and segment income margin decreased to 8.8 percent from 10.8 percent over the same periods. The decrease in segment income was primarily attributable to higher production costs, less efficient manufacturing processes and lower production levels, a higher percentage of smaller cans sold and higher rationalization charges, partially offset by higher unit volumes. Rationalization charges were $5.2 million and $3.1 million in the first six months of 2021 and 2020, respectively.

Segment income of the Custom Container segment for the first six months of 2021 increased $6.7 million as compared to the same period in 2020, and segment income margin increased to 14.6 percent from 13.5 percent over the same periods. The increase in segment income was primarily attributable to a more favorable mix of products sold, strong operating performance and the inclusion in the prior year period of a $2.8 million charge for a non-commercial legal dispute relating to prior periods, partially offset by lower volumes and the delayed pass through of higher resin costs.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first six months of 2021 increased $3.5 million to $52.8 million as compared to $49.3 million in the same period in 2020 principally due to higher weighted average outstanding borrowings primarily related to the acquisition of the Albéa Dispensing Business in June 2020, partially offset by lower weighted average interest rates due to lower variable market rates. In February 2021, we issued the 1.4% Notes and utilized the proceeds therefrom to prepay outstanding term loans under the Credit Agreement. In conjunction with this prepayment, we recognized a loss on early extinguishment of debt of $0.9 million in the first quarter of 2021. In the first six months of 2020, we recognized a loss on early extinguishment of debt of $1.5 million in conjunction with the prepayment of term loans under the Credit Agreement.

Provision for Income Taxes. The effective tax rates were 25.7 percent and 25.6 percent for the first six months of 2021 and 2020, respectively.

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

You should also read Note 6 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021 included elsewhere in this Quarterly Report.

For the six months ended June 30, 2021, we used proceeds from the issuance of the 1.4% Notes of $499.7 million, net borrowings of revolving loans of $212.2 million and cash and cash equivalents of $244.7 million to fund repayments of long-term debt of $500.0 million, cash used in operations of $209.3 million, net capital expenditures and other investing activities of $116.4 million, decreases in outstanding checks of $84.2 million, dividends paid on our common stock of $31.6 million, repurchases of our common stock of $8.5 million under our stock-based compensation plan, debt issuance costs of $4.9 million and the negative effect of exchange rate changes on cash and cash equivalents of $1.7 million.

For the six months ended June 30, 2020, we used net proceeds of $1,639.7 million from the issuance of the 2¼% Notes and the additional 4⅛% Notes and from the incremental term loans borrowed under our Credit Agreement, net borrowings of revolving loans of $356.4 million and cash and cash equivalents of $10.0 million to fund the purchases of the Albéa Dispensing Business and Cobra Plastics for $941.1 million, repayments of long-term debt of $766.2 million, net capital expenditures and other investing activities of $105.5 million, decreases in outstanding checks of $79.0 million, cash used in operations of $63.8 million, dividends paid on our common stock of $27.1 million, repurchases of our common stock of $13.1 million, debt issuance costs of $10.3 million and the negative effect of exchange rate changes on cash and cash equivalents of $2.7 million.

At June 30, 2021, we had $195.9 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at June 30, 2021 was $976.0 million and Cdn $15.0 million.

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

The following summarized financial information relates to the Obligor Group as of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in subsidiaries of Silgan that are not part of the Obligor Group of $1.47 billion and $1.46 billion as of June 30, 2021 and December 31, 2020, respectively, are not included in noncurrent assets in the table below.

	June 30, 2021	Dec. 31, 2020
	(Dollars in millions)

Current assets	$1,270.2	$1,104.1
Noncurrent assets	3,312.4	3,324.0
Current liabilities	952.0	891.1
Noncurrent liabilities	3,709.1	3,744.6

At June 30, 2021 and December 31, 2020, the Obligor Group held current receivables due from other subsidiary companies of $38.0 million and $54.8 million, respectively; long-term notes receivable due from other subsidiary companies of $795.1 million and $818.9 million, respectively; and current payables due to other subsidiary companies of $6.1 million and $13.4 million, respectively.

Six months ended June 30, 2021
(Dollars in millions)

Net sales	$1,859.4
Gross profit	285.4
Net income	127.6

For the six months ended June 30, 2021, net income in the table above excludes income from equity method investments of other subsidiary companies of $40.2 million. For the six months ended June 30, 2021, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $21.3 million; net credits from such other subsidiary companies of $15.7 million; and net interest income from such other subsidiary companies of $9.4 million. For the six months ended June 30, 2021, the Obligor Group received dividends from other subsidiary companies of $16.1 million.

Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $3.5 million and $3.6 million for the six months ended June 30, 2021 and 2020, respectively. Exclusive of the footprint optimization plan for our Metal Container segment and our resulting withdrawal from the Central States Pension Plan announced in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $2.2 million and $7.0 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.1 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually through 2040.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  Since such filing, other than the changes discussed in Notes 6 and 7 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

Part II.  Other Information

Item 6.  Exhibits

Exhibit Number	Description

*3.1	Amendment to the Amended and Restated Certificate of Incorporation of Silgan Holdings Inc. to permit an increase in the size of the Board of Directors for a period of time.

*+10.1	Second Amendment to the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan.

22
Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, Commission File No. 000-22117).

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

SILGAN HOLDINGS INC.

Dated: August 4, 2021	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)