Form 10-Q
period 2021-09-30
SILGAN HOLDINGS INC
filed 2021-11-04
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of October 31, 2021, the number of shares outstanding of the Registrant’s common stock was 110,410,229.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2021	Sept. 30, 2020	Dec. 31, 2020
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$270,567	$193,759	$409,481
Trade accounts receivable, net	1,033,680	865,436	619,535
Inventories	762,182	678,181	677,534
Prepaid expenses and other current assets	114,945	84,715	92,643
Total current assets	2,181,374	1,822,091	1,799,193

Property, plant and equipment, net	1,963,349	1,785,787	1,840,758
Goodwill	2,039,033	1,702,463	1,741,496
Other intangible assets, net	839,332	633,256	637,208
Other assets, net	524,752	508,982	492,931
	$7,547,840	$6,452,579	$6,511,586

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$934,246	$284,465	$28,036
Trade accounts payable	761,018	592,881	802,541
Accrued payroll and related costs	110,452	119,369	130,088
Accrued liabilities	235,372	245,626	230,955
Total current liabilities	2,041,088	1,242,341	1,191,620

Long-term debt	3,191,581	3,163,305	3,223,217
Deferred income taxes	383,154	371,966	355,995
Other liabilities	475,311	456,104	487,881

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	320,132	301,463	306,363
Retained earnings	2,622,401	2,348,728	2,395,395
Accumulated other comprehensive loss	(291,158)	(272,352)	(260,953)
Treasury stock	(1,196,420)	(1,160,727)	(1,189,683)
Total stockholders’ equity	1,456,706	1,218,863	1,252,873
	$7,547,840	$6,452,579	$6,511,586

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2021 and 2020
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020

Net sales	$1,651,070	$1,488,499	$4,237,841	$3,695,353
Cost of goods sold	1,402,836	1,230,148	3,533,257	3,027,809
Gross profit	248,234	258,351	704,584	667,544
Selling, general and administrative expenses	90,299	91,525	282,072	282,011
Rationalization charges	2,315	2,505	13,026	7,247
Other pension and postretirement income	(12,297)	(9,712)	(37,934)	(29,122)
Income before interest and income taxes	167,917	174,033	447,420	407,408
Interest and other debt expense before loss on early extinguishment of debt	27,039	27,725	79,868	77,051
Loss on early extinguishment of debt	—	—	883	1,481
Interest and other debt expense	27,039	27,725	80,751	78,532
Income before income taxes	140,878	146,308	366,669	328,876
Provision for income taxes	34,586	33,457	92,620	80,253
Net income	$106,292	$112,851	$274,049	$248,623

Earnings per share:
Basic net income per share	$0.96	$1.02	$2.48	$2.24
Diluted net income per share	$0.96	$1.01	$2.47	$2.23

Weighted average number of shares:
Basic	110,465	110,921	110,372	110,895
Effect of dilutive securities	732	691	739	565
Diluted	111,197	111,612	111,111	111,460

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2021 and 2020
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020

Net income	$106,292	$112,851	$274,049	$248,623
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	2,156	1,807	5,910	4,555
Change in fair value of derivatives	1,071	681	2,540	(1,670)
Foreign currency translation	(30,952)	22,520	(38,655)	(15,495)
Other comprehensive (loss) income	(27,725)	25,008	(30,205)	(12,610)
Comprehensive income	$78,567	$137,859	$243,844	$236,013

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2021 and 2020
(Dollars in thousands)
(Unaudited)

	2021	2020
Cash flows provided by (used in) operating activities:
Net income	$274,049	$248,623
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	185,968	163,454
Rationalization charges	13,026	7,247
Stock compensation expense	15,605	13,880
Loss on early extinguishment of debt	883	1,481
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(415,331)	(311,008)
Inventories	(78,738)	2,435
Trade accounts payable	62,303	(73,814)
Accrued liabilities	(33,488)	57,187
Other, net	(30,055)	8,981
Net cash (used in) provided by operating activities	(5,778)	118,466

Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	(718,430)	(940,875)
Capital expenditures	(172,994)	(165,163)
Other, net	2,234	999
Net cash used in investing activities	(889,190)	(1,105,039)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	1,155,199	993,406
Repayments under revolving loans	(248,310)	(748,539)
Proceeds from issuance of long-term debt	499,725	1,639,661
Repayments of long-term debt	(500,000)	(766,170)
Changes in outstanding checks - principally vendors	(84,216)	(79,006)
Dividends paid on common stock	(47,030)	(40,432)
Debt issuance costs	(4,909)	(10,265)
Repurchase of common stock	(8,573)	(13,155)
Net cash provided by financing activities	761,886	975,500

Effect of exchange rate changes on cash and cash equivalents	(5,832)	1,008

Cash and cash equivalents:
Net decrease	(138,914)	(10,065)
Balance at beginning of year	409,481	203,824
Balance at end of period	$270,567	$193,759

Interest paid, net	$79,107	$70,948
Income taxes paid, net	79,812	91,378

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three and nine months ended September 30, 2021 and 2020
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020

Common stock - shares outstanding
Balance at beginning of period	110,408	110,886	110,057	110,780
Net issuance of treasury stock for vested restricted stock units	2	—	353	365
Repurchases of common stock	—	—	—	(259)
Balance at end of period	110,410	110,886	110,410	110,886

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751	$1,751

Paid-in capital
Balance at beginning of period	314,873	296,639	306,363	289,422
Stock compensation expense	5,268	4,824	15,605	13,880
Net issuance of treasury stock for vested restricted stock units	(9)	—	(1,836)	(1,839)
Balance at end of period	320,132	301,463	320,132	301,463

Retained earnings
Balance at beginning of period	2,531,783	2,249,391	2,395,395	2,141,302
Net income	106,292	112,851	274,049	248,623
Dividends declared on common stock	(15,674)	(13,514)	(47,043)	(40,532)
Adoption of accounting standards update related to credit losses in 2020	—	—	—	(665)
Balance at end of period	2,622,401	2,348,728	2,622,401	2,348,728

Accumulated other comprehensive loss
Balance at beginning of period	(263,433)	(297,360)	(260,953)	(259,742)
Other comprehensive (loss) income	(27,725)	25,008	(30,205)	(12,610)
Balance at end of period	(291,158)	(272,352)	(291,158)	(272,352)

Treasury stock
Balance at beginning of period	(1,196,394)	(1,160,727)	(1,189,683)	(1,149,411)
Net issuance of treasury stock for vested restricted stock units	(26)	—	(6,737)	(4,382)
Repurchases of common stock	—	—	—	(6,934)
Balance at end of period	(1,196,420)	(1,160,727)	(1,196,420)	(1,160,727)
Total stockholders' equity	$1,456,706	$1,218,863	$1,456,706	$1,218,863

Dividends declared on common stock per share	$0.14	$0.12	$0.42	$0.36

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2021 and 2020 and for the
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

Goodwill and Other Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that our goodwill and other indefinite-lived intangible assets were not impaired in our annual 2021 assessment performed during the third quarter.

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
	(Dollars in thousands)
Dispensing and Specialty Closures	$533,329	$475,105	$1,588,449	$1,242,725
Metal Containers	942,125	856,660	2,120,740	1,962,370
Custom Containers	175,616	156,734	528,652	490,258
	$1,651,070	$1,488,499	$4,237,841	$3,695,353

Revenues by geography were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
	(Dollars in thousands)
North America	$1,274,025	$1,143,562	$3,140,924	$2,858,561
Europe and other	377,045	344,937	1,096,917	836,792
	$1,651,070	$1,488,499	$4,237,841	$3,695,353

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2021 and 2020 and for the
three and nine months then ended is unaudited)
Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $94.6 million, $80.2 million, and $83.0 million as of September 30, 2021 and 2020 and December 31, 2020, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheets.

Note 3.               Acquisitions

Gateway Plastics Acquisition

On September 20, 2021, we acquired Gateway Plastics LLC, or Silgan Specialty Packaging, a manufacturer and seller of dispensing closures and integrated dispensing packaging solutions, such as a combined container and closure or 100% recyclable dispensing beverage pods, to consumer goods product companies primarily for the food and beverage markets. The purchase price for this acquisition of $483.8 million, net of cash acquired, was funded with revolving loan borrowings under our amended and restated senior secured credit facility, as amended, or the Credit Agreement. The purchase price is subject to adjustments for working capital, net indebtedness and seller's transaction expenses. The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition using valuation techniques including the income, cost and market approaches, primarily using Level 3 inputs (as defined in Note 9). For this acquisition, we applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date, and we recognized goodwill of $200.7 million which is expected to be deductible for income tax purposes, a customer relationship intangible asset of $166.0 million with an estimated remaining life of 22 years and technology know-how of $3.4 million with an estimated remaining life of 5 years. The purchase price allocation is preliminary and subject to change pending a final valuation of the assets and liabilities, including property, plant and equipment and intangible assets. Silgan Specialty Packaging's results of operations were included in our Dispensing and Specialty Closures segment since the acquisition date and were not significant since such date.

Unicep Packaging Acquisition

On September 30, 2021, we acquired Unicep Packaging LLC, or Unicep, a Specialty Contract Manufacturer and Developer, or SCMD, solutions provider that develops, formulates, manufactures and sells precision dosing dispensing packaging solutions, such as diagnostic test components, oral care applications and skin care products, primarily for the health care, diagnostics, animal health, oral care and personal care markets. The purchase price for this acquisition of $236.9 million, net of cash acquired, was funded with revolving loan borrowings under the Credit Agreement. The purchase price is subject to adjustments for working capital, net indebtedness and seller's transaction expenses. The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition using valuation techniques including the income, cost and market approaches, primarily using Level 3 inputs (as defined in Note 9). For this acquisition, we applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date, and we recognized goodwill of $142.8 million which is expected to be deductible for income tax purposes, a customer relationship intangible asset of $72.0 million with an estimated remaining life of 18 years, technology know-how of $4.0 million with an estimated remaining life of 10 years and a trade name of $3.7 million with an estimated remaining life of 10 years. The purchase price allocation is preliminary and subject to change pending a final valuation of the assets and liabilities, including property, plant and equipment and intangible assets. Unicep's results of operations were included in our Dispensing and Specialty Closures segment since the acquisition date and were not significant since such date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2021 and 2020 and for the
three and nine months then ended is unaudited)
Note 4.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
	(Dollars in thousands)
Dispensing and Specialty Closures	$406	$787	$5,704	$2,229
Metal Containers	1,822	1,639	7,068	4,755
Custom Containers	87	79	254	263
	$2,315	$2,505	$13,026	$7,247

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2020	$41,005	$555	$—	$41,560
Charged to expense	7,262	1,210	4,554	13,026
Utilized and currency translation	(5,253)	(1,638)	(4,554)	(11,445)
Balance at September 30, 2021	$43,014	$127	$—	$43,141

Non-cash asset write-downs were the result of comparing the carrying value of certain production related assets to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (see Note 9 for information regarding a Level 3 fair value measurement).

Rationalization reserves as of September 30, 2021 were recorded in our Condensed Consolidated Balance Sheet as accrued liabilities of $7.1 million and other liabilities of $36.0 million. Exclusive of the footprint optimization plan for our Metal Container segment and our resulting withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, announced in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $1.2 million and $5.9 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.1 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2021 and 2020 and for the
three and nine months then ended is unaudited)
Note 5.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2020	$(168,604)	$(4,656)	$(87,693)	$(260,953)
Other comprehensive loss before reclassifications	—	1,022	(38,655)	(37,633)
Amounts reclassified from accumulated other comprehensive loss	5,910	1,518	—	7,428
Other comprehensive loss	5,910	2,540	(38,655)	(30,205)
Balance at September 30, 2021	$(162,694)	$(2,116)	$(126,348)	$(291,158)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and nine months ended September 30, 2021 were net (losses) of $(2.9) million and $(8.1) million, respectively, excluding income tax benefits of $0.8 million and $2.2 million, respectively. For the three and nine months ended September 30, 2021, these net (losses) consisted of amortization of net actuarial (losses) of $(3.3) million and $(9.3) million and amortization of net prior service credit of $0.4 million and $1.2 million, respectively. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 11 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2021 were not significant.

Other comprehensive loss before reclassifications related to foreign currency translation for the three and nine months ended September 30, 2021 consisted of (i) foreign currency (losses) related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $(40.5) million and $(63.1) million, respectively, (ii) foreign currency (losses) gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $(0.1) million and $0.8 million, respectively, and (iii) foreign currency gains related to our net investment hedges of $12.6 million and $30.9 million, respectively, excluding an income tax (provision) of $(3.0) million and $(7.3) million, respectively. See Note 9 for further discussion.

Note 6.               Inventories

Inventories consisted of the following:

	Sept. 30, 2021	Sept. 30, 2020	Dec. 31, 2020
	(Dollars in thousands)
Raw materials	$333,202	$294,896	$270,066
Work-in-process	152,429	154,157	167,100
Finished goods	370,134	370,406	335,346
Other	16,005	15,217	14,610
	871,770	834,676	787,122
Adjustment to value inventory at cost on the LIFO method	(109,588)	(156,495)	(109,588)
	$762,182	$678,181	$677,534

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2021 and 2020 and for the
three and nine months then ended is unaudited)

Note 7.               Goodwill and Other Intangibles

Changes in the carrying amount of goodwill were as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Total
	(Dollars in thousands)
Balance at December 31, 2020	$1,396,191	$117,938	$227,367	$1,741,496
Acquisitions	346,916	—	—	346,916
Currency translation	(46,610)	(2,869)	100	(49,379)
Balance at September 30, 2021	$1,696,497	$115,069	$227,467	$2,039,033

In connection with our acquisitions of Silgan Specialty Packaging and Unicep as discussed in Note 3, we recognized goodwill of $343.5 million.

The components of other intangible assets, net were as follows:

	Sept. 30, 2021		Dec. 31, 2020
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$926,566	$(163,998)	$711,065	$(147,014)
Other	81,339	(36,715)	72,689	(31,672)
	1,007,905	(200,713)	783,754	(178,686)
Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—
	$1,040,045	$(200,713)	$815,894	$(178,686)

In connection with our acquisitions of Silgan Specialty Packaging and Unicep as discussed in Note 3, we recognized intangible assets for customer relationships of $238.0 million, technology know-how of $7.4 million and a trade name of $3.7 million.

Amortization expense was $10.5 million and $31.1 million for the three and nine months ended September 30, 2021, respectively, and $10.4 million and $25.4 million for the three and nine months ended September 30, 2020, respectively. Amortization expense is expected to be $45.1 million, $52.8 million, $52.7 million, $52.7 million and $48.7 million for the years ended December 31, 2021 through 2025, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2021 and 2020 and for the
three and nine months then ended is unaudited)
Note 8.               Long-Term Debt

Long-term debt consisted of the following:

	Sept. 30, 2021	Sept. 30, 2020	Dec. 31, 2020
	(Dollars in thousands)
Bank debt
Bank revolving loans	$910,000	$246,000	$—
U.S. term loans	400,000	900,000	900,000
Other foreign bank revolving and term loans	36,003	39,825	30,407
Total bank debt	1,346,003	1,185,825	930,407
4¾% Senior Notes	300,000	300,000	300,000
3¼% Senior Notes	753,285	762,223	795,307
4⅛% Senior Notes	600,000	600,000	600,000
2¼% Senior Notes	579,450	586,325	611,775
1.4% Senior Secured Notes	500,000	—	—
Finance leases	69,061	35,035	34,480
Total debt - principal	4,147,799	3,469,408	3,271,969
Less unamortized debt issuance costs and debt discount	21,972	21,638	20,716
Total debt	4,125,827	3,447,770	3,251,253
Less current portion	934,246	284,465	28,036
	$3,191,581	$3,163,305	$3,223,217

At September 30, 2021, the current portion of long-term debt consisted of $910.0 million of bank revolving loans under the Credit Agreement, $21.6 million of other foreign bank revolving and term loans and $2.6 million of finance leases.

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2021 and 2020 and for the
three and nine months then ended is unaudited)
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
(Information at September 30, 2021 and 2020 and for the
three and nine months then ended is unaudited)
Note 9.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at September 30, 2021:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$270,567	$270,567

Liabilities:
Bank debt	$1,346,003	$1,346,003
4¾% Notes	300,000	304,140
3¼% Notes	753,285	760,291
4⅛% Notes	599,172	616,500
2¼% Notes	579,450	584,607
1.4% Notes	499,758	492,000

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at September 30, 2021 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

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
(Information at September 30, 2021 and 2020 and for the
three and nine months then ended is unaudited)
We utilize certain derivative financial instruments to manage a portion of our interest rate, foreign currency exchange rate and natural gas cost exposures. We generally limit our use of derivative financial instruments to interest rate, foreign currency exchange rate and natural gas swap agreements. We do not engage in trading or other speculative uses of these financial instruments. For a financial instrument to qualify as a hedge, we must be exposed to interest rate, foreign currency exchange rate or price risk, and the financial instrument must reduce the exposure and be designated as a hedge. Financial instruments qualifying for hedge accounting must maintain a high correlation between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The notional principal amounts outstanding under foreign currency exchange rate agreements and natural gas swap agreements were not significant as of September 30, 2021.

In addition, we also utilize certain internal hedging strategies to minimize our foreign currency exchange rate risk. Net investment hedges that qualify for hedge accounting result in the recognition of foreign currency gains or losses, net of tax, in accumulated other comprehensive loss.

Interest Rate Swap Agreements

We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations. These agreements have a fixed rate of 2.878 percent and mature on March 24, 2023. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three and nine months ended September 30, 2021. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements in effect at September 30, 2021 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize our foreign currency exchange rate risk, in addition to limited foreign currency exchange rate derivative financial instruments, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros and Canadian dollars. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼% Notes which are Euro denominated. Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2021 were $12.6 million and $30.9 million, respectively.

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
(Information at September 30, 2021 and 2020 and for the
three and nine months then ended is unaudited)
Note 11.               Retirement Benefits

The components of the net periodic pension benefit credit were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
	(Dollars in thousands)
Service cost	$3,177	$2,983	$10,754	$9,958
Interest cost	4,579	5,816	13,288	17,236
Expected return on plan assets	(19,892)	(18,104)	(59,590)	(54,091)
Amortization of prior service cost	67	43	183	154
Amortization of actuarial losses	3,464	2,993	9,518	8,862
Net periodic benefit credit	$(8,605)	$(6,269)	$(25,847)	$(17,881)

The components of the net periodic other postretirement benefit credit were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
	(Dollars in thousands)
Service cost	$25	$18	$81	$66
Interest cost	82	142	272	425
Amortization of prior service credit	(460)	(487)	(1,373)	(1,454)
Amortization of actuarial gains	(137)	(115)	(232)	(254)
Net periodic benefit credit	$(490)	$(442)	$(1,252)	$(1,217)

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

Note 13.               Treasury Stock

On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021. We did not repurchase any shares of our common stock pursuant to this authorization during the nine months ended September 30, 2021. At September 30, 2021, we had approximately $76.6 million remaining under this authorization for the repurchase of our common stock.

During the first nine months of 2021, we issued 576,232 treasury shares which had an average cost of $3.19 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 223,030 shares of our common stock at an average cost of $38.44 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method. As of September 30, 2021, 64,702,267 shares of our common stock were held in treasury.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2021 and 2020 and for the
three and nine months then ended is unaudited)
Note 14.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued options and restricted stock units to our officers, other key employees and outside directors. During the first nine months of 2021, 364,769 restricted stock units were granted to certain of our officers, other key employees and outside directors. The fair value of these restricted stock units at the grant date was $14.1 million, which is being amortized ratably over the respective vesting period from the grant date.

Note 15.             Segment Information

Reportable segment information was as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended September 30, 2021
Net sales	$533,329	$942,125	$175,616	$—	$1,651,070
Depreciation and amortization(1)	30,830	21,231	10,072	38	62,171
Rationalization charges	406	1,822	87	—	2,315
Segment income	60,090	94,271	22,704	(9,148)	167,917

Three Months Ended September 30, 2020
Net sales	$475,105	$856,660	$156,734	$—	$1,488,499
Depreciation and amortization(1)	27,777	21,008	9,207	39	58,031
Rationalization charges	787	1,639	79	—	2,505
Segment income	64,161	94,497	21,887	(6,512)	174,033

Nine Months Ended September 30, 2021
Net sales	$1,588,449	$2,120,740	$528,652	$—	$4,237,841
Depreciation and amortization(1)	88,821	63,809	29,077	119	181,826
Rationalization charges	5,704	7,068	254	—	13,026
Segment income	199,571	198,520	74,434	(25,105)	447,420

Nine Months Ended September 30, 2020
Net sales	$1,242,725	$1,962,370	$490,258	$—	$3,695,353
Depreciation and amortization(1)	69,927	62,034	28,046	120	160,127
Rationalization charges	2,229	4,755	263	—	7,247
Segment income	167,971	213,757	66,918	(41,238)	407,408
_____________

(1)Depreciation and amortization excludes amortization of debt discount and debt issuance costs of $1.4 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively and $4.1 million and $3.3 million for the nine months ended September 30, 2021 and 2020, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2021 and 2020 and for the
three and nine months then ended is unaudited)
Total segment income is reconciled to income before income taxes as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
	(Dollars in thousands)
Total segment income	$167,917	$174,033	$447,420	$407,408
Interest and other debt expense	27,039	27,725	80,751	78,532
Income before income taxes	$140,878	$146,308	$366,669	$328,876

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

Note 16.               Subsequent Event

Easytech Closures Acquisition

On October 1, 2021, we acquired Easytech Closures S.p.A., or Easytech, a manufacturer and seller of easy-open and sanitary metal ends used with metal containers primarily for food applications in Europe. The purchase price for this acquisition of $28.5 million, net of cash acquired, was funded with revolving loan borrowings under the Credit Agreement. Easytech's results of operations will be included in our Metal Container segment.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
Net sales
Dispensing and Specialty Closures	32.3%	31.9%	37.5%	33.6%
Metal Containers	57.1	57.6	50.0	53.1
Custom Containers	10.6	10.5	12.5	13.3
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	85.0	82.6	83.4	81.9
Gross profit	15.0	17.4	16.6	18.1
Selling, general and administrative expenses	5.5	6.2	6.6	7.7
Rationalization charges	0.1	0.2	0.3	0.2
Other pension and postretirement income	(0.8)	(0.7)	(0.9)	(0.8)
Income before interest and income taxes	10.2	11.7	10.6	11.0
Interest and other debt expense	1.7	1.9	1.9	2.1
Income before income taxes	8.5	9.8	8.7	8.9
Provision for income taxes	2.1	2.2	2.2	2.2
Net income	6.4%	7.6%	6.5%	6.7%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2021	Sept. 30, 2020	Sept. 30, 2021	Sept. 30, 2020
	(dollars in millions)
Net sales
Dispensing and Specialty Closures	$533.4	$475.1	$1,588.4	$1,242.7
Metal Containers	942.1	856.7	2,120.7	1,962.4
Custom Containers	175.6	156.7	528.7	490.3
Consolidated	$1,651.1	$1,488.5	$4,237.8	$3,695.4

Segment income
Dispensing and Specialty Closures (1)	$60.1	$64.2	$199.6	$168.0
Metal Containers (2)	94.3	94.5	198.5	213.8
Custom Containers (3)	22.7	21.9	74.4	66.9
Corporate (4)	(9.2)	(6.6)	(25.1)	(41.3)
Consolidated	$167.9	$174.0	$447.4	$407.4

(1) Includes rationalization charges of $0.4 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, and $5.7 million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively. Includes a charge for the write-up of inventory for purchase accounting of $0.9 million as a result of the acquisition of Silgan Specialty Packaging for the three and nine months ended September 30, 2021 and $3.5 million as a result of the acquisition of the dispensing operations of the Albéa Group for the nine months ended September 30, 2020.
(2) Includes rationalization charges of $1.8 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively, and $7.1 million and $4.7 million for the nine months ended September 30, 2021 and 2020, respectively.
(3) Includes rationalization charges of $0.1 million for each of the three months ended September 30, 2021 and 2020 and $0.2 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.
(4) Includes costs attributed to announced acquisitions of $4.1 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and $4.1 million and $19.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Overview.  Consolidated net sales were $1.65 billion in the third quarter of 2021, a 10.9 percent increase as compared to the third quarter of 2020 primarily due to the pass through of higher raw material and other manufacturing costs, higher unit volumes in the Dispensing and Specialty Closures and Metal Container segments, a more favorable mix of products sold in the Custom Container segment and the impact of favorable foreign currency translation, partially offset by lower volumes in the Custom Container segment and a less favorable mix of products sold in the Dispensing and Specialty Closures and Metal Container segments. Income before interest and income taxes for the third quarter of 2021 was $167.9 million, a $6.1 million decrease as compared to the same period in 2020, primarily due to the unfavorable impact in the current year period from the delayed pass through of significantly higher resin costs, a less favorable mix of products sold, higher costs as a result of labor and supply chain challenges in the Dispensing and Specialty Closures and Metal Container segments, lower volumes in the Custom Container segment, higher costs attributed to announced acquisitions and the negative impact in the current year period of a charge from the write-up of inventory for purchase accounting related to the acquisition of Silgan Specialty Packaging, partially offset by higher unit volumes in the Dispensing and Specialty Closures and Metal Container segments, strong operating performance and cost control in the Custom Container segment, the pass through of other cost increases and productivity improvements in the Dispensing and Specialty Closures segment and higher pension income. Results for the third quarters of 2021 and 2020 included rationalization charges of $2.3 million and $2.5 million, respectively. Results for the third quarters of 2021 and 2020 also included costs attributable to announced acquisitions of $4.1 million and $0.7 million, respectively. Net income for the third quarter of 2021 was $106.3 million as compared to $112.9 million for the same period in 2020. Net income per diluted share for the third quarter of 2021 was $0.96 as compared to $1.01 for the same period in 2020.

Net Sales.  The $162.6 million increase in consolidated net sales in the third quarter of 2021 as compared to the third quarter of 2020 was the result of higher net sales across all the segments.

Net sales for the Dispensing and Specialty Closures segment increased $58.3 million, or 12.3 percent, in the third quarter of 2021 as compared to the same period in 2020. This increase was primarily the result of the pass through of higher raw material and other manufacturing costs, higher unit volumes of approximately two percent and the impact of favorable foreign currency translation of approximately $4 million, partially offset by a less favorable mix of products sold. The increase in unit volumes was principally the result of higher volumes for the beauty, fragrance, beverage and food markets as well as the inclusion of the recently acquired Silgan Specialty Packaging, partially offset by a decrease in volumes for hygiene and home cleaning products largely due to the ongoing inventory management throughout the supply chain for those products which surged in 2020 during the pandemic.

Net sales for the Metal Container segment increased $85.4 million, or 10.0 percent, in the third quarter of 2021 as compared to the same period in 2020. This increase was primarily the result of the pass through of higher raw material and other manufacturing costs, higher unit volumes of approximately six percent, partially offset by a higher percentage of smaller cans sold. The increase in unit volumes was primarily due to higher volumes for pet food and seasonal vegetable markets.

Net sales for the Custom Container segment increased $18.9 million, or 12.1 percent, in the third quarter of 2021 as compared to the same period in 2020. This increase was principally due to the pass through of significantly higher raw material costs, a more favorable mix of products sold and the impact of favorable foreign currency translation of approximately $2 million, partially offset by lower volumes of approximately fourteen percent as compared to record pandemic driven volumes in the prior year period. The decline in volumes was due primarily to a decrease in certain consumer health and personal and home care products, partially offset by growth in pet food products.

Gross Profit.  Gross profit margin decreased 2.4 percentage points to 15.0 percent in the third quarter of 2021 as compared to the same period in 2020 for the reasons discussed below in "Income before Interest and Income Taxes."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 5.5 percent in the third quarter of 2021 as compared to 6.2 percent in the same period in 2020. Selling, general and administrative expenses decreased $1.2 million to $90.3 million for the third quarter of 2021 as compared to $91.5 million for the same period in 2020.

Income before Interest and Income Taxes.  Income before interest and income taxes for the third quarter of 2021 decreased by $6.1 million as compared to the third quarter of 2020, and margins decreased to 10.2 percent from 11.7 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of higher costs attributed to announced acquisitions and lower income in the Dispensing and Specialty Closures segment, partially offset by higher income in the Custom Container segment.

Segment income of the Dispensing and Specialty Closures segment for the third quarter of 2021 decreased $4.1 million as compared to the same period in 2020, and segment income margin decreased to 11.3 percent from 13.5 percent over the same periods due primarily to the unfavorable impact in the current year period from the delayed pass through of significantly higher resin costs, a less favorable mix of products sold, higher costs associated with labor and supply chain challenges and the negative impact of a $0.9 million charge from the write-up of inventory for purchase accounting in 2021 related to the acquisition of Silgan Specialty Packaging, partially offset by the pass through of other cost increases, plant productivity improvements and higher unit volumes.

Segment income of the Metal Container segment for the third quarter of 2021 decreased $0.2 million as compared to the same period in 2020, and segment income margin decreased to 10.0 percent from 11.0 percent over the same periods. The decrease in segment income was primarily attributable to operational inefficiencies and higher costs as a result of labor and supply chain challenges and the mix effect of smaller cans sold, mostly offset by higher unit volumes and higher pension income. Rationalization charges were $1.8 million and $1.6 million in the third quarters of 2021 and 2020, respectively.

Segment income of the Custom Container segment for the third quarter of 2021 increased $0.8 million as compared to the same period in 2020, while segment income margin decreased to 12.9 percent from 14.0 percent over the same periods. The increase in segment income was primarily attributable to strong operating performance and cost control, partially offset by lower volumes as compared to record pandemic driven volumes in the prior year period and a less favorable mix of products sold.

Interest and Other Debt Expense. Interest and other debt expense for the third quarter of 2021 decreased $0.7 million to $27.0 million as compared to $27.7 million in the same period in 2020. This decrease was primarily due to lower weighted average interest rates during the current quarter due to lower variable market rates.

Provision for Income Taxes. The effective tax rates were 24.6 percent and 22.9 percent for the third quarters of 2021 and 2020, respectively. The effective tax rate in the third quarter of 2020 was favorably impacted by an audit period expiration.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

Overview.  Consolidated net sales were $4.24 billion in the first nine months of 2021, a 14.7 percent increase as compared to the first nine months of 2020 primarily as a result of higher unit volumes in the Dispensing and Specialty Closures and Metal Container segments, the pass through of higher raw material and other manufacturing costs, the impact of favorable foreign currency translation and a more favorable mix of products sold in the Custom Container segment, partially offset by lower volumes in the Custom Container segment and a higher percentage of smaller cans sold in the Metal Container segment. Income before interest and income taxes for the first nine months of 2021 increased by $40.0 million as compared to the same period in 2020 primarily due to higher unit volumes in the Dispensing and Specialty Closures and Metal Container segments, strong operating performance in all of the segments, lower corporate expenses, higher pension income, a more favorable mix of products sold in the Custom Container segment, the negative impact in the prior year period of a charge for the purchase accounting write-up of acquired inventory of the dispensing operations of the Albéa Group, or the Albéa Dispensing Business, and the inclusion in the prior year period of a charge in the Custom Container segment for a non-commercial legal dispute relating to prior periods. These increases were partially offset by the unfavorable impact in the current year period from the delayed pass through of significantly higher resin costs, higher operating costs largely as a result of labor and supply chain challenges, lower volumes in the Custom Container segment, higher rationalization charges, a higher percentage of smaller cans sold in the Metal Container segment, foreign currency transaction losses and the negative impact of a charge for the purchase accounting write-up of inventory related to the acquisition of Silgan Specialty Packaging. Results for the first nine months of 2021 and 2020 included rationalization charges of $13.0 million and $7.2 million and a loss on early extinguishment of debt of $0.9 million and $1.5 million, respectively. Results for the first nine months of 2021 and 2020 also included costs attributed to acquisitions of $4.1 million and $19.0 million, respectively. Net income for the first nine months of 2021 was $274.0 million as compared to $248.6 million for the same period in 2020. Net income per diluted share for the first nine months of 2021 was $2.47 as compared to $2.23 for the same period in 2020.

Net Sales.  The $542.4 million increase in consolidated net sales in the first nine months of 2021 as compared to the first nine months of 2020 was the result of higher net sales across all the segments.

Net sales for the Dispensing and Specialty Closures segment increased $345.7 million, or 27.8 percent, in the first nine months of 2021 as compared to the same period in 2020. This increase was primarily the result of higher unit volumes of approximately six percent, the pass through of higher raw material and other manufacturing costs and the impact of favorable foreign currency translation of approximately $31 million. The increase in unit volumes was principally the result of the inclusion of volumes from the Albéa Dispensing Business which was acquired in June 2020 and strong volumes for beverage, beauty and fragrance products.

Net sales for the Metal Container segment increased $158.3 million, or 8.1 percent, in the first nine months of 2021 as compared to the same period in 2020. This increase was primarily the result of the pass through of higher raw material and other manufacturing costs, higher unit volumes of approximately four percent and the impact of favorable foreign currency translation of approximately $12 million, partially offset by a higher percentage of smaller cans sold. The increase in unit volumes was primarily due to the continued high consumer demand levels for food cans, partially offset by the negative impact on volume of production shortfalls caused by raw material and labor supply challenges across the supply chain.

Net sales for the Custom Container segment increased $38.4 million, or 7.8 percent, in the first nine months of 2021 as compared to the same period in 2020. This increase was primarily due to the pass through of higher raw material costs, a more favorable mix of products sold and the impact of favorable foreign currency translation of approximately $7 million, partially offset by lower volumes of approximately nine percent. The decrease in volumes was due primarily to a decrease in certain consumer health and personal and home care products largely due to the prior year initial pantry filling in response to the emerging pandemic, partially offset by growth in pet food products.

Gross Profit.  Gross profit margin decreased 1.5 percentage points to 16.6 percent in the first nine months of 2021 as compared to the same period in 2020 for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 6.6 percent for the first nine months of 2021 as compared to 7.7 percent in the same period in 2020. Selling, general and administrative expenses were $282.1 million for the first nine months of 2021 as compared to $282.0 million for the same period in 2020. The inclusion of selling, general and administrative expenses from the Albéa Dispensing Business which was acquired in June 2020 and costs attributed to announced acquisitions of $4.1 million in the current year period were mostly offset by the inclusion in the prior year period of costs attributed to announced acquisitions of $19.0 million, one-time plant employee incentive payments and a charge of $2.8 million in the Custom Container segment for a non-commercial legal dispute relating to prior periods.

Income before Interest and Income Taxes.  Income before interest and income taxes for the first nine months of 2021 increased by $40.0 million as compared to the first nine months of 2020, while margins decreased to 10.6 percent from 11.0 percent over the same periods. The increase in income before interest and income taxes was primarily due to higher income in the Dispensing and Specialty Closures and Custom Container segments and lower corporate expenses primarily as a result of higher costs attributed to announced acquisitions in the prior year period, partially offset by lower income in the Metal Container segment and higher rationalization charges. Rationalization charges were $13.0 million and $7.2 million for the first nine months of 2021 and 2020, respectively.

Segment income of the Dispensing and Specialty Closures segment for the first nine months of 2021 increased $31.6 million, as compared to the same period in 2020, while segment income margin decreased to 12.6 percent from 13.5 percent over the same periods. The increase in segment income was primarily due to higher unit volumes, strong operating performance, the pass through of other cost increases and the inclusion in the prior year period of a $3.5 million charge for the purchase accounting write-up of inventory of the Albéa Dispensing Business. These increases were partially offset by the unfavorable impact in the current year period from the delayed pass through of significantly higher resin costs, higher costs associated with labor and supply chain challenges, higher rationalization charges, foreign currency transaction losses and a $0.9 million charge in the current year period related to the acquisition of Silgan Specialty Packaging. Rationalization charges were $5.7 million and $2.2 million in the first nine months of 2021 and 2020, respectively.

Segment income of the Metal Container segment for the first nine months of 2021 decreased $15.3 million as compared to the same period in 2020, and segment income margin decreased to 9.4 percent from 10.9 percent over the same periods. The decrease in segment income was primarily attributable to higher production costs, less efficient manufacturing processes and lower production levels largely as a result of labor and supply chain challenges, a higher percentage of smaller cans sold and higher rationalization charges, partially offset by higher unit volumes and higher pension income. Rationalization charges were $7.1 million and $4.7 million in the first nine months of 2021 and 2020, respectively.

Segment income of the Custom Container segment for the first nine months of 2021 increased $7.5 million as compared to the same period in 2020, and segment income margin increased to 14.1 percent from 13.6 percent over the same periods. The increase in segment income was primarily attributable to strong operating performance and cost control, a more favorable mix of products sold and the inclusion in the prior year period of a $2.8 million charge for a non-commercial legal dispute relating to prior periods, partially offset by lower volumes and the delayed pass through of higher resin costs.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first nine months of 2021 increased $2.8 million to $79.9 million as compared to $77.1 million in the same period in 2020 principally due to higher weighted average outstanding borrowings primarily related to the acquisition of the Albéa Dispensing Business in June 2020, partially offset by lower weighted average interest rates due to lower variable market rates. In February 2021, we issued the 1.4% Notes and utilized the proceeds therefrom to prepay outstanding term loans under the Credit Agreement. In conjunction with this prepayment, we recognized a loss on early extinguishment of debt of $0.9 million in the first quarter of 2021. In the first nine months of 2020, we recognized a loss on early extinguishment of debt of $1.5 million in conjunction with the prepayment of term loans under the Credit Agreement.

Provision for Income Taxes. The effective tax rates were 25.3 percent and 24.4 percent for the first nine months of 2021 and 2020, respectively. The effective tax rate for the first nine months of 2020 was favorably impacted by an audit period expiration.

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

We acquired Silgan Specialty Packaging and Unicep in September 2021 and Easytech on October 1, 2021. We funded the purchase price for each of these acquisitions with revolving loan borrowings under the Credit Agreement. You should also read Notes 3, 8 and 16 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021 included elsewhere in this Quarterly Report.

For the nine months ended September 30, 2021, we used proceeds from the net borrowings of revolving loans of $906.9 million, the issuance of the 1.4% Notes of $499.7 million and cash and cash equivalents of $138.9 million to fund acquisitions for $718.4 million, repayments of long-term debt of $500.0 million, net capital expenditures and other investing activities of $170.8 million, decreases in outstanding checks of $84.2 million, dividends paid on our common stock of $47.0 million, repurchases of our common stock of $8.6 million under our stock-based compensation plan, cash used in operations of $5.8 million, debt issuance costs of $4.9 million and the negative effect of exchange rate changes on cash and cash equivalents of $5.8 million.

For the nine months ended September 30, 2020, we used net proceeds from the issuance of the 2¼% Notes and the additional 4⅛% Notes and from incremental term loans borrowed under the Credit Agreement of $1,639.7 million, net borrowings of revolving loans of $244.9 million, cash provided by operations of $118.5 million and cash and cash equivalents of $10.0 million (excluding the positive effect of exchange rate changes of $1.0 million) to fund the purchases of the Albéa Dispensing Business and Cobra Plastics for $940.9 million, repayments of long-term debt of $766.2 million, net capital expenditures and other investing activities of $164.2 million, decreases in outstanding checks of $79.0 million, dividends paid on our common stock of $40.4 million, repurchases of our common stock of $13.1 million and debt issuance costs of $10.3 million.

At September 30, 2021, we had $910.0 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at September 30, 2021 was $258.9 million and Cdn $15.0 million.

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

The following summarized financial information relates to the Obligor Group as of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in subsidiaries of Silgan that are not part of the Obligor Group of $2.18 billion and $1.46 billion as of September 30, 2021 and December 31, 2020, respectively, are not included in noncurrent assets in the table below.

	Sept. 30, 2021	Dec. 31, 2020
	(Dollars in millions)

Current assets	$1,338.0	$1,104.1
Noncurrent assets	3,346.1	3,324.0
Current liabilities	1,699.4	891.1
Noncurrent liabilities	3,707.6	3,744.6

At September 30, 2021 and December 31, 2020, the Obligor Group held current receivables due from other subsidiary companies of $38.0 million and $54.8 million, respectively; long-term notes receivable due from other subsidiary companies of $815.5 million and $818.9 million, respectively; and current payables due to other subsidiary companies of $6.8 million and $13.4 million, respectively.

Nine months ended Sept. 30, 2021
(Dollars in millions)

Net sales	$3,123.8
Gross profit	449.4
Net income	208.1

For the nine months ended September 30, 2021, net income in the table above excludes income from equity method investments of other subsidiary companies of $65.9 million. For the nine months ended September 30, 2021, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $30.0 million; net credits from such other subsidiary companies of $21.4 million; and net interest income from such other subsidiary companies of $15.0 million. For the nine months ended September 30, 2021, the Obligor Group received dividends from other subsidiary companies of $16.0 million.

Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $6.9 million and $7.7 million for the nine months ended September 30, 2021 and 2020, respectively. Exclusive of the footprint optimization plan for our Metal Container segment and our resulting withdrawal from the Central States Pension Plan announced in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $1.2 million and $5.9 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.1 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually through 2040.
You should also read Note 4 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  Since such filing, other than the changes discussed in Notes 8 and 9 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

We acquired Silgan Specialty Packaging and Unicep in September 2021. You should read Note 3 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021 included elsewhere in this Quarterly Report for further information. We are currently in the process of integrating the internal controls and procedures of both acquired entities into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of Silgan Specialty Packaging and Unicep in our annual assessment of the effectiveness of our internal control over financial reporting for our 2022 fiscal year.

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

SILGAN HOLDINGS INC.

Dated: November 4, 2021	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)