Form 10-K
period 2021-12-31
SILGAN HOLDINGS INC
filed 2022-02-24
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3.47 billion. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 1, 2022, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 110,410,229.
Documents Incorporated by Reference:
Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for its Annual Meeting of Stockholders to be held in 2022 are incorporated by reference in Part III of this Annual Report on Form 10-K.

-i-

PART I
ITEM 1. BUSINESS.
GENERAL
We are a leading manufacturer of sustainable rigid packaging solutions for consumer goods products. We had consolidated net sales of approximately $5.7 billion in 2021. Our products are used for a wide variety of end markets and we operate 113 manufacturing plants in North America, Europe, Asia and South America. Our products include:
•dispensing and specialty closures for food, beverage, health care, garden, home, personal care, fragrance and beauty products;
•steel and aluminum containers for human and pet food and general line products; and
•custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products.
We are a leading worldwide manufacturer of dispensing and specialty closures for food, beverage, health care, garden, home, personal care, fragrance and beauty products. Our leadership position in dispensing and specialty closures is a result of our ability to provide customers with high levels of quality, service and technological support. Our dispensing and specialty closures business provides customers with an extensive variety of innovative dispensing systems and proprietary specialty closures solutions that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our product offering. We have 46 dispensing and specialty closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 100 countries throughout the world. In addition, we license our technology to four other manufacturers for various international markets that we do not serve directly. For 2021, our dispensing and specialty closures business had net sales of $2.16 billion (approximately 38.0 percent of our consolidated net sales) and segment income of $262.1 million (approximately 43.1 percent of our consolidated income before interest and income taxes excluding corporate expense).
We are also a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2021 of slightly more than half of the market. Our leadership in these markets is driven by our high levels of quality, service and technological support, our low cost producer position, our strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We have 44 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. Additionally, we believe that we have the most comprehensive equipment capabilities in the industry. For 2021, our metal containers business had net sales of $2.81 billion (approximately 49.5 percent of our consolidated net sales) and segment income of $253.7 million (approximately 41.7 percent of our consolidated income before interest and income taxes excluding corporate expense).
Additionally, we are a leading manufacturer of custom containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets. Our success with custom containers is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence with 23 manufacturing facilities in the United States and Canada. We produce custom containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2021, our custom containers business had net sales of $708.6 million (approximately 12.5 percent of our consolidated net sales) and segment income of $92.4 million (approximately 15.2 percent of our consolidated income before interest and income taxes excluding corporate expense).
Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2022 approximately 90 percent of our projected metal container sales and a majority of our projected dispensing and specialty closures and custom container sales will be under multi-year customer supply arrangements.

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
OUR HISTORY
We are a Delaware corporation. We were founded in 1987 by R. Philip Silver and D. Greg Horrigan, two of the members of our Board of Directors. Since our inception, we have acquired forty businesses. Through acquisitions and organic growth, we have become a leading worldwide manufacturer of dispensing and specialty closures for food, beverage, health care, garden, home, personal care, fragrance and beauty products, with net sales of $2.16 billion in 2021, representing a compounded annual growth rate of approximately 13.9 percent since our acquisition of the White Cap closures operations in the United States in 2003. As a result of the benefits of acquisitions and organic growth, we have become a leading manufacturer of metal containers in North America and Europe, with net sales of $2.81 billion in 2021, representing a compounded annual growth rate of approximately 7.3 percent since 1987, and have increased our overall share of the metal food container market in the United States from approximately ten percent in 1987 to slightly more than half of the market in 2021. We have also grown our market position in the custom container business since 1987, with net sales increasing to $708.6 million in 2021, representing a compounded annual growth rate of approximately 6.3 percent over that period. The following chart shows our acquisitions since our inception:

Acquired Business	Year	Products
Nestlé Food Company’s metal container manufacturing division	1987	Metal food containers
Monsanto Company’s custom container business	1987	Custom containers
Fort Madison Can Company of The Dial Corporation	1988	Metal food containers
Seaboard Carton Division of Nestlé Food Company	1988	Paperboard containers
Aim Packaging, Inc.	1989	Custom containers
Fortune Plastics Inc.	1989	Custom containers
Express Plastic Containers Limited	1989	Custom containers
Amoco Container Company	1989	Custom containers
Del Monte Corporation’s U.S. can manufacturing operations	1993	Metal food containers
Food Metal and Specialty business of American National Can Company	1995	Metal food containers and metal closures
Finger Lakes Packaging Company, Inc., a subsidiary of Birds Eye Foods, Inc.	1996	Metal food containers
Alcoa Inc.’s North American aluminum roll-on closures business	1997	Aluminum roll-on closures
Rexam PLC’s North American custom container business	1997	Custom containers and plastic closures
Winn Packaging Co.	1998	Custom containers
Campbell Soup Company’s steel container manufacturing business	1998	Metal food containers
Clearplass Containers, Inc.	1998	Custom containers
RXI Holdings, Inc.	2000	Custom containers and plastic closures, caps, sifters and fitments
Thatcher Tubes LLC	2003	Custom containers
Amcor White Cap, LLC	2003	Metal, composite and plastic closures
Pacific Coast Producers’ can manufacturing operations	2003	Metal food containers

Acquired Business	Year	Products
Amcor White Cap (Europe, Asia and South America)	2006 - 2008	Metal, composite and plastic closures
Cousins-Currie Limited	2006	Custom containers
Grup Vemsa 1857, S.L.’s metal closures operations in Spain and China	2008	Metal closures
IPEC Global, Inc. and its subsidiaries	2010	Plastic closures
Vogel & Noot Holding AG’s metal container operations	2011	Metal containers
DGS S.A.’s twist-off metal closures operations	2011	Metal closures
Nestlé Purina PetCare’s metal container manufacturing operations	2011	Metal containers
Öntaş Öner Teneke Ambalaj Sanayi ve Ticaret A.S.	2012	Metal containers and metal closures
Rexam High Barrier Food Containers, Inc., Rexam PLC’s thermoformed food container operations	2012	Thermoformed food containers
Amcor Packaging (Australia) Pty Ltd's metal closures operations in Australia	2013	Metal closures
Portola Packaging, Inc. and its subsidiaries	2013	Plastic closures
Tecnocap S.p.A.'s and Tecnocap LLC's metal closures operations in the U.S.	2013	Metal closures
Van Can Company's metal container manufacturing assets	2014	Metal containers
Injected Plastics Co.'s plastic closures operations	2015	Plastic closures
WestRock Company's dispensing and specialty closures business	2017	Dispensing and specialty closures
Cobra Plastics, Inc.	2020	Plastic and specialty closures
Albéa Group's dispensing operations	2020	Dispensing systems and specialty closures
Gateway Plastics LLC	2021	Dispensing systems and specialty closures
Unicep Packaging LLC	2021	Precision dosing dispensing systems
Easytech Closures S.p.A.	2021	Easy-open and sanitary metal ends
On September 20, 2021, we acquired Gateway Plastics LLC, or Silgan Specialty Packaging, a manufacturer of dispensing closures and integrated dispensing packaging solutions, such as a combined container and closure or 100% recyclable dispensing beverage pods, for consumer goods products primarily for the food and beverage markets.
On September 30, 2021, we acquired Unicep Packaging LLC, or Unicep, a Specialty Contract Manufacturer and Developer, or SCMD, solutions provider that develops, formulates, manufactures and sells precision dosing dispensing solutions, such as diagnostic test components, oral care applications and skin care products, primarily for the health care, diagnostics, animal health, oral care and personal care markets.
On October 1, 2021, we acquired Easytech Closures S.p.A., or Easytech, a manufacturer of easy-open and sanitary metal ends used with metal containers primarily for food applications in Europe.

OUR STRATEGY
We intend to enhance our position as a leading manufacturer of consumer goods packaging products by continuing to aggressively pursue a strategy designed to achieve future growth and increase shareholder value by focusing on the following key elements:
SUPPLY “BEST VALUE” PACKAGING PRODUCTS WITH HIGH LEVELS OF QUALITY, SERVICE AND TECHNOLOGICAL SUPPORT
Since our inception, we have been, and intend to continue to be, devoted to consistently supplying our sustainable rigid packaging products with the combination of quality, price and service that our customers consider to be “best value.” In our dispensing and specialty closures business, we emphasize high levels of quality, service and technological support. We believe our dispensing and specialty closures business is the premier innovative dispensing and specialty closures solutions provider to the food, beverage, health care, garden, home, personal care, fragrance and beauty industries. We manufacture throughout the world a wide range of highly engineered dispensing systems for health care, garden, home, personal care, fragrance, beauty and food products. We also offer customers an extensive variety of metal and plastic specialty closures for food and beverage products, as well as proprietary equipment solutions such as cap feeders, cappers and detection systems, to ensure high quality package safety. In our metal containers business, we focus on providing high quality and high levels of service and utilizing our low cost producer position to supply our customers with metal containers, which are infinitely recyclable and one of the most recycled packages in the world. We have made and are continuing to make significant capital investments to enhance the competitive advantages of metal containers and to offer our customers value-added features such as our family of Quick Top® easy-open ends for our metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In our custom containers business, we provide high levels of quality and service and focus on value-added, custom designed containers to meet changing product and packaging demands of our customers. We believe that we are one of the few businesses that can custom design, manufacture and decorate a wide variety of custom containers, providing the customer with the ability to satisfy more of its packaging needs for custom containers through one supplier. We will continue to supply customized products that can be delivered quickly to our customers with superior levels of design, development and technological support. We also have made and continue to make strategic investments to enhance the competitive position of our custom containers business.
MAINTAIN LOW COST PRODUCER POSITION
We will continue pursuing opportunities to strengthen our low cost position in our businesses by:
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
Through our dispensing and specialty closures facilities, we manufacture an extensive variety of highly engineered dispensing systems and metal and plastic specialty closures for the food, beverage, health care, garden, home, personal care, fragrance and beauty industries throughout the world utilizing state-of-the-art technology and equipment, and we also provide customers for our specialty closures with state-of-the-art capping/sealing equipment and detection systems. Through our metal container facilities, we believe that we provide the most comprehensive manufacturing capabilities in the industry. Through our custom container facilities, we have the capacity to manufacture customized products across the entire spectrum of resin materials, decorating techniques and molding processes required by our customers. We intend to leverage our manufacturing, design and engineering capabilities to continue to create cost-effective manufacturing systems that will drive our improvements in product quality, operating efficiency and customer support.
In 2019, we initiated a multi-year footprint optimization plan in our metal containers business in the United States to reduce capacity and continue to drive cost reductions, under which we shut down two metal container manufacturing facilities in the fourth quarter of 2019. We delayed further implementation of this footprint optimization plan in 2020 and 2021 due to a strong increase in demand for our products and may make changes to this footprint optimization plan based on further demand changes for our products.

MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE
Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a long period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In August 2019, we redeemed all $300.0 million aggregate principal amount of our outstanding 5½% Senior Notes due 2022, or the 5½% Notes, with revolving loan borrowings under our senior secured credit facility, as amended, or our Credit Agreement, and cash on hand. In November 2019, we issued $400.0 million aggregate principal amount of our 4⅛% Senior Notes due 2028, or the 4⅛% Notes, and used the net proceeds therefrom to repay outstanding revolving loans under our Credit Agreement at that time, including revolving loans used to redeem the 5½% Notes. In February 2020, we issued an additional $200.0 million of the 4⅛% Notes and €500.0 million of our 2¼% Senior Notes due 2028, or the 2¼% Notes. We used the net proceeds of these issuances and revolving loan borrowings under our Credit Agreement to prepay all of our outstanding U.S. dollar term loans under our Credit Agreement at that time. In June 2020, we funded the purchase price for the dispensing operations of the Albéa Group, or the Albéa Dispensing Business, with $900.0 million of incremental term loans under our Credit Agreement. In February 2021, we amended our Credit Agreement to provide us with additional flexibility to, among other things, issue new senior secured notes, and we issued $500.0 million aggregate principal amount of our 1.4% Senior Secured Notes due 2026, or the 1.4% Notes, and used the proceeds therefrom to prepay $500.0 million of our outstanding term loans under our Credit Agreement. In September and October 2021, we funded the purchase price for each of Silgan Specialty Packaging, Unicep and Easytech with revolving loan borrowings under our Credit Agreement. In November 2021, we further amended our Credit Agreement to extend maturity dates by more than three years, increase our revolving loan facility from $1.2 billion to $1.5 billion, borrow $1.0 billion in new term loans to refinance outstanding term and revolving loans under our Credit Agreement that were used to fund the three recent acquisitions completed in 2021 and the acquisition of the Albéa Dispensing Business in 2020, and provide us with additional flexibility with regard to our strategic initiatives. You should also read Notes 3, 9 and 18 to our Consolidated Financial Statements for the year ended December 31, 2021 included elsewhere in this Annual Report.

EXPAND THROUGH ACQUISITIONS AND INTERNAL GROWTH
We intend to continue to increase our market share in our current markets and related markets through acquisitions and internal growth. We use a disciplined approach to make acquisitions and investments that generate attractive cash returns. As a result, we expect to continue to expand and diversify our customer base, geographic presence and product lines. This strategy has enabled us to increase our net sales and income before interest and income taxes since our founding.
With our acquisitions of our dispensing and specialty closures operations in North America, Europe, Asia and South America as well as organic growth, we established ourselves as a leading worldwide manufacturer of dispensing systems and specialty closures for food, beverage, health care, garden, home, personal care, fragrance and beauty products. In 2017, we broadened our closures portfolio to include dispensing systems with our acquisition of the dispensing systems operations of WestRock Company, now operating under the name Silgan Dispensing Systems, or SDS, and we further expanded our dispensing systems operations with our acquisitions of the Albéa Dispensing Business in 2020 and Silgan Specialty Packaging and Unicep in 2021. Since 2003, following our acquisition of the White Cap closures operations in the United States, net sales of our dispensing and specialty closures business have increased to $2.16 billion in 2021 as a result of acquisitions and internal growth, representing a compounded annual growth rate of approximately 13.9 percent over that period. We may pursue further consolidation opportunities in the dispensing and specialty closures markets, including in dispensing systems, or in adjacent markets, such as our acquisitions of Silgan Specialty Packaging and Unicep. Additionally, we expect to continue to generate internal growth in our dispensing and specialty closures business, particularly in dispensing systems. In making investments to pursue internal growth, we use a disciplined approach to generate attractive cash returns.
We are a leading manufacturer of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past 35 years, the metal food container market in North America has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé Food Company, or Nestlé, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, Campbell Soup Company, or Campbell, Pacific Coast Producers, or Pacific Coast, and Nestlé Purina PetCare's steel container self-manufacturing assets, or Purina Steel Can, reflect this trend. We estimate that approximately nine percent of the market for metal food containers in the United States is still served by self-manufacturers.
We have expanded our metal containers business and increased our market share of metal containers primarily through acquisitions and growth with existing customers with net sales increasing to $2.81 billion in 2021, representing a compounded annual growth rate of approximately 7.3 percent since 1987. We have also made, and are continuing to make, significant capital investments in our metal containers business to enhance our business and the competitive advantages of metal packaging for food and to offer our customers value-added features, such as our family of Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers. In 2021, approximately 70 percent of our metal food containers sold had an easy-open end.
We have grown our market position for our custom containers business since 1987, with net sales increasing to $708.6 million in 2021, representing a compounded annual growth rate of approximately 6.3 percent over that period. We achieved this improvement primarily through strategic acquisitions as well as through internal growth. The custom containers segment of the consumer goods packaging industry continues to be highly fragmented, and we intend to pursue further consolidation opportunities in this market. We also expect to continue to generate internal growth in our custom containers business. As with acquisitions, we use a disciplined approach to pursue internal growth to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical markets.
ENHANCE PROFITABILITY THROUGH PRODUCTIVITY IMPROVEMENTS AND COST REDUCTIONS
We intend to continue to enhance profitability through investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions, and the optimization of our manufacturing facilities footprints. The additional sales and production capacity provided through acquisitions and investments have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. From 2016, we have closed two dispensing and specialty closures manufacturing facilities, six metal containers manufacturing facilities and two custom containers manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand.
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
In 2019, we initiated a multi-year footprint optimization plan in our metal containers business in the United States to reduce capacity and continue to drive cost reductions, under which we shut down two metal container manufacturing facilities in the fourth quarter of 2019. We delayed further implementation of this footprint optimization plan in 2020 and 2021 due to a strong increase in demand for our products and may make changes to this footprint optimization plan based on further demand changes for our products.

BUSINESS SEGMENTS
We are a holding company that conducts our business through various operating subsidiaries. We operate three businesses: our dispensing and specialty closures business; our metal containers business; and our custom containers business.
DISPENSING AND SPECIALTY CLOSURES—38.0 PERCENT OF OUR CONSOLIDATED NET SALES IN 2021
We are a leading worldwide manufacturer of dispensing and specialty closures for food, beverage, health care, garden, home, personal care, fragrance and beauty products. Our dispensing and specialty closures business provides customers with an extensive variety of innovative dispensing system solutions, including integrated dispensing packaging solutions, and proprietary metal and plastic specialty closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our specialty closures product offering. We have 46 dispensing and specialty closures manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 100 countries throughout the world. In addition, we license our technology to four other manufacturers for various markets that we do not serve directly. For 2021, our dispensing and specialty closures business had net sales of $2.16 billion (approximately 38.0 percent of our consolidated net sales) and segment income of $262.1 million (approximately 43.1 percent of our consolidated income before interest and income taxes excluding corporate expense). Since 2003, following our acquisition of the White Cap closures operations in the United States, we have grown our dispensing and specialty closures business through acquisitions and organic growth, with net sales increasing at a compounded annual growth rate of approximately 13.9 percent.
With our acquisition in 2017 of SDS, we broadened our closures portfolio to include dispensing systems for health care, garden, home, personal care, fragrance, beauty and food products, such as health care nasal spray and topical applications, lawn and garden products, hard surface cleaning products, professional cleaning products, air and fabric care products, perfume and other fragrance products, skin care products, lotions, cosmetics, soaps, hair care products and other bath and body products and condiments. With our acquisition in 2020 of the Albéa Dispensing Business, we expanded our dispensing systems portfolio, including for highly engineered pumps, sprayers and foam dispensing solutions for the beauty, fragrance and personal care markets. With our acquisition in 2021 of Silgan Specialty Packaging, we further grew our dispensing systems portfolio with integrated dispensing packaging solutions offerings. Our acquisition in 2021 of Unicep complemented our global dispensing and specialty closures business by expanding and extending our precision dosing capabilities and comprehensive product offering into new and existing markets and broadened our exposure to health care and Point-of-Care diagnostics markets. We also manufacture metal and plastic specialty closures, many of which maintain a vacuum, for food and beverage products, such as ready-to-drink teas, sports drinks, dairy products, tomato sauce, salsa, pickles, baby food, juice drinks, ketchup, preserves, soup, cooking sauces, gravies, fruits, vegetables and infant formula products. We provide customers for our specialty closures with custom formulations of sealing/lining materials, designed either to minimize removal torques and enhance openability of our closures or to maintain sealability of our closures, in each case to meet the unique needs of our customers while also meeting applicable regulatory requirements. We offer our customers an extensive range of decorating options for our dispensing and specialty closures for product differentiation. We also provide customers with sealing/capping equipment and detection systems to complement our specialty closures product offering. As a result of our extensive range of dispensing and specialty closures, our geographic presence and our focus on providing high levels of quality, service and technological support, we believe that we are uniquely positioned to serve food, beverage, health care, garden, home, personal care, fragrance and beauty product companies for all of their dispensing and specialty closure needs.
METAL CONTAINERS—49.5 PERCENT OF OUR CONSOLIDATED NET SALES IN 2021
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2021 of slightly more than half of the market. Our metal containers business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as pet food, vegetables, soup, proteins (e.g., meat, chicken and seafood), tomato based products, adult nutritional drinks, fruit and other miscellaneous food products, as well as general line metal containers primarily for chemicals. With our acquisition in 2021 of Easytech, we increased our manufacturing capacity for easy-open ends for metal containers. We have 44 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. For 2021, our metal containers business had net sales of $2.81 billion (approximately 49.5 percent of our consolidated net sales) and segment income of $253.7 million (approximately 41.7 percent of our consolidated income before interest and income taxes excluding corporate expense). Since

1987, we have grown our metal containers business through acquisitions and organic growth, with net sales increasing at a compounded annual growth rate of approximately 7.3 percent. We estimate that approximately 90 percent of our projected metal container sales in 2022 will be pursuant to multi-year customer supply arrangements.
Although metal containers face competition from plastic, paper, glass and composite containers, we believe metal containers are superior to plastic, paper and composite containers in applications where the contents are prepared at high temperatures, or packaged in larger consumer or institutional quantities, or where the long-term storage of the product is desirable while maintaining the product’s quality. We also believe that metal containers are generally more desirable than glass containers because metal containers are more durable and less costly to transport. In addition, metal containers are one of the most recycled packages in the world and are infinitely recyclable. We have increased our market share of metal food containers in the United States primarily through acquisitions and growth with existing customers, and have enhanced our business by focusing on providing customers with high quality, high levels of service and value-added features such as our family of Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have made and continue to make significant capital investments to enhance the competitive advantages of metal containers for food.
CUSTOM CONTAINERS—12.5 PERCENT OF OUR CONSOLIDATED NET SALES IN 2021
We produce custom containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers in North America for the markets that we serve. We are also a leading manufacturer in North America of thermoformed barrier and non-barrier bowls and trays for shelf-stable food products. We operate 23 custom container manufacturing facilities in the United States and Canada. For 2021, our custom containers business had net sales of $708.6 million (approximately 12.5 percent of our consolidated net sales) and segment income of $92.4 million (approximately 15.2 percent of our consolidated income before interest and income taxes excluding corporate expense). Since 1987, we have improved our market position for our custom containers business, with net sales increasing at a compounded annual growth rate of approximately 6.3 percent.
We manufacture custom designed and stock plastic containers for personal care and health care products, including containers for mouthwash, shampoos, conditioners, hand creams, lotions, liquid soap, respiratory and gastrointestinal products, cosmetics and toiletries; food and beverage products, including peanut butter, salad dressings, condiments, dairy products and liquor; household and industrial chemical products, including containers for lawn, garden and agricultural products, scouring cleaners and cleaning agents; and pharmaceutical products, including containers for tablets and antacids. In addition, we manufacture thermoformed barrier and non-barrier bowls and trays for food products, such as soups and other ready-to-eat meals and pet food, as well as thermoformed tubs for food, household and personal care products, including soft fabric wipes. We also manufacture plastic closures, caps, sifters and fitments for food and household products, including salad dressings, condiments, peanut butter, spices, liquid margarine, powdered drink mixes and arts and crafts supplies.
Our leading position in the custom container market is largely driven by our rapid response to our customers’ design, development and technology support needs and our value-added, diverse product line. This product line is the result of our ability to produce custom containers from a full range of resin materials using a broad array of manufacturing, molding and decorating capabilities. We also strive to remain current with and, to some extent, anticipate innovations in resin composition and applications and changes in the technology for the manufacturing of custom containers. We benefit from our large scale and nationwide presence, as significant consolidation is occurring in many of our customers’ markets. Through these capabilities, we are well-positioned to serve our customers, who demand customized solutions as they continue to seek innovative means to differentiate their products in the marketplace using packaging.

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
As of February 1, 2022, we operated a total of 113 manufacturing facilities in 21 different countries throughout the world that serve the needs of our customers.
DISPENSING AND SPECIALTY CLOSURES BUSINESS
We utilize two basic processes to produce dispensing systems and plastic closures. In the compression molded process, pellets of resin are heated, extruded and then compressed to form a shell. The shell can include a molded linerless seal or a custom formulated, compression molded sealing system. The shell can then be slit and printed depending on its end use. In the injection molded process, pellets of resin are heated and injected into a mold, forming either a shell or other dispensing systems component, such as a trigger, decorative shroud, actuator, valve or overcap. The shell can include a molded linerless seal or a custom formulated sealing system. The shell can then be slit and printed depending on its end use. In the case of a dispensing system, the dispensing system components are assembled into the dispensing system and can be printed depending on the end use of the dispensing system.
The manufacturing operations for metal closures include cutting, coating, lithographing, fabricating and lining. We manufacture twist-off, lug style and press-on, twist-off steel closures and aluminum roll-on closures for glass, metal and plastic containers, ranging in size from 18 to 110 millimeters in diameter. We employ state-of-the-art multi-die presses to manufacture metal closures, offering a low-cost, high quality means of production. We also provide customers of our dispensing and specialty closures business with custom formulations of sealing/lining materials, designed to minimize torque removal and enhance the openability of our closures while meeting applicable regulatory requirements.
METAL CONTAINERS BUSINESS
The manufacturing operations of our metal containers business include cutting, coating, lithographing, fabricating, assembling and packaging finished cans. We use three basic processes to produce cans. The traditional three-piece method requires three pieces of flat metal to form a cylindrical body with a welded side seam, a bottom and a top. High integrity of the side seam is assured by the use of sophisticated electronic weld monitors and coatings that are thermally cured by induction and convection processes. The other two methods of producing cans start by forming a shallow cup that is then formed into the desired height using either the draw and iron process or the draw and redraw process. Using the draw and redraw process, we manufacture steel and aluminum two-piece cans, the height of which generally does not exceed the diameter. For cans the height of which is greater than the diameter, we manufacture steel two-piece cans by using a drawing and ironing process. We manufacture can bodies and ends from thin, high-strength aluminum alloys and steels by utilizing proprietary tool and die designs and selected can making equipment. We also manufacture our Quick Top® easy-open ends from both steel and aluminum alloys in a sophisticated precision progressive die process. We regularly review our Quick Top® easy-open end designs for improvements for optimum consumer preference through consumer studies and feedback.
CUSTOM CONTAINERS BUSINESS
We utilize two basic processes to produce custom containers. In the extrusion blowmolding process, pellets of resin are heated and extruded into a tube. A two-piece metal mold is then closed around the tube and high pressure air is blown into it causing a bottle to form in the mold’s shape. In the injection and injection stretch blowmolding processes, pellets of resin are heated and injected into a mold, forming a preform. The preform is then blown into a bottle-shaped metal mold, creating a bottle.
Our thermoformed bowls, trays and tubs are manufactured by melting pellets of resin into an extruded sheet. The sheet is then formed in a mold to make the bowl, tray or tub.
We have state-of-the-art decorating equipment, including several of the largest sophisticated decorating facilities in the United States. Our decorating methods for custom containers are in-mold labeling, which applies a plastic film label to the bottle during the blowing process, and post-mold decoration. Post-mold decoration includes:
•silk screen decoration which enables the applications of images in multiple colors to the bottle;

•pressure sensitive decoration which uses a plastic film or paper label with an adhesive;
•heat transfer decoration which uses a coated label applied by heat; and
•shrink sleeve labeling.

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
DISPENSING AND SPECIALTY CLOSURES BUSINESS
We use resins in pellet form, such as homopolymer polypropylene, copolymer polypropylene and HDPE, thermoplastic elastomer lining materials, processing additives and colorants in the manufacture of dispensing systems and plastic closures. We use tinplated and chromium plated steel, aluminum, organic coatings, low-metallic inks and pulpboard, plastic and organic lining materials in the manufacture of metal closures. Although no assurances can be given, we believe we have made adequate provisions to purchase sufficient quantities of these raw materials to meet our customers' requirements for the foreseeable future, despite the significant consolidation of suppliers and absent unforeseen events such as hurricanes or other extreme weather conditions.
Our supply agreements with our dispensing systems and specialty closures customers generally provide for the pass through of changes in our metal and resin costs, subject in many cases with respect to resin to a lag in the timing of such pass through. For our dispensing systems and specialty closures customers without long-term agreements, we have also generally increased prices to pass through increases in our metal and resin costs.
METAL CONTAINERS BUSINESS
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
CUSTOM CONTAINERS BUSINESS
The raw materials we use in our custom containers business are primarily resins in pellet form such as virgin HDPE, virgin PET, recycled HDPE, recycled PET, polypropylene and, to a lesser extent, low density polyethylene, polyethylene terephthalate glycol and medium density polyethylene. Our resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The price that we pay for resin raw materials is not fixed and is subject to market pricing, which has fluctuated significantly in the past few years. Our custom container supply agreements with our customers provide for the pass through of changes in our resin costs, subject in many cases to a short lag in the timing of such pass through. For our custom container customers without long-term agreements, we have also generally increased prices to pass through increases in our resin costs.
We believe that we have made adequate provisions to purchase sufficient quantities of resins to meet our customers' requirements for the foreseeable future, absent unforeseen events such as significant hurricanes or other extreme weather conditions.

SALES AND MARKETING
Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers, providing reliable quality and service. We market our products primarily by a direct sales force, including manufacturer's representatives, and for our custom containers business, in part, through a network of distributors. Because of the high cost of transporting empty containers, our metal containers business generally sells to customers within a 300 mile radius of its manufacturing plants.
Approximately 12 percent, 11 percent and 12 percent of our consolidated net sales were to Nestlé in 2021, 2020 and 2019, respectively. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.
You should also read “Risk Factors—Risks Related to Business, Operations and Certain Financial Matters—We face competition from many companies and we may lose sales or experience lower margins on sales as a result of such competition” included elsewhere in this Annual Report.
DISPENSING AND SPECIALTY CLOSURES BUSINESS
We are a leading worldwide manufacturer of dispensing systems and specialty closures for food, beverage, health care, garden, home, personal care, fragrance and beauty products. We have 46 dispensing and specialty closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 100 countries throughout the world.
Our largest customers of our dispensing and specialty closures business include Campbell, The Coca-Cola Company, Colgate-Palmolive Company, Dairy Farmers of America, Estée Lauder Companies, The Kraft Heinz Company, or Kraft Heinz, L'Oreal S.A., LVMH Moët Hennessy Louis Vuitton, Mizkan Holdings Co., Ltd., Molson Coors Brewing Company, Natura & Co., Nestlé, O Boticário, PepsiCo Inc., The Procter & Gamble Company, S. C. Johnson & Son, Inc., The Scotts Company LLC, Spectrum Brands Holdings, Inc. and its affiliated entities, including United Industries Corporation, and Unilever, plc. We have multi-year supply arrangements with many of our customers in the United States. Outside of the United States, the dispensing and specialty closures business has had long-term relationships with most of its customers. While we have multi-year supply arrangements with some of our dispensing and specialty closures customers outside of the United States, as is common practice, many supply arrangements with customers outside of the United States are negotiated on a year-by-year basis.
In addition, we license our technology to four other manufacturers who supply products in Israel, South Korea, Maldives, South Africa, Sri Lanka and Thailand.
METAL CONTAINERS BUSINESS
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2021 of more than half of the market. We have 44 metal containers manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. Our largest customers for these products include B&G Foods, Inc., Bonduelle Group, Campbell, Conagra Brands, Inc., Del Monte, General Mills, Inc., Hill's Pet Nutrition, Inc., Hormel Foods Corporation, Kraft Heinz, Mars, Incorporated, Nestlé, Pacific Coast, Stanislaus Food Products Company, Thai Union Group and Tony Downs Foods Co.
We have entered into multi-year supply arrangements with most of our customers for our metal containers business. We estimate that approximately 90 percent of our projected metal container sales in 2022 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements. In Europe, our metal containers business has had long-term relationships with many of its customers, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis.
Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal food container requirements. Our net sales of metal food containers to Nestlé in North America and Europe in 2021 were $609.0 million. We also supply Nestlé with closures in North America and Europe and plastic containers in North America. In 2018, we entered into long-term supply agreements with Nestlé that run through 2025 for the supply of all of Nestlé’s North American metal food container requirements for pet food and other food products and to support growth initiatives of Nestlé. These long-term supply agreements replaced previous supply agreements with Nestlé. Each of these long-term supply agreements provide for certain prices and specify that those prices will be increased or decreased based upon price change formulas.

Our metal containers business’ sales and income from operations are dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States and, to a lesser extent, in a variety of national growing regions in Europe. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in those regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter. You should also read “Risk Factors—Risks Related to Business, Operations and Certain Financial Matters—The seasonality of the fruit and vegetable packing industry causes us to incur short-term debt” included elsewhere in this Annual Report.
CUSTOM CONTAINERS BUSINESS
We are one of the leading manufacturers of custom designed and stock plastic containers sold in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets. We are also a leading manufacturer in North America of thermoformed barrier and non-barrier bowls and trays for shelf-stable food products and pet food products. We market our custom containers in most areas of North America through a direct sales force and a large network of distributors. We also market certain stock plastic containers through an on-line shopping catalog.
Our largest customers for our custom containers business include Berlin Packaging LLC, Campbell, Conagra Brands, Inc., General Mills, Inc., Henkel AG & Co. KGaA, Johnson & Johnson, Kraft Heinz, Mars, Incorporated, McCormick & Company, Inc., Nice-Pak Products, Inc., Perrigo Company plc, The Procter & Gamble Company, The Scotts Company LLC, TreeHouse Foods Inc., TricorBraun, Inc. and Vi-Jon Laboratories, Inc.
We have arrangements to sell some of our custom containers to distributors, who in turn resell those products primarily to regional customers. Custom containers sold to distributors are generally manufactured by using generic and custom molds with decoration added to meet the end users’ requirements. The distributors’ warehouses and their sales personnel enable us to market and inventory a wide range of such products to a variety of customers.
We have multi-year supply arrangements with the majority of our customers for our custom containers business. In addition, many of our supply arrangements with our customers are for custom containers made from proprietary molds.
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
DISPENSING AND SPECIALTY CLOSURES BUSINESS
Our dispensing and specialty closures business competes primarily with AptarGroup, Inc., Bericap Holding GmbH, Berry Global Group, Inc., Closures Systems International, Inc., Crown Holdings, Inc., Eviosys (a portfolio company of KPS Capital Partners that owns the former EMEA metal packaging assets of Crown Holdings, Inc.), Guala Dispensing Mexico, S.A. de C.V., Massilly Holding SAS and Tecnocap S.p.A. With our ability to manufacture an extensive range of dispensing systems and specialty closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our specialty closures product offering, and our geographic presence, we believe we are uniquely positioned to serve food, beverage, health care, garden, home, personal care, fragrance and beauty product companies for all of their dispensing and specialty closure needs.
METAL CONTAINERS BUSINESS
Of the commercial metal container manufacturers, Sonoco Products Company (which recently acquired Ball Metalpack, LLC), Crown Holdings, Inc., Eviosys (a portfolio company of KPS Capital Partners that owns the former EMEA metal packaging assets of Crown Holdings, Inc.) and Trivium Packaging are our most significant competitors. Our competitors also include other regional suppliers. As an alternative to purchasing containers from commercial can manufacturers, customers have the ability to invest in equipment to self-manufacture their containers.
Because of the high cost of transporting empty containers, our metal containers business generally sells to customers within a 300 mile radius of its manufacturing plants. Strategically located existing plants give us an advantage over competitors from other areas, but we could be potentially disadvantaged by the relocation of a major customer.
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
CUSTOM CONTAINERS BUSINESS
Our custom containers business competes with a number of large national producers of custom containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products. These competitors include Alpha Packaging, Inc., Alpla-Werke Alwin Lehner GmbH & Co. KG, Amcor Limited, Berry Global Group, Inc., Cebal Americas, Altium Packaging LLC, Graham Packaging Company (part of Rank Group Limited) and Plastipak Holdings, Inc. In addition to our rapid response to our customers’ design, development and technology support needs and our value-added, diverse product line, we strive to remain current with and, to some extent, anticipate innovations in resin composition and applications and changes in the technology for the manufacturing of custom containers and closures.
SILGAN TEAM
As of December 31, 2021, we employed approximately 3,800 salaried and 11,800 hourly employees on a full-time basis. Approximately 33 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. In addition, as of December 31, 2021, Campbell provided us with approximately 120 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.
Our labor contracts expire at various times between 2022 and 2025. As of December 31, 2021, contracts covering approximately 7 percent of our hourly employees in the United States and Canada will expire during 2022. We expect no significant changes in our relations with these unions.
We believe our success is a result of our unrelenting focus on our core strategies and mission statement principles, which have been consistent since our founding and are captured in our mission statement. We focus on meeting the unique needs of our customers, pursuing growth where we have a competitive advantage and responding where we do not. Critical to our success are the contributions and efforts of the entire Silgan team who meet this challenge to compete and win in the markets we serve. Accordingly, investing in our people is vital for us. At each of our locations, we provide competitive compensation and benefits and strive to provide a safe, rewarding, diverse and inclusive workplace for our employees. The safety of our entire team is a top priority for us, as evidenced by our industry leading, low lost time and recordable rates. All of our locations remained, and continue to remain, open and operating during the COVID-19 pandemic because we are an essential provider of packaging for food, health and personal care products. During this period, we stayed, and continue to stay, steadfast on providing a safe workplace for our employees. At the outset of the COVID-19 pandemic, we were an early adopter of enhanced safety and health protocols and procedures to protect our employees and allow us to continue to supply our essential products to meet our customers’ critical needs. Such measures include implementing and encouraging appropriate social distancing and cleaning measures, securing and providing employees with additional personal protective equipment, placing restrictions on travel and third party visitors to our locations, mandating quarantine protocols and limiting in-person meetings and other gatherings and encouraging the use of virtual meetings, and we have incurred and continue to incur significant additional costs in connection with such enhanced safety and health protocols and procedures. We continue to monitor and track the impact of the COVID-19 pandemic on our employees and are committed to proactively further enhancing our safety and health protocols and procedures for the protection of our employees and to remain aligned with applicable regulations and guidelines.

GOVERNMENTAL REGULATIONS
We are subject to federal, foreign, state and local governmental laws and regulations, including environmental laws and regulations and health and safety related laws and regulations.
In general, environmental laws and regulations limit the discharge of pollutants into the environment and establish standards for the treatment, storage, and disposal of solid and hazardous waste. We believe that we are either in compliance in all material respects with all presently applicable environmental laws and regulations or are operating in accordance with appropriate variances, schedules under compliance orders or similar arrangements.
In addition to costs associated with regulatory compliance, we may be held liable for alleged environmental damage associated with the past disposal of hazardous substances. Those that generate hazardous substances that are disposed of at sites at which environmental problems are alleged to exist, as well as the owners of those sites and other classes of persons, are subject to claims for clean-up and natural resource damages under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, regardless of fault or the legality of the original disposal. CERCLA and many similar state and foreign statutes may hold a responsible party liable for the entire clean-up cost at a particular site even though that party may not have caused the entire problem. Other state statutes may impose proportionate rather than joint and several liability. The federal Environmental Protection Agency or a state or foreign agency may also issue orders requiring responsible parties to undertake removal or remedial actions at sites.
We are subject to the Occupational Safety and Health Act and other federal, foreign, state and local laws regulating noise exposure levels and other safety and health concerns in the production areas of our plants.
While management does not believe that any of the regulatory matters described above, individually or in the aggregate, will have a material effect on our capital expenditures, earnings, financial position or competitive position, we cannot assure you that a material environmental or other regulatory claim will not arise in the future.
RESEARCH AND PRODUCT DEVELOPMENT
Our research, product development and product engineering efforts relating to our dispensing and specialty closures business are conducted at our research facilities in Downers Grove, Illinois, Grandview, Missouri, Spokane, Washington, Mequon, Wisconsin, Hannover, Germany and Waalwijk, Netherlands. Our research, product development and product engineering efforts relating to our metal containers business are conducted at our research facilities in Oconomowoc, Wisconsin. Our research, product development and product engineering efforts with respect to our custom containers business are performed by our manufacturing and engineering personnel located at our custom containers manufacturing facilities. In addition to research, product development and product engineering, these sites also provide technical support to our customers. The amounts we have spent on research and development during the last three fiscal years are not material.
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
RISKS RELATED TO BUSINESS, OPERATIONS AND CERTAIN FINANCIAL MATTERS
WE FACE COMPETITION FROM MANY COMPANIES AND WE MAY LOSE SALES OR EXPERIENCE LOWER MARGINS ON SALES AS A RESULT OF SUCH COMPETITION.
The manufacture and sale of dispensing and specialty closures, metal containers and custom containers is highly competitive. We compete with other manufacturers of these products and manufacturers of alternative packaging products, as well as packaged goods companies who manufacture closures and containers for their own use and for sale to others. We compete primarily on the basis of price, quality and service. To the extent that any of our competitors is able to offer better prices, quality and/or services, we could lose customers and our sales and margins may decline.
In 2021, approximately 90 percent of our metal container sales and a majority of our dispensing and specialty closures and custom container sales were pursuant to multi-year supply arrangements. Although no assurances can be given, we have been successful historically in continuing these multi-year customer supply arrangements. Additionally, in general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal. If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the proposal.
The loss of any major customer, a significant reduction in the purchasing levels of any major customer or a significant adverse change in the terms of our supply agreement with any major customer could adversely affect our results of operations.
DEMAND FOR OUR PRODUCTS COULD BE AFFECTED BY CHANGES IN LAWS AND REGULATIONS APPLICABLE TO FOOD AND BEVERAGES AND CHANGES IN CONSUMER PREFERENCES.
We manufacture and sell sustainable rigid packaging solutions for consumer goods products. Many of our products are used to package food and beverages, and therefore they come into direct contact with these products. Accordingly, such products must comply with various laws and regulations for food and beverages applicable to our customers. Changes in such laws and regulations could negatively impact our customers’ demand for our products as they comply with such changes and/or require us to make changes to our products. Additionally, because our products are used to package consumer goods, we are subject to a variety of risks that could influence consumer behavior and negatively impact demand for our products, including changes in consumer preferences driven by various health-related and environmental concerns and perceptions. For example, due largely to changes in consumer preferences, we recently changed the coatings and compounds in most of our metal closure and metal container products to not intentionally include bisphenol A in such coatings and compounds, resulting in additional costs.
OUR FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO OBTAIN SUFFICIENT QUANTITIES OF RAW MATERIALS OR MAINTAIN OUR ABILITY TO PASS RAW MATERIAL PRICE INCREASES THROUGH TO OUR CUSTOMERS.
We purchase steel, aluminum, plastic resins and other raw materials from various suppliers. Sufficient quantities of these raw materials may not be available in the future, whether due to reductions in capacity because of, among other things, significant consolidation of suppliers, increased demand in excess of available supply, unforeseen events such as significant hurricanes and other extreme weather conditions, government imposed quotas, pandemics or other reasons. In addition, such materials are subject to price fluctuations due to a number of factors, including increases in demand for the same raw materials, the availability of other substitute materials, tariffs and general economic conditions that are beyond our control.
Over the last few years, there has been significant consolidation of suppliers of steel worldwide. In addition, tariffs, quotas and court cases have negatively impacted the ability and desire of steel suppliers to competitively supply steel outside of their countries. In 2018, the United States began imposing new tariffs on steel supply into the United States from certain foreign countries, which has increased the cost of steel imported into the United States as well as ultimately steel manufactured in the United States. Additionally, exemptions from tariffs granted by the United States have been inconsistent and unpredictable. In Europe, quotas on foreign steel supply has negatively impacted the ability of foreign steel suppliers to supply steel into Europe. Additional tariffs and/or quotas or other limitations on steel supply could further negatively impact the ability and desire of steel suppliers to competitively supply steel outside of their countries. Our metal container and metal closures supply agreements with our customers provide for the pass through of changes in our metal costs. For our customers without long-term agreements, we also generally increase prices to pass through increases in our metal costs. However, the impact of tariffs and quotas could create volatility in the applicable markets and therefore creates challenges for us and our customers in passing through costs related to such tariffs and quotas.
Our resin requirements are primarily acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The prices that we pay for resins are not fixed and are subject to market pricing, which has fluctuated significantly in the past few years. Our dispensing and specialty closures and custom containers supply agreements with our customers generally provide for the pass through of changes in resin costs, subject in many cases to a lag in the timing of such pass through. For customers without long-term agreements, we also generally increase prices to pass through increases in our resin costs.
Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2022. Additionally, although no assurances can be given, we generally have been able to pass raw material cost increases through to our customers. The loss of our ability to pass those cost increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.
GLOBAL ECONOMIC CONDITIONS, DISRUPTIONS IN CREDIT MARKETS AND IN MARKETS GENERALLY AND THE INSTABILITY OF THE EURO COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.
In the past, the global financial markets have experienced substantial disruption, including, among other things, volatility in securities prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Additionally, the global economy has experienced recessions, including most recently due to the impact of the COVID-19 pandemic, and economic uncertainty is generally continuing worldwide. Most recently, global markets have experienced significant inflation which could create greater economic uncertainty. Our business, financial condition, results of operations and ability to obtain additional financing in the future, including on terms satisfactory to us, could be adversely affected due to, among other risks we face, any such economic conditions, disruptions of the global financial markets or of markets generally or tightening of credit in the financial markets.
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
Global markets are also susceptible to other disruptions and resulting negative impacts from other occurrences and events, such as pandemics and contagious diseases like the current COVID-19 pandemic, which could negatively affect global markets and the global economy. Such occurrences and events could cause or require us, our suppliers or our customers to temporarily suspend operations in affected regions, otherwise disrupt or affect our, our suppliers’ or our customers’ operations or businesses, disrupt supply chains and logistics, commerce and travel, or cause an economic downturn or otherwise negatively impact consumer behavior and demand. Although our businesses experienced significant demand increases for many of our products during the COVID-19 pandemic, any such occurrences, events or disruptions could have a material adverse impact on our business, financial condition or results of operations.
In 2021, a number of industries generally experienced supply chain challenges, which in many cases resulted in longer lead times and additional costs. These supply chain challenges were due to a variety of events, including the COVID-19 pandemic. Our businesses were impacted by these supply chain challenges in 2021 and, as a result, incurred additional costs that impacted our results of operations and experienced longer lead times for certain equipment purchases. Additionally, many of our customers and suppliers were impacted by these supply chain challenges, which negatively impacted our businesses. Continued supply chain challenges or additional supply chain challenges would impact our businesses and could have a material adverse impact on our financial condition or results of operations.
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
A SUBSTANTIALLY LOWER THAN NORMAL CROP YIELD MAY REDUCE DEMAND FOR OUR METAL CONTAINERS AND CLOSURES FOR FOOD PRODUCTS.
Our metal containers business is dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States and, to a lesser extent, in a variety of national growing regions in Europe. Our dispensing and specialty closures business is also dependent, in part, upon the vegetable and fruit harvests. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions, and our results of operations could be impacted accordingly. Additionally, climate change and the increasing frequency of extreme weather conditions could adversely affect these harvests, and our results of operations could be negatively impacted as a result. Our sales, income from operations and net income could be materially adversely affected in a year in which crop yields are substantially lower than normal. For example, the results of our metal containers business in 2019 were negatively impacted by poor harvests in Europe.
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
THE COST OF PRODUCING AND SUPPLYING OUR PRODUCTS MAY BE ADVERSELY AFFECTED BY VARIOUS FACTORS.
The cost of producing and supplying our products is affected by many factors, some of which can be volatile and some of which may be challenging. Most recently, the cost of producing and supplying our products has been impacted by significant inflation in raw materials, energy such as natural gas and electricity, freight and other items necessary to produce and supply our products. While we have generally been able to increase our prices to pass through raw material and certain other cost increases, no assurances can be given that we will be able to increase our prices to pass through all cost inflation that we experience, which could have a material adverse impact on our business, financial condition or results of operations.
Many countries, including the United States, have imposed tariffs on imported products from certain other countries, including products and components supplied cross border within a company. Although we engage in limited cross border supply within our businesses, tariffs or quotas imposed on any cross border supplies within our businesses would increase the cost of our products and could adversely impact our results of operations. Additionally, local suppliers tend to increase prices for their products due to the protection offered by tariffs. Any such increases would increase the cost of our products and could adversely impact our results of operations.

WE MAY BE UNABLE TO ACHIEVE, OR MAY BE DELAYED IN ACHIEVING, ADEQUATE RETURNS FROM OUR EFFORTS TO OPTIMIZE OUR OPERATIONS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
We continually strive to improve our operating performance and further enhance our franchise positions in our businesses through the investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions and the optimization of our manufacturing facilities footprints. For example, in 2019 we initiated a multi-year footprint optimization plan in our metal containers business in the U.S. to reduce capacity and continue to drive cost reductions, which led to the shutdown of two metal container manufacturing facilities in the fourth quarter of 2019. We delayed further implementation of this footprint optimization plan in 2020 and 2021 due to a strong increase in demand for our products and may make changes to this footprint optimization plan based on further demand changes for our products. Our operations include complex manufacturing systems as well as intricate scheduling and numerous geographic and logistical complexities associated with our facilities and our customers’ facilities. Accordingly, our efforts to achieve productivity improvements, manufacturing efficiencies and manufacturing cost reductions and to optimize our manufacturing facilities footprints are subject to a number of risks and uncertainties that could impact our ability to achieve adequate returns from our efforts as planned. These risks and uncertainties include, among others, completing any such efforts on time and as planned and retaining customers impacted thereby.
IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL OR TRADE NAMES, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.
As a result of our acquisitions, we have $2.0 billion of goodwill and $32.1 million of indefinite-lived trade names recorded on our consolidated balance sheet at December 31, 2021. We are required to periodically determine if our goodwill and trade names have become impaired, in which case we would write-down the impaired portion. If we were required to write-down all or part of our goodwill or trade names, our net income and net worth could be materially adversely affected.

INCREASED INFORMATION TECHNOLOGY SECURITY THREATS AND MORE SOPHISTICATED AND TARGETED COMPUTER CRIME COULD POSE A RISK TO OUR SYSTEMS, NETWORKS, PRODUCTS, SOLUTIONS AND SERVICES.
In order to conduct our business, we rely on information technology systems, networks and services, some of which are managed, hosted and provided by third-party service providers. Although we have not experienced any material breaches or material losses related to cyberattacks to date, increased global security threats, employees working remotely more often and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and those of our third-party service providers and the confidentiality, availability and integrity of our data. Depending on their nature and scope, such threats could potentially lead to adverse consequences, including, but not limited to, the compromise of confidential information, including confidential information relating to our employees, improper use of our systems and networks, manipulation and destruction of data, defective products, our inability to access our systems, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. A cyberattack or other disruption may also result in a financial loss, including potential fines for failure to safeguard data.
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

RISKS RELATED TO OUR INDEBTEDNESS
OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.
At December 31, 2021, we had $3,815.4 million of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions and refinancing our previously outstanding debt. In addition, at December 31, 2021, after taking into account outstanding letters of credit of $19.8 million, we had up to $1.48 billion of revolving loans available to be borrowed under our Credit Agreement. We also have available to us under our Credit Agreement an uncommitted multi-currency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided in our Credit Agreement), which may take the form of one or more incremental term loan facilities, increased commitments under our revolving loan facility and/or incremental indebtedness in the form of senior secured loans and/or notes, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness. On February 10, 2021, we issued $500.0 million aggregate principal amount of our 1.4% Senior Secured Notes due 2026, or the 1.4% Notes, in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. On November 9, 2021, we amended our Credit Agreement and borrowed $1.0 billion in new term loans to refinance outstanding term loans and revolving loans under our Credit Agreement that were used to fund the purchase price for our acquisitions in 2021 and 2020.
A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. In 2021, we paid $101.7 million in interest on our indebtedness. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a significant portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. Based on the average outstanding amount of our variable rate indebtedness in 2021, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2021 interest expense by an aggregate amount of approximately $7.0 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2021.
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
DESPITE OUR CURRENT LEVELS OF INDEBTEDNESS, WE MAY INCUR ADDITIONAL DEBT IN THE FUTURE, WHICH COULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.
We are continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisitions and to fund any resulting increased operating needs. For example, in September and October 2021, we funded the purchase price for each of Silgan Specialty Packaging, Unicep and Easytech with aggregate revolving loan borrowings under our Credit Agreement of $747.9 million. If new debt is added to our current debt levels, the related risks we now face could increase. We will have to effect any new financing in compliance with the agreements governing our then existing indebtedness. The indentures governing the 4¾% Senior Notes due 2025, or the 4¾% Notes, and the 3¼% Senior Notes due 2025, or the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes do not prohibit us from incurring additional indebtedness.
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
PROLONGED WORK STOPPAGES AT OUR FACILITIES WITH UNIONIZED LABOR OR OTHER WORK OR LABOR INTERRUPTIONS, INCLUDING DUE TO PANDEMICS, COULD JEOPARDIZE OUR FINANCIAL CONDITION.
As of December 31, 2021, we employed approximately 11,800 hourly employees on a full-time basis. Approximately 33 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. Our labor contracts expire at various times between 2022 and 2025. We cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable to us than current agreements. Disputes with the unions representing our employees could result in strikes or other labor protests that could disrupt our operations and divert the attention of management from operating our business. A strike or work stoppage could make it difficult for us to find a sufficient number of people with the necessary skills to replace those employees. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations.
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
The United States and, to a lesser extent, Europe have been experiencing a tightened labor market which has made it more difficult to find employees to fill open positions. While this has impacted our business somewhat, it has not had a material adverse effect on us at this point. Any further tightening of the labor market could, however, have a material adverse effect on our business, financial condition or results of operations.
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
We currently participate in three multiemployer pension plans which provide defined benefits to certain of our union employees. In 2019, we withdrew from participating in the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan. As a result of such withdrawal, we expect to incur cash expenditures for the withdrawal liability of approximately $3.1 million annually until 2040. Because of the nature of multiemployer pension plans, there are risks associated with participating in such plans that differ from single-employer pension plans. Amounts contributed by an employer to a multiemployer pension plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer.  In the event that another participating employer to a multiemployer pension plan in which we participate no longer contributes to such plan, the unfunded obligations of such plan may be borne by the remaining participating employers, including us. In such event, our required contributions to such plan could increase, which could negatively affect our financial condition and results of operations. In the event that we withdraw from participation in a multiemployer pension plan in which we participate, such as the Central States Pension Plan, or otherwise cease to make contributions to such a plan or in the event of the termination of such a plan, we would likely be required under applicable law to make withdrawal liability payments to such plan in respect of the unfunded vested benefits of such plan, which unfunded vested benefits could be significant. Such withdrawal liability payments could be material and could negatively affect our financial condition and results of operations. As further discussed in Note 12 to our Consolidated Financial Statements for the year ended December 31, 2021 included elsewhere in this Annual Report, two of the multiemployer pension plans in which we still participate have a funded status of less than 65 percent. For further information with respect to our withdrawal from the Central States Pension Plan, please see Notes 4 and 12 to our Consolidated Financial Statements for the year ended December 31, 2021 included elsewhere in this Annual Report.
RISKS RELATED TO INTERNATIONAL OPERATIONS
OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.
Our international operations generated approximately $1,545.7 million, or approximately 27 percent, of our consolidated net sales in 2021. As of February 1, 2022, we have a total of 48 manufacturing facilities in a total of 20 countries outside of the United States, including Canada, Mexico and countries located in Europe, Asia and South America, serving customers in approximately 100 countries worldwide. Our business strategy may include continued expansion of international activities. Accordingly, the risks associated with operating in foreign countries, including Canada, Mexico and countries located in Europe, Asia and South America, may have a negative impact on our liquidity and net income. For example, the current economic uncertainty throughout the world, the recent geopolitical disruptions in Russia and the Middle East and related adverse economic conditions, the impact of the COVID-19 pandemic worldwide and the current trade uncertainty throughout the world may have an adverse effect on our results of operations and financial condition.
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
We are involved in various legal proceedings, contract disputes and claims arising in the ordinary course of our business. Additionally, a competition authority in Germany commenced an antitrust investigation in 2015 involving the industry association for metal packaging in Germany and its members, including our metal closures and metal containers subsidiaries in Germany. At the end of April 2018, the European Commission commenced an antitrust investigation involving the metal packaging industry in Europe including our metal closures and metal containers subsidiaries, which should effectively close out the investigation in Germany. Although we are not able to predict the outcome of such proceedings, investigations, disputes and claims, any payments in respect thereof, including pursuant to any settlements, will reduce our available cash flows and could adversely impact our results of operations.
IF WE FAIL TO CONTINUE TO MAINTAIN EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING TO A REASONABLE ASSURANCE LEVEL, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS AND MAY BE REQUIRED TO RESTATE PREVIOUSLY PUBLISHED FINANCIAL INFORMATION, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS, INVESTOR CONFIDENCE IN OUR BUSINESS AND THE TRADING PRICES OF OUR SECURITIES.
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We also need to adapt our internal control over financial reporting as our business grows and changes. As we grow our business and acquire other businesses, our internal controls could become increasingly complex, requiring more time and resources. In addition, due to the impact of the COVID-19 pandemic, the testing of our internal controls has changed to accommodate for the performance of procedures remotely. As further discussed in Item 9A, “Controls and Procedures,” included elsewhere in this Annual Report, management concluded that we maintained effective internal control over financial reporting as of December 31, 2021. There is no assurance that, in the future, material weaknesses will not be identified that would cause management to change its conclusion as to the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, and we may be required to restate previously published financial information, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
RISKS RELATED TO OUR COMMON STOCK
OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER US AND THEIR EXERCISE OF THAT INFLUENCE COULD BE ADVERSE TO YOUR INTERESTS.
As of December 31, 2021, Messrs. Silver and Horrigan beneficially owned an aggregate of 25,533,555 shares of our common stock, or approximately 23 percent of our outstanding common stock. This amount does not include shares of our common stock owned by affiliates and related family transferees of Messrs. Silver and Horrigan that are not deemed to be beneficially owned by Messrs. Silver or Horrigan. Accordingly, if Messrs. Silver and Horrigan act together, they will be able to exercise substantial influence over all matters submitted to the stockholders for a vote, including the election of directors. In addition, we and Messrs. Silver and Horrigan have entered into an amended and restated principal stockholders agreement, or the Stockholders Agreement, that provides for certain director nomination rights. Under the Stockholders Agreement, the Group (as defined in the Stockholders Agreement and generally including Messrs. Silver and Horrigan and their affiliates and related family transferees and estates) has the right to nominate for election all of our directors until the Group holds less than one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997. At least one of the Group’s nominees must be either Mr. Silver or Mr. Horrigan during the three-year period covering the staggered terms of our three classes of directors. On February 14, 1997, the Group held 57,224,720 shares of our common stock in the aggregate (as adjusted for our two-for-one stock splits in 2005, 2010 and 2017), and the Group continues today to hold more than one-half of such number of shares. Additionally, the Group has the right to nominate for election either Mr. Silver or Mr. Horrigan as a member of our Board of Directors when the Group no longer holds at least one-half of the number of shares of our common stock held by it in the aggregate on February 14, 1997 but beneficially owns at least 5 percent of our common stock. The Stockholders Agreement continues until the death or disability of both of Messrs. Silver and Horrigan. The provisions of the Stockholders Agreement could have the effect of delaying, deferring or preventing a change of control of Silgan Holdings Inc. and preventing our stockholders from receiving a premium for their shares of our common stock in any proposed acquisition of Silgan Holdings Inc.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We own and lease properties for use in the ordinary course of business. Our properties consist primarily of 46 manufacturing facilities for our dispensing and specialty closures business, 44 manufacturing facilities for our metal containers business, and 23 manufacturing facilities for our custom containers business. We own 60 of these facilities and lease 53. The leases expire at various times through 2040. Some of these leases contain renewal options as well as various purchase options.
We lease our principal executive offices and the administrative headquarters and principal places of business for our dispensing and specialty closures business, our metal containers business and our custom containers business.

ITEM 3. LEGAL PROCEEDINGS.
We are a party to routine legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.
A competition authority in Germany commenced an antitrust investigation in 2015 involving the industry association for metal packaging in Germany and its members, including our metal closures and metal containers subsidiaries in Germany. At the end of April 2018, the European Commission commenced an antitrust investigation involving the metal packaging industry in Europe including our metal closures and metal containers subsidiaries, which should effectively close out the investigation in Germany. Given the current stage of the investigation, we cannot reasonably assess what actions may result from these investigations or estimate what costs we may incur as a result thereof.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is quoted on the Nasdaq Global Select Market System under the symbol SLGN. As of January 31, 2022, we had 34 holders of record of our common stock.
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
ISSUER PURCHASES OF EQUITY SECURITIES
On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021, of which we repurchased approximately $223.4 million of our common stock.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2021. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.
GENERAL
We are a leading manufacturer of sustainable rigid packaging solutions for consumer goods products. We currently produce dispensing and specialty closures for food, beverage, health care, garden, home, personal care, fragrance and beauty products; steel and aluminum containers for human and pet food and general line products; and custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products. We are a leading worldwide manufacturer of dispensing and specialty closures, a leading manufacturer of metal containers in North America and Europe, the largest manufacturer of metal food containers in North America with a unit volume market share in the United States for the year ended December 31, 2021 of slightly more than half of the market, and a leading manufacturer of custom containers in North America for a variety of markets.
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
SALES GROWTH
We have increased net sales and market share in our dispensing and specialty closures, metal containers, and custom containers businesses through both acquisitions and internal growth. As a result, we have expanded and diversified our customer base, geographic presence and product lines.
With our acquisitions of our dispensing and specialty closures operations in North America, Europe, Asia and South America as well as organic growth, we established ourselves as a leading worldwide manufacturer of dispensing and specialty closures for food, beverage, health care, garden, home, personal care, fragrance and beauty products. In 2017, we broadened our closures portfolio to include dispensing systems with our acquisition of SDS, and we further expanded our dispensing systems operations with our acquisitions of the Albéa Dispensing Business in 2020 and Silgan Specialty Packaging and Unicep in 2021. Since 2003, following our acquisition of the White Cap closures operations in the United States, net sales of our dispensing and specialty closures business have increased to $2.16 billion in 2021 as a result of acquisitions and organic growth, representing a compounded annual growth rate of approximately 13.9 percent over that period. We may pursue further acquisition opportunities in the dispensing and specialty closures markets, including in dispensing systems, or in adjacent markets, such as our acquisitions of Silgan Specialty Packaging and Unicep. Additionally, we expect to continue to generate organic growth in our dispensing and specialty closures business, particularly in dispensing systems. In 2021, unit volumes for our dispensing and specialty closures business increased approximately 9 percent principally as a result of the acquisitions we completed in 2021 and strong volumes for beauty, fragrance, food and beverage products. For 2022, we expect demand levels for beauty and fragrance products to continue to be strong and demand levels for hygiene and cleaning products to improve. Additionally, 2022 will include a full year of volumes from our acquisitions completed in 2021.
We are a leading manufacturer of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past 35 years, the metal food container market in North America has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé, Dial, Del Monte, Birds Eye, Campbell, Pacific Coast and Purina Steel Can reflect this trend. We estimate that approximately nine percent of the market for metal food containers in the United States is still served by self-manufacturers. Prior to 2020, the metal food container market in North America was relatively flat during this period of consolidation, despite losing market share as a result of more dining out, fresh produce and competing materials. Despite a relatively flat market, we increased our share of the market for metal food containers in the United States primarily through acquisitions and growth with existing customers. Since 1987, net sales of our metal containers business have increased to $2.81 billion, representing a compounded annual growth rate of approximately 7.3 percent. We also enhanced our business by focusing on providing customers with high levels of quality and service and value-added features such as our Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. In 2020 and 2021, we experienced a significant increase in demand for many of our products, including metal food containers. Our unit volumes for metal food containers increased approximately 4 percent in 2021 following a 14 percent increase in 2020 primarily due to higher demand in at-home food consumption and continued growth in pet food products. For 2022, we anticipate that demand levels for our metal food containers will continue to be strong principally due to continued demand in at-home food consumption and continued growth in pet food products. However, we expect volumes for our metal food containers to be lower in 2022 as compared to record volumes in 2021 due, in part, to additional customer purchases at the end of 2021 in anticipation of significant raw material inflation expected in 2022. Net sales in the metal containers business in 2022, however, are expected to increase as compared to 2021 primarily due to the pass through to customers of significant raw material inflation in 2022, which will also have the mathematical consequence of negatively impacting segment income margin of the metal containers business.
We have improved the market position of our custom containers business since 1987, with net sales increasing to $708.6 million in 2021, representing a compounded annual growth rate of approximately 6.3 percent over that period. We achieved this improved market position primarily through strategic acquisitions as well as through internal growth. The custom container market of the consumer goods packaging industry continues to be highly fragmented. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy. In 2021, our custom containers business experienced a decrease in volumes of approximately 10 percent as compared to record pandemic driven volumes in 2020 primarily due to a decrease in volumes for certain consumer health and personal and home care products which had surged in 2020 principally due to the COVID-19 pandemic, partially offset by growth in pet food products. We anticipate that demand levels for our custom containers will increase in 2022, primarily as a result of a return to more normal volume levels for hygiene and cleaning products and continued growth in pet food products.
OPERATING PERFORMANCE
We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions and the optimization of our manufacturing facilities footprints. Our acquisitions and investments have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. From 2016, we have closed two dispensing and specialty closures manufacturing facilities, six metal container manufacturing facilities and two custom container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. In 2019, we initiated a multi-year footprint optimization plan in our metal containers business in the U.S. to reduce capacity and continue to drive cost reductions, under which we shut down two metal container manufacturing facilities in the fourth quarter of 2019. We delayed further implementation of this footprint optimization plan in 2020 and 2021 due to a strong increase in demand for our products and may make changes to this footprint optimization plan based on further demand changes for our products.
Historically, we have been successful in renewing our multi-year supply arrangements with our customers. We estimate that in 2022 approximately 90 percent of our projected metal containers sales and a majority of our projected dispensing and specialty closures and custom containers sales will be under multi-year arrangements.
Many of our multi-year customer supply arrangements generally provide for the pass through of changes in raw material, labor and other manufacturing costs, thereby significantly reducing the exposure of our results of operations to the volatility of these costs. Our metal closures and metal containers supply agreements with our customers provide for the pass through of changes in our metal costs. For our metal closures and metal containers customers without long-term contracts, we have also generally increased prices to pass through increases in our metal costs. Our dispensing systems, plastic closures and plastic containers supply agreements with our customers provide for the pass through of changes in our resin costs, subject in many cases to a lag in the timing of such pass through. For our dispensing systems, plastic closures and plastic containers customers without long-term contracts, we have also generally increased prices to pass through increases in our resin costs.

Our metal containers business is dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States and, to a lesser extent, in a variety of national growing regions in Europe. Our dispensing and specialty closures business is also dependent, in part, upon vegetable and fruit harvests. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter. Additionally, as is common in the packaging industry, we provide extended payment terms to some of our customers in our metal containers business due to the seasonality of the vegetable and fruit packing process.
USE OF CAPITAL
Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a long period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In August 2019, we redeemed all $300.0 million aggregate principal amount of the outstanding 5½% Notes with revolving loan borrowings under our Credit Agreement and cash on hand. In November 2019, we issued $400.0 million aggregate principal amount of the 4⅛% Notes, and used the net proceeds therefrom to repay outstanding revolving loans under our Credit Agreement at that time, including revolving loans used to redeem the 5½% Notes. In February 2020, we issued an additional $200.0 million of the 4⅛% Notes and €500.0 million of the 2¼% Notes. We used the net proceeds of these issuances and revolving loan borrowings under our Credit Agreement to prepay all of our outstanding U.S. dollar term loans under our Credit Agreement at that time. In June 2020, we funded the purchase price for the Albéa Dispensing Business with $900.0 million of incremental term loans under our Credit Agreement. In February 2021, we amended our Credit Agreement to provide us with additional flexibility to, among other things, issue new senior secured notes, and we issued $500.0 million aggregate principal amount of our 1.4% Notes and used the proceeds therefrom to prepay $500.0 million of outstanding term loans under our Credit Agreement. In September and October 2021, we funded the purchase price for Silgan Specialty Packaging, Unicep and Easytech with revolving loan borrowings under our Credit Agreement. In November 2021, we further amended our Credit Agreement to extend maturity dates by more than three years, increase our revolving loan facility from $1.2 billion to $1.5 billion, borrow $1.0 billion in new term loans to refinance outstanding term and revolving loans under our Credit Agreement that were used to fund the three recent acquisitions completed in 2021 and the acquisition of the Albéa Dispensing Business in 2020, and provide us with additional flexibility with regard to our strategic initiatives. You should also read Notes 3, 9 and 18 to our Consolidated Financial Statements for the year ended December 31, 2021 included elsewhere in this Annual Report.
To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under our Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2021, we had $913.4 million of indebtedness, or approximately 24 percent of our total outstanding indebtedness, which bore interest at floating rates. Over the course of the year, we also borrow revolving loans under our revolving loan facilities which bear interest at floating rates to fund our seasonal working capital needs. Accordingly, during 2021 our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was approximately 20 percent of our total outstanding indebtedness. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2021 included elsewhere in this Annual Report for information regarding our interest rate swap agreements.
In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2021, 2020 and 2019, our aggregate interest and other debt expense before loss on early extinguishment of debt as a percentage of our income before interest and income taxes was 18.8 percent, 20.3 percent and 29.4 percent, respectively.

RESULTS OF OPERATIONS
The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2021 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2021	2020	2019
Operating Data:
Net sales:
Dispensing and Specialty Closures	38.0%	34.8%	31.3%
Metal Containers	49.5	52.0	55.1
Custom Containers	12.5	13.2	13.6
Consolidated	100.0	100.0	100.0
Cost of goods sold	83.8	82.4	84.1
Gross profit	16.2	17.6	15.9
Selling, general and administrative expenses	6.7	7.7	7.0
Rationalization charges	0.3	0.3	1.3
Other pension and postretirement income	(0.9)	(0.8)	(0.4)
Income before interest and income taxes	10.1	10.4	8.0
Interest and other debt expense	1.9	2.1	2.4
Income before income taxes	8.2	8.3	5.6
Provision for income taxes	1.9	2.0	1.3
Net income	6.3%	6.3%	4.3%

Summary results for our reportable segments for the years ended December 31, 2021, 2020 and 2019 are provided below.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net sales:
Dispensing and Specialty Closures	$2,160.5	$1,712.4	$1,405.6
Metal Containers	2,808.0	2,558.0	2,473.2
Custom Containers	708.6	651.5	611.1
Consolidated	$5,677.1	$4,921.9	$4,489.9
Segment income:
Dispensing and Specialty Closures(1)	$262.1	$224.4	$173.5
Metal Containers(2)	253.7	246.6	160.0
Custom Containers(3)	92.4	87.8	48.9
Corporate(4)	(32.1)	(46.4)	(22.9)
Consolidated	$576.1	$512.4	$359.5
______________________
(1)Includes rationalization charges of $5.8 million, $5.7 million and $6.5 million in 2021, 2020 and 2019, respectively. Also includes a charge for the write-up of inventory for purchase accounting of $1.6 million as a result of the acquisition of Silgan Specialty Packaging in 2021 and $3.5 million as a result of the acquisition of the Albéa Dispensing Business in 2020.
(2)Includes rationalization charges of $8.9 million, $9.9 million and $49.4 million in 2021, 2020 and 2019, respectively. Also includes a charge for the write-up of inventory for purchase accounting of $1.0 million as a result of the acquisition of Easytech in 2021.
(3)Includes rationalization charges of $0.3 million, $0.4 million and $0.4 million in 2021, 2020 and 2019, respectively.
(4)Includes costs attributed to announced acquisitions of $5.0 million, $19.3 million and $1.8 million in 2021, 2020 and 2019, respectively.

YEAR ENDED DECEMBER 31, 2021 COMPARED WITH YEAR ENDED DECEMBER 31, 2020
Overview. Consolidated net sales were $5.7 billion in 2021, representing a 15.3 percent increase as compared to 2020 primarily as a result of the pass through of higher raw material and other costs, higher unit volumes in the dispensing and specialty closures and metal containers segments including from acquisitions, the impact of favorable foreign currency translation and a more favorable mix of products sold in the custom containers segment, partially offset by lower volumes in the custom containers segment and a higher percentage of smaller cans sold in the metal containers segment. Income before interest and income taxes for 2021 increased by $63.7 million, or 12.4 percent, as compared to 2020 primarily as a result of higher unit volumes in the dispensing and specialty closures and metal containers segments, strong operating performance, lower corporate expenses, higher pension income, a more favorable mix of products sold and the pass through of other cost increases in the dispensing and specialty closures segment, lower charges in 2021 from the write-up of inventory for purchase accounting as a result of acquisitions as compared to 2020, the inclusion in the prior year of a charge in the custom containers segment for a non-commercial legal dispute relating to prior periods and lower rationalization charges, partially offset by the unfavorable impact from the lagged pass through to customers of significantly higher resin costs, higher costs largely as a result of labor and supply chain challenges, lower volumes in the custom containers segment and a higher percentage of smaller cans sold in the metal containers segment. Rationalization charges were $15.0 million and $16.0 million for the years ended 2021 and 2020, respectively. Results for 2021 and 2020 also included costs attributed to announced acquisitions of $5.0 million and $19.3 million, respectively and a loss on early extinguishment of debt of $1.4 million and $1.5 million, respectively. Net income in 2021 was $359.1 million as compared to $308.7 million in 2020.
Net Sales. The $755.2 million increase in consolidated net sales in 2021 as compared to 2020 was due to higher net sales across all segments.
Net sales for the dispensing and specialty closures segment in 2021 increased $448.1 million, or 26.2 percent, as compared to 2020. This increase was primarily the result of higher unit volumes of approximately nine percent, the pass through of higher raw material and other manufacturing costs and the impact of favorable foreign currency translation of approximately $23.0 million. The increase in unit volumes was principally the result of the inclusion of volumes from the dispensing operations of the Albéa Dispensing Business which was acquired in June 2020 and the recent acquisitions of Silgan Specialty Packaging and Unicep, as well as strong volumes for beauty, fragrance, beverage and food products. These volume gains were partially offset by a decrease in volumes for hygiene and home cleaning products largely due to the ongoing inventory management throughout the supply chain for those products which had surged in 2020 during the COVID-19 pandemic.
Net sales for the metal containers segment increased $250.0 million, or 9.8 percent, in 2021 as compared to 2020. This increase was primarily a result of the pass through of higher raw material and other manufacturing costs, higher unit volumes of approximately four percent and the impact of favorable foreign currency translation of approximately $9.0 million, partially offset by a higher percentage of smaller cans sold. The increase in unit volumes over record volumes in 2020 was due primarily to continued strong consumer demand levels for food cans and continued growth in pet food products, as well as customer purchases in advance of significant raw material inflation expected in 2022.
Net sales for the custom containers segment in 2021 increased $57.1 million, or 8.8 percent, as compared to 2020. This increase was principally due to the pass through of higher raw material costs, a more favorable mix of products sold and the impact of favorable foreign currency translation of approximately $8.0 million, partially offset by lower volumes of approximately ten percent. The decline in volumes was due primarily to a decrease in volumes for certain consumer health and personal and home care products, partially offset by growth in pet food products.
Gross Profit. Gross profit margin decreased 1.4 percentage points to 16.2 percent in 2021 as compared to 17.6 percent in 2020 primarily due to the mathematical consequence of passing through significant raw material cost inflation during 2021.
Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 1.0 percentage point to 6.7 percent for 2021 as compared to 7.7 percent in 2020. Selling, general and administrative expenses increased $0.4 million in 2021 as compared to 2020. Selling, general and administrative expenses in 2021 included a full year of expenses from the Albéa Dispensing Business and Cobra Plastics which were acquired in June 2020 and February 2020, respectively, and costs attributed to announced acquisitions of $5.0 million in 2021, which were mostly offset by the inclusion in the prior year of costs attributed to announced acquisitions of $19.3 million, one-time plant employee incentive payments and a charge of $3.2 million in the custom containers segment for a non-commercial legal dispute relating to prior periods.
Income before Interest and Income Taxes. Income before interest and income taxes for 2021 increased by $63.7 million as compared to 2020, while margin decreased to 10.1 percent from 10.4 percent over the same periods. The increase in income before interest and income taxes was primarily the result of higher income in each of the segments, lower corporate expenses primarily as a result of lower acquisition related costs and lower rationalization charges. Income before interest and income taxes included rationalization charges of $15.0 million and $16.0 million and costs attributed to announced acquisitions of $5.0 million and $19.3 million in 2021 and 2020, respectively. Segment income margin was negatively impacted by the mathematical consequence of passing through significant raw material cost inflation during the year.
Segment income of the dispensing and specialty closures segment for 2021 increased $37.7 million as compared to 2020, while segment income margin decreased to 12.1 percent from 13.1 percent over the same periods. The increase in segment income was primarily due to higher unit volumes including from acquisitions completed in 2021 and 2020, a more favorable mix of products sold, strong operating performance, the pass through of other cost increases and lower charges from the write-up of inventory from acquisitions for purchase accounting in the current year, partially offset by the unfavorable impact from the delayed pass through of significantly higher resin costs, higher costs associated with labor and supply chain challenges and foreign currency transaction losses. Segment income margin was negatively impacted by the mathematical consequence of passing through significant raw material cost inflation in 2021.
Segment income of the metal containers segment for 2021 increased $7.1 million as compared to 2020, while segment income margin decreased to 9.0 percent from 9.6 percent over the same periods. The increase in segment income was primarily attributable to higher unit volumes, higher pension income, higher foreign currency transaction losses in the prior year and lower rationalization charges, partially offset by operational inefficiencies and higher costs as a result of labor and supply chain challenges, a higher percentage of smaller cans sold and the negative impact of a $1.0 million charge for the write-up of inventory for purchase accounting related to the acquisition of Easytech in 2021. Rationalization charges were $8.9 million and $9.9 million in 2021 and 2020, respectively. Segment income margin was negatively impacted by the mathematical consequence of passing through significant raw material cost inflation in 2021.
Segment income of the custom containers segment for 2021 increased $4.6 million as compared to 2020, while segment income margin decreased to 13.0 percent from 13.5 percent over the same periods. The increase in segment income was primarily attributable to strong operating performance and cost control and the inclusion in the prior year of a $3.2 million charge for a non-commercial legal dispute related to prior periods, partially offset by lower volumes. Segment income margin was negatively impacted by the mathematical consequence of passing through significant raw material cost inflation in 2021.
Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2021 was $108.4 million, an increase of $4.6 million as compared to $103.8 million for 2020 due primarily to higher weighted average outstanding borrowings as a result of the acquisition of the Albéa Dispensing Business in June 2020 and the recent acquisitions completed in the latter half of 2021, partially offset by lower weighted average interest rates during 2021. Loss on early extinguishment of debt was $1.4 million and $1.5 million in 2021 and 2020, respectively.
Provision for Income Taxes. The effective tax rates for 2021 and 2020 were 23.0 percent and 24.2 percent, respectively. The effective tax rate in 2021 was favorably impacted by tax rate changes in certain jurisdictions and more income in lower tax jurisdictions.
YEAR ENDED DECEMBER 31, 2020 COMPARED WITH YEAR ENDED DECEMBER 31, 2019
Overview. Consolidated net sales were $4.92 billion in 2020, representing an 9.6 percent increase as compared to 2019 primarily as a result of higher volumes including from acquisitions and a more favorable mix of products sold in the dispensing and specialty closures segment, partially offset by the pass through of lower raw material costs, the impact from both a continued shift towards smaller metal packages sold and the renewal of certain significant customer contracts at the end of 2019 in the metal containers segment, a less favorable mix of products sold in the custom containers segment and the impact of unfavorable foreign currency translation. Income before interest and income taxes for 2020 increased by $152.9 million, or 42.5 percent, as compared to 2019 primarily as a result of higher volumes and strong operating performance, lower rationalization charges, higher pension income and a more favorable mix of products sold in the dispensing and specialty closures segment, partially offset by higher selling, general and administrative expenses primarily as a result of higher acquisition related costs, the impact from both a continued shift towards smaller metal packages sold and the renewal of certain significant customer contracts in the metal containers segment, the negative impact from the write-up of inventory for purchase accounting as a result of acquisitions completed in 2020 and the unfavorable impact from the lagged pass through to customers of higher resin costs. Rationalization charges were $16.0 million and $56.3 million for the years ended 2020 and 2019, respectively. Results for 2020 and 2019 also included other pension and post retirement income of $38.7 million and $17.8 million, respectively, and a loss on early extinguishment of debt of $1.5 million and $1.7 million, respectively. Net income in 2020 was $308.7 million as compared to $193.8 million in 2019.
Net Sales. The $432.0 million increase in consolidated net sales in 2020 as compared to 2019 was due to higher net sales across all segments.
Net sales for the dispensing and specialty closures segment in 2020 increased $306.8 million, or 21.8 percent, as compared to 2019. This increase was primarily the result of higher unit volumes of approximately eight percent and a more favorable mix of products sold due primarily to strong unit volume growth in dispensing closures, partially offset by the pass through of lower raw material costs and the impact of unfavorable foreign currency translation of approximately $4.0 million. The increase in unit volumes was principally the result of the inclusion of the Albéa Dispensing Business and Cobra Plastics which were acquired in 2020 and strength in volumes for consumer health, hygiene, personal care and food and beverage products. These volume gains were partially offset by weaker demand for certain beauty and fragrance products.
Net sales for the metal containers segment increased $84.8 million, or 3.4 percent, in 2020 as compared to 2019. This increase was primarily a result of higher unit volumes of approximately fourteen percent and the impact of favorable foreign currency translation of approximately $4.0 million, partially offset by the pass through of lower raw material costs, a continued shift towards smaller metal packages sold and the impact from the renewal of certain significant customer contracts at the end of 2019. Record unit volumes in 2020 resulted primarily from higher demand in at-home food consumption.
Net sales for the custom containers segment in 2020 increased $40.4 million, or 6.6 percent, as compared to 2019. This increase was principally due to higher volumes of approximately eleven percent, partially offset by the pass through of lower raw material costs, a less favorable mix of products sold and the impact of unfavorable foreign currency translation of approximately $1.0 million. The increase in volumes was due primarily to higher demand for food and consumer health and hygiene products and continued new business awards.
Gross Profit. Gross profit margin increased 1.7 percentage points to 17.6 percent in 2020 as compared to 15.9 percent in 2019 for the reasons discussed below in "Income before Interest and Income Taxes."
Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased 0.7 percentage points to 7.7 percent for 2020 as compared to 7.0 percent in 2019. Selling, general and administrative expenses increased $62.0 million in 2020 as compared to 2019 primarily as a result of costs attributed to announced acquisitions of $19.3 million, the inclusion of selling, general and administrative expenses from the Albéa Dispensing Business and Cobra Plastics, one-time plant employee incentive payments and a charge of $3.2 million in the custom containers segment for the resolution of a non-commercial legal dispute relating to prior periods.
Income before Interest and Income Taxes. Income before interest and income taxes for 2020 increased by $152.9 million as compared to 2019, and margin increased to 10.4 percent from 8.0 percent over the same periods. The increase in income before interest and income taxes was primarily the result of higher segment income in each of the segments and lower rationalization charges, partially offset by higher selling, general and administrative expenses and the $3.5 million charge for the write-up of inventory for purchase accounting as a result of acquisitions completed in 2020. Income before interest and income taxes included rationalization charges of $16.0 million and $56.3 million and costs attributed to announced acquisitions of $19.3 million and $1.8 million in 2020 and 2019, respectively.
Segment income of the dispensing and specialty closures segment for 2020 increased $50.9 million as compared to 2019, and segment income margin increased to 13.1 percent from 12.3 percent over the same periods. The increase in segment income and segment income margin was primarily due to higher unit volumes including from acquisitions completed in 2020, a more favorable mix of products sold, strong operating performance and higher pension income, partially offset by the negative impact of a $3.5 million charge for the write-up of inventory for purchase accounting as a result of acquisitions completed in 2020.

Segment income of the metal containers segment for 2020 increased $86.6 million as compared to 2019, and segment income margin increased to 9.6 percent from 6.5 percent over the same periods. The increase in segment income and segment income margin was primarily attributable to higher unit volumes, $39.5 million of lower rationalization charges, strong operating performance and higher pension income. These increases were partially offset by the impact from both a continued shift towards smaller metal packages sold and the renewal of certain significant customer contracts at the end of 2019. Rationalization charges were $9.9 million and $49.4 million in 2020 and 2019, respectively. Rationalization charges in 2019 were incurred primarily in connection with the shutdown of two manufacturing facilities and the resulting withdrawal from the Central States Pension Plan.
Segment income of the custom containers segment for 2020 increased $38.9 million as compared to 2019, and segment income margin increased to 13.5 percent from 8.0 percent over the same periods. The increase in segment income and segment income margin was primarily attributable to higher volumes, strong operating performance and lower manufacturing costs and higher pension income, partially offset by the unfavorable impact of a charge of $3.2 million for the resolution of a non-commercial legal dispute relating to prior periods and the unfavorable impact from the lagged pass through to customers of higher resin costs.
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
In November 2021, we further amended our Credit Agreement to extend maturity dates by more than three years, increase our multi-currency revolving loan facility from $1.2 billion to $1.5 billion, borrow $1.0 billion in new term loans to refinance outstanding term and revolving loans under our Credit Agreement that were used to fund the purchase prices for the three recent acquisitions completed in 2021 and the acquisition of the Albéa Dispensing Business in 2020, and provide us with additional flexibility with regard to our strategic initiatives. Accordingly, we now have a $1.5 billion multi-currency revolving loan facility, which we can use for working capital and other general corporate purposes, including acquisitions, stock repurchases, refinancings and repayments of other debt, and $1.0 billion of outstanding new term loans under our Credit Agreement. As a result of the repayment of term and revolving loans under our Credit Agreement in connection with this amendment to our Credit Agreement, we recorded a pre-tax charge for the loss on early extinguishment of debt of $0.5 million in 2021.
We used aggregate revolving loan borrowings under our Credit Agreement of $747.9 million to fund the purchase price for our acquisitions of Silgan Specialty Packaging, Unicep and Easytech in September and October 2021.
On, February 1, 2021, we amended our Credit Agreement to provide us with additional flexibility to, among other things, issue new senior secured notes. On February 10, 2021, we issued $500.0 million aggregate principal amount of the 1.4% Notes at 99.945 percent of their principal amount. The proceeds from the sale of the 1.4% Notes were $499.7 million. We used the proceeds from the sale of the 1.4% Notes to prepay $500.0 million of outstanding incremental term loans under our Credit Agreement that were used to fund the purchase price for the Albéa Dispensing Business. We paid the initial purchasers' discount and offering expenses related to the sale of the 1.4% Notes with cash on hand. As a result of this prepayment, we recorded a pre-tax charge for the loss on early extinguishment of debt of $0.9 million in 2021 for the write-off of unamortized debt issuance costs.

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
On November 12, 2019, we issued $400.0 million aggregate principal amount of the 4⅛% Notes and used the net proceeds therefrom to repay outstanding revolving loans under our Credit Agreement at that time, including revolving loans used to redeem the 5½% Notes.
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
You should also read Notes 3, 9 and 18 to our Consolidated Financial Statements for the year ended December 31, 2021 included elsewhere in this Annual Report with regard to our debt.
In 2021, we used proceeds from new term loans under our Credit Agreement of $1.0 billion and from the issuance of the 1.4% Notes of $499.7 million, cash provided by operating activities of $556.8 million and increases in outstanding checks of $141.7 million to fund repayments of long-term debt of $900.0 million, the purchase price for the acquisitions of Silgan Specialty Packaging, Unicep and Easytech for an aggregate $745.7 million, net capital expenditures and other investing activities of $230.3 million, dividends paid on our common stock of $62.5 million, debt issuance costs of $11.1 million, net repayments of revolving loans of $10.6 million, repurchases of our common stock of $8.6 million under our stock-based compensation plan and to increase cash and cash equivalents (including the negative effect of exchange rate changes of $7.5 million) by $221.9 million.
In 2020, we used net proceeds of $1,639.7 million from the issuance of the 2¼% Notes and the additional 4⅛% Notes and from the incremental term loans borrowed under our Credit Agreement, cash provided by operating activities of $602.5 million and increases in outstanding checks of $5.2 million to fund the purchase price for the acquisitions of the Albéa Dispensing Business and Cobra Plastics for an aggregate $940.9 million, repayments of long-term debt of $766.2 million, net capital expenditures and other investing activities of $222.3 million, dividends paid on our common stock of $53.6 million, repurchases of our common stock of $42.1 million, net repayments of revolving loans of $12.8 million and debt issuance costs of $10.3 million and to increase cash and cash equivalents (including the positive effect of exchange rate changes of $6.5 million) by $205.7 million.
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
At December 31, 2021, we had $3,815.4 million of total consolidated indebtedness and cash and cash equivalents on hand of $631.4 million. In addition, at December 31, 2021, we had outstanding letters of credit of $19.8 million and no outstanding revolving loan borrowings under our Credit Agreement.

Under our Credit Agreement, we have available to us $1.5 billion of revolving loans under a multi-currency revolving loan facility. Revolving loans under our Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and refinancings and repayments of other debt. Revolving loans may be borrowed, repaid and reborrowed under the revolving loan facilities from time to time until November 9, 2026. At December 31, 2021, after taking into account outstanding letters of credit of $19.8 million, borrowings available under the revolving loan facilities of our Credit Agreement were $1.48 billion. Under our Credit Agreement, we also have available to us an uncommitted multi-currency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided in our Credit Agreement), which may take the form of one or more incremental term loan facilities, increased commitments under the revolving loan facilities and/or incremental indebtedness in the form of senior secured loans and/or notes, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness. You should also read Notes 3, 9 and 18 to our Consolidated Financial Statements for the year ended December 31, 2021 included elsewhere in this Annual Report.

Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales. As is common in the packaging industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. Our peak seasonal working capital requirements have historically averaged approximately $350.0 million and were generally funded with revolving loans under our senior secured credit facility, other foreign bank loans and cash on hand. For 2022, we expect to fund our seasonal working capital requirements with cash on hand, revolving loans under our Credit Agreement and foreign bank loans. We may use the available portion of revolving loans under our Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and refinancing and repayments of other debt.
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
For our customer-based SCF arrangements, we negotiate the terms of such SCF arrangements with the applicable financial institutions providing such SCF arrangements independent of our agreements with our customers. Under such SCF arrangements, we elect to sell our receivables for the applicable customer to the applicable financial institution on a non-recourse basis at a discount or credit spread based upon the creditworthiness of such customer. Such customer is then obligated to pay the applicable financial institution with respect to such receivables on their due date. Upon any such sale, we no longer have any credit risk with respect to such receivables, and we will have accelerated our receipt of cash in respect of such receivables thereby reducing our net working capital. Payments in respect of receivables sold under such SCF arrangements are reflected in net cash provided by operating activities in our Consolidated Statements of Cash Flows. Separate from such SCF arrangements, we generally maintain the contractual right with customers in respect of which we have entered into SCF arrangements to require shorter payment terms or require our customers to negotiate shorter payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Approximately 20 percent and 19 percent of our annual net sales for the years ended December 31, 2021 and 2020, respectively, were subject to customer-based SCF arrangements. Based on our estimate, we improved our days sales outstanding by approximately twelve days for 2021 as a result of such customer-based SCF arrangements.

For our suppliers, we believe that we negotiate the best terms possible, including payment terms. In connection therewith, we initiated a SCF program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. A participating supplier negotiates its receivables sale arrangements directly with the financial institution under this SCF program. While we are not party to, and do not participate in the negotiation of, such arrangements, such financial institution allows a participating supplier to utilize our creditworthiness in establishing a credit spread in respect of the sale of its receivables from us as well as other applicable terms. This may provide a supplier with more favorable terms than it would be able to secure on its own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in this SCF program and reaches an agreement with the financial institution, the supplier independently elects which individual invoices to us that they sell to the financial institution. All of our payments to a participating supplier are paid to the financial institution on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to the financial institution. The financial institution then pays the supplier on the invoice due date under our agreement with such supplier for any invoices not previously sold by the supplier to the financial institution. Amounts due to a supplier that elects to participate in this SCF program are included in accounts payable in our Consolidated Balance Sheet, and the associated payments are reflected in net cash provided by operating activities in our Consolidated Statements of Cash Flows. Separate from this SCF program, we and suppliers who participate in this SCF program generally maintain the contractual right to require the other to negotiate in good faith the existing payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Approximately 12 percent and 14 percent of our Cost of Goods Sold in our Consolidated Statements of Income for the years ended December 31, 2021 and 2020, respectively, were subject to this SCF program. At December 31, 2021, outstanding trade accounts payables subject to this SCF program were approximately $325 million.

Certain economic developments such as changes in interest rates, general market liquidity or the creditworthiness of customers relative to us could impact our participation in customer-based SCF arrangements. Future changes in our suppliers’ financing policies or certain economic developments, such as changes in interest rates, general market conditions or liquidity or our creditworthiness relative to a supplier could impact a supplier’s participation in our supplier SCF program and/or our ability to negotiate favorable payment terms with suppliers. However, any such impacts are difficult to predict. If such supply chain financing arrangements ended or suppliers otherwise change their payment terms, our net working capital would likely increase although because of numerous variables we cannot predict the amount of any such increase, and it would be necessary for us to fund such net working capital increase using cash on hand or revolving loans under our Credit Agreement or other indebtedness.
On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021. Pursuant to this authorization, we did not repurchase any shares of our common stock in 2021. In 2020, we repurchased an aggregate of 1,088,263 shares of our common stock at an average price per share of $32.96, for a total purchase price of $35.9 million. In 2019, we repurchased an aggregate of 407,540 shares of our common stock at an average price per share of $29.70, for a total purchase price of $12.1 million.
In addition to our operating cash needs and excluding any impact from acquisitions, we believe our cash requirements over the next few years will consist primarily of:
•capital expenditures of approximately $280.0 million in 2022, and thereafter annual capital expenditures of approximately $250 million to $280 million which may increase as a result of specific growth or specific cost savings projects;
•principal payments of bank term loans and revolving loans under our Credit Agreement and other outstanding debt agreements and obligations (excluding finance leases) of $17.5 million in 2022, $53.6 million in 2023, $103.8 million in 2024, $1,141.9 million in 2025, and $2,429.8 million thereafter.
•cash payments for quarterly dividends on our common stock as approved by our Board of Directors;
•annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2021 were not significant);
•our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and term loans under our Credit Agreement, which bear fluctuating rates of interest, the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes;
•payments of approximately $125 million for federal, state and foreign tax liabilities in 2022, which may increase annually thereafter; and
•payments for pension benefit plan contributions, which are not expected to be significant based on the fact that our domestic pension plans were more than 100 percent funded at December 31, 2021.
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
Our Credit Agreement contains restrictive covenants that, among other things, limit our ability to incur debt, sell assets and engage in certain transactions. The indentures governing the 4¾% Notes and the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes contain certain covenants that generally restrict our ability to create liens, engage in sale and leaseback transactions, issue guarantees and consolidate, merge or sell assets. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2022 with all of these covenants.

CONTRACTUAL OBLIGATIONS
Our contractual cash obligations at December 31, 2021 are provided below:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations(1)	$3,746.6	$17.5	$157.4	$1,743.7	$1,828.0
Interest on fixed rate debt(1)	390.2	83.6	166.9	92.7	47.0
Interest on variable rate debt(2)	84.2	20.0	31.4	23.5	9.3
Operating lease obligations(3)	290.9	53.0	89.1	60.9	87.9
Finance lease obligations(3)	89.9	6.3	35.1	5.9	42.6
Purchase obligations(4)	38.1	38.1	—	—	—
Other pension and postretirement benefit obligations(5)(6)	69.0	4.6	9.0	8.8	46.6
Total	$4,708.9	$223.1	$488.9	$1,935.5	$2,061.4
 ______________________
(1)On February 24, 2022, we gave irrevocable notice to the holders of the 4¾% Notes for the redemption by us of all outstanding 4¾% Notes on March 28, 2022. These amounts do not give effect to such redemption.
(2)These amounts represent expected cash payments of interest on our variable rate long-term debt under our Credit Agreement, after taking into consideration our interest rate swap agreements, at prevailing interest rates and foreign currency exchange rates at December 31, 2021.
(3)Operating and finance lease obligations include imputed interest.
(4)Purchase obligations represent commitments for capital expenditures of $38.1 million. Obligations that are cancellable without penalty are excluded.
(5)Other pension obligations consist of annual cash expenditures for the withdrawal liability related to the Central States Pension Plan through 2040 and other postretirement benefit obligations which have been actuarially determined through the year 2031.
(6)Based on current legislation and the current funded status of our domestic pension benefit plans, there are no significant minimum required contributions to our pension benefit plans in 2022.
At December 31, 2021, we also had outstanding letters of credit of $19.8 million that were issued under our Credit Agreement.
You should also read Notes 4, 9, 10, 11, 12 and 18 to our Consolidated Financial Statements for the year ended December 31, 2021 included elsewhere in this Annual Report.
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
Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2021, we had $3,815.4 million of indebtedness outstanding, of which $1,013.4 million bore interest at floating rates. Historically, we have entered into interest rate swap agreements to mitigate the effect of interest rate fluctuations. As of December 31, 2021, we have two U.S. dollar interest rate swap agreements outstanding, each for $50.0 million notional principal amount, which mature in 2023. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

GUARANTEED SECURITIES

Each of the 4¾% Notes, the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes were issued by us and are guaranteed by our U.S. subsidiaries that also guarantee our obligations under the Credit Agreement, collectively the Obligor Group.

The following summarized financial information relates to the Obligor Group as of and for the year ended December 31, 2021. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in our subsidiaries that are not part of the Obligor Group of $1.4 billion as of December 31, 2021 are not included in noncurrent assets in the table below.

2021
(Dollars in millions)

Current assets	$1,506.9
Noncurrent assets	4,159.9
Current liabilities	1,159.2
Noncurrent liabilities	4,392.4

At December 31, 2021, the Obligor Group held current receivables due from other subsidiary companies of $70.5 million; long-term notes receivable due from other subsidiary companies of $782.4 million; and current payables due to other subsidiary companies of $7.3 million.

Year ended
December 31, 2021
(Dollars in millions)

Net sales	$4,199.7
Gross profit	588.9
Net income	271.8

For the year ended December 31, 2021, net income in the table above excludes income from equity method investments of other subsidiary companies of $87.3 million. For the year ended December 31, 2021, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $39.6 million; net credits from such other subsidiary companies of $28.4 million; and net interest income from such other subsidiary companies of $20.0 million. For the year ended December 31, 2021, the Obligor Group received dividends from other subsidiary companies of $27.4 million.
RATIONALIZATION CHARGES
In June 2019, we announced a footprint optimization plan for our metal containers business, which included the closing of our metal container manufacturing facilities in Mt. Vernon, Missouri and Waupun, Wisconsin in the fourth quarter of 2019. These plant closings, in conjunction with the prior ratification of a new labor agreement at our Menomonee Falls, Wisconsin metal container manufacturing facility that provided for the withdrawal for that facility from the Central States Pension Plan, resulted in our complete withdrawal from the Central States Pension Plan. We estimate net rationalization charges for this plan of $3.5 million for the plant closings and $62.0 million for the withdrawal from the Central States Pension Plan. We recorded total rationalization charges for this plan of $1.3 million, $4.1 million and $46.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Rationalization charges in 2019 were largely to recognize the present value of the estimated withdrawal liability related to the Central States Pension Plan. Remaining expenses and cash expenditures for the plant closings are not expected to be significant. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.0 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually through 2040.
We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $9.9 million, $13.0 million and $8.7 million in 2021, 2020 and 2019, respectively. Exclusive of the footprint optimization plan for our metal containers business and withdrawal from the Central States Pension Plan as discussed above, additional remaining cash spending under our rationalization plans are expected to be $4.0 million. You should also read Note 4 to our Consolidated Financial Statements for the year ended December 31, 2021 included elsewhere in this Annual Report.
CRITICAL ACCOUNTING ESTIMATES
U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for pension expense and obligations and rationalization charges and testing goodwill and other intangible assets with indefinite lives for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2021 and the accompanying notes included elsewhere in this Annual Report.
Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension benefit plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense, while an increase in the discount rate decreases the present value of benefit obligations and decreases pension expense. A 25 basis point change in the discount rate would have a countervailing impact on our annual pension expense by approximately $1.4 million. For 2021, we increased our domestic discount rate to 2.9 percent from 2.5 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our pension benefit plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 25 basis point change in the expected long-term rate of return on plan assets would have a countervailing impact on our annual pension expense by approximately $2.6 million. Our expected long-term rate of return on plan assets will decrease from 8.5 percent to 6.9 percent in 2022 due to changes in our investment allocations for our pension benefit plans effected in early 2022.
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
Goodwill and other intangible assets with indefinite lives are reviewed for impairment each year and more frequently if circumstances indicate a possible impairment. Our tests for goodwill impairment require us to make certain assumptions to determine the fair value of our reporting units. In 2021, we calculated the fair value of our reporting units using the market approach, which required us to estimate future expected earnings before interest, income taxes, depreciation and amortization, or EBITDA, and estimate EBITDA market multiples using publicly available information for each of our reporting units. Developing these assumptions requires the use of significant judgment and estimates. Actual results may differ from these forecasts. If an impairment were to be identified, it could result in additional expense recorded in our consolidated statements of income.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risks relating to our operations result primarily from changes in interest rates and, with respect to our international dispensing and specialty closures and metal container operations and our Canadian custom container operations, from foreign currency exchange rates. In the normal course of business, we also have risk related to commodity price changes for items such as natural gas. We employ established policies and procedures to manage our exposure to these risks. Interest rate, foreign currency and commodity pricing transactions are used only to the extent considered necessary to meet our objectives. We do not utilize derivative financial instruments for trading or other speculative purposes.
INTEREST RATE RISK
Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2021, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 20 percent of our average outstanding total debt. At December 31, 2021, our outstanding variable rate debt, after taking into account interest rate swap agreements, was approximately 24 percent of our outstanding total debt. Over the course of the year, we also borrow revolving loans under our revolving loan facilities which bear interest at variable rates to fund our seasonal working capital needs. From time to time, we manage a portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. As of December 31, 2021, we have two U.S. dollar interest rate swap agreements outstanding, each for $50.0 million notional principal amount, which mature in 2023. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We entered into these agreements with banks under our Credit Agreement, and our obligations under these agreements were guaranteed and secured on a pari passu basis with our obligations under our Credit Agreement. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. You should also read Notes 9 and 10 to our Consolidated Financial Statements for the year ended December 31, 2021 included elsewhere in this Annual Report.
Based on the average outstanding amount of our variable rate indebtedness in 2021, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2021 interest expense by an aggregate of approximately $7.0 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2021.
FOREIGN CURRENCY EXCHANGE RATE RISK
Currently, we conduct a portion of our manufacturing and sales activity outside the United States, primarily in Europe. In an effort to minimize foreign currency exchange risk, we have financed our acquisitions of our European operations primarily with borrowings denominated in Euros. We also have operations in Canada, Mexico, Asia and South America that are not considered significant to our consolidated financial statements. Where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. In addition, we are exposed to gains and losses from limited transactions of our operations denominated in a currency other than the functional currency of such operations. We are also exposed to possible losses in the event of a currency devaluation in any of the foreign countries where we have operations. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2021 included elsewhere in this Annual Report.
COMMODITY PRICING RISK

We purchase raw materials for our products such as metal and resins. These raw materials are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these raw materials due to our ability to pass on price changes to our customers.
We also purchase commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. The total fair value of our natural gas swap agreements in effect at December 31, 2021 and 2020 and during such years was not significant. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2021 included elsewhere in this Annual Report.

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
In 2021, we acquired Silgan Specialty Packaging, Unicep and Easytech. You should read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2021 included elsewhere in this Annual Report for further information on these acquisitions. We are currently in the process of integrating the internal controls and procedures of Silgan Specialty Packaging, Unicep and Easytech into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the SEC, we will include the internal controls and procedures of Silgan Specialty Packaging, Unicep and Easytech in our annual assessment of the effectiveness of our internal control over financial reporting for our 2022 fiscal year.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, except for the internal controls of Silgan Specialty Packaging, Unicep and Easytech, which constituted in the aggregate 3 percent of our total assets, excluding goodwill and other intangible assets, net, as of December 31, 2021 and 1 percent of our consolidated net sales for the year then ended. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP (PCAOB ID: 42), our independent registered public accounting firm, and Ernst & Young LLP has issued an attestation report on our internal control over financial reporting which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF SILGAN HOLDINGS INC.
OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Silgan Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Silgan Specialty Packaging, Unicep and Easytech, which are included in the 2021 consolidated financial statements of the Company and constituted in the aggregate three percent of total assets, excluding goodwill and other intangible assets, net, as of December 31, 2021 and one percent of consolidated net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Silgan Specialty Packaging, Unicep and Easytech.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Stamford, Connecticut
February 24, 2022

ITEM 9B. OTHER INFORMATION.
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2022.
ITEM 11. EXECUTIVE COMPENSATION.
The information with respect to executive compensation required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2022.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
FINANCIAL STATEMENTS:

SCHEDULE:

II.	Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019	F-44
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

3.5
Amendment to the Amended and Restated Certificate of Incorporation of Silgan Holdings Inc. to permit an increase in the size of the Board of Directors for a period of time (incorporated by reference to Exhibit 3.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, Commission File No. 000-22117).

3.6	Amended and Restated By-laws of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, dated June 13, 2006, Commission File No. 000-22117).

3.7
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

*4.3
Second Supplemental Indenture to the Indenture, dated as of February 13, 2017, with respect to the 4¾% Senior Notes due 2025 and the 3¼% Senior Notes due 2025, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent in respect of the 3¼% Senior Notes due 2025, and Elavon Financial Services DAC, as registrar and transfer agent in respect of the 3¼% Senior Notes due 2025.

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

4.6
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

*4.9
Third Supplemental Indenture to the Indenture, dated as of November 12, 2019, with respect to the 4⅛% Senior Notes due 2028, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc. and U.S. Bank National Association, as trustee.

4.10	Form of Silgan Holdings Inc. 4⅛% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 filed with our Current Report on Form 8-K, dated November 12, 2019, Commission File No. 000-22117).

4.11
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

4.12
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

*4.13
Second Supplemental Indenture to the Indenture, dated as of February 26, 2020, with respect to the 2¼% Senior Notes due 2028, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent in respect of the 2¼% Senior Notes due 2028, and Elavon Financial Services DAC, as registrar and transfer agent in respect of the 2¼% Senior Notes due 2028.

4.14	Form of Silgan Holdings Inc. 2¼% Senior Note due 2028 (incorporated by reference to Exhibit 4.5 filed with our Current Report on Form 8-K, dated February 26, 2020, Commission File No. 000-22117).

4.15
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

*4.16
First Supplemental Indenture to the Indenture, dated as of February 10, 2021, with respect to the 1.4% Senior Secured Notes due 2026, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc. and Computershare Trust Company, N.A., as agent for Wells Fargo Bank, National Association, as trustee and collateral agent.

4.17
Form of Silgan Holdings Inc. 1.4% Senior Secured Note due 2026 (incorporated by reference to Exhibit 4.2 filed with our Current Report on Form 8-K, dated February 12, 2021, Commission File No. 000-22117).

4.18	Description of Securities (incorporated by reference to Exhibit 4.11 filed with our Annual Report on Form 10-K for the year ended December 31, 2019, Commission File No. 000-22117).

Exhibit Number	Description

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

10.5
Third Amendment to Amended and Restated Credit Agreement, dated as of November 9, 2021, among Silgan Holdings Inc., Silgan Containers LLC, Silgan Plastics LLC, Silgan Containers Manufacturing Corporation, the other Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated November 12, 2021, Commission File No. 000-22117).

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

+10.10
Officer Agreement, dated August 31, 2015, between Silgan Plastics LLC. and Jay A. Martin (incorporated by reference to Exhibit 10.9 filed with our Annual Report on Form 10-K for the year ended December 31, 2020, Commission File No. 000-22117).

+10.11
Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.19 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

Exhibit Number	Description

+10.12
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

+10.14
Amendment to the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, Commission File No. 000-22117).

+10.15
Second Amendment to the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, Commission File No. 000-22117).

+10.16
Form of Option Agreement (Employee) under the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.17
Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 filed with our Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 000-22117).

+10.18
Form of Restricted Stock Unit Agreement (Director) under the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 filed with our Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 000-22117).

+10.19
Silgan Containers Corporation Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.4 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.20
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

10.24
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

*21	Subsidiaries of the Registrant.

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities

*23	Consent of Ernst & Young LLP.

Exhibit Number	Description

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
___________________
*Filed herewith.
+ Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILGAN HOLDINGS INC.

Date: February 24, 2022	By:	/s/ Adam J. Greenlee
Adam J. Greenlee
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. Allott	Chairman of the Board	February 24, 2022
(Anthony J. Allott)

/s/ Leigh J. Abramson	Director	February 24, 2022
(Leigh J. Abramson)

/s/ William T. Donovan	Director	February 24, 2022
(William T. Donovan)

/s/ Kimberly A. Fields	Director	February 24, 2022
(Kimberly A. Fields)

/s/ D. Greg Horrigan	Director	February 24, 2022
(D. Greg Horrigan)

/s/ Joseph M. Jordan	Director	February 24, 2022
(Joseph M. Jordan)

/s/ Brad A. Lich	Director	February 24, 2022
(Brad A. Lich)

/s/ R. Philip Silver	Director	February 24, 2022
(R. Philip Silver)

/s/ Adam J. Greenlee	President and	February 24, 2022
(Adam J. Greenlee)	Chief Executive Officer
(Principal Executive Officer)

/s/ Robert B. Lewis	Executive Vice President and	February 24, 2022
(Robert B. Lewis)	Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Silgan Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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

Valuation of Goodwill

Description of the Matter
At December 31, 2021, the Company’s goodwill was $2.0 billion. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment each year and more frequently if circumstances indicate a possible impairment.

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

Valuation of Intangible Assets from Acquisitions

Description of the Matter
As described in Note 3 to the consolidated financial statements, during the year ended December 31, 2021, the Company completed three acquisitions for total consideration of $747.9 million, net of cash acquired. The transactions were accounted for under the acquisition method of accounting whereby the total purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities.

Auditing the Company's accounting for the Silgan Specialty Packaging and Unicep acquisitions required complex auditor judgment due to the significant estimation uncertainty inherent in determining the fair value of identified intangible assets for acquired customer relationships. The significant estimation uncertainty was primarily due to the judgmental nature of the inputs to the valuation techniques used to measure the fair value of these customer relationships as well as the sensitivity of the respective fair values to the underlying significant assumptions. The significant assumptions used to estimate the fair value of the acquired customer relationships included discount rates, revenue growth rates, and operating margins. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the valuation of intangible assets from the acquisitions. For example, we tested controls over management's review of the valuation models and the significant assumptions described above.

To test the estimated fair value of the acquired customer relationships we performed audit procedures that included, among others, assessing the appropriateness of the valuation methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company. For example, we compared the revenue growth rates and operating margins to the historical results of the acquired businesses. We further performed sensitivity analyses to evaluate the changes in the fair value of the acquired customer relationships that would result from changes in the significant assumptions. In addition, we involved internal valuation specialists to assist us in our evaluation of the valuation methodologies and certain significant assumptions used by the Company.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1987.
Stamford, Connecticut

February 24, 2022

SILGAN HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020
(Dollars in thousands, except share and per share data)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$631,439	$409,481
Trade accounts receivable, less allowances of $6,700 and $6,803, respectively	711,332	619,535
Inventories	798,837	677,534
Prepaid expenses and other current assets	154,241	92,643
Total current assets	2,295,849	1,799,193

Property, plant and equipment, net	1,993,877	1,840,758
Goodwill	2,038,408	1,741,496
Other intangible assets, net	830,772	637,208
Other assets, net	611,940	492,931
	$7,770,846	$6,511,586

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$20,251	$28,036
Trade accounts payable	1,133,318	802,541
Accrued payroll and related costs	109,279	130,088
Accrued liabilities	245,674	230,955
Total current liabilities	1,508,522	1,191,620

Long-term debt	3,772,926	3,223,217
Deferred income taxes	435,252	355,995
Other liabilities	491,450	487,881

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value per share; 400,000,000 shares authorized, 175,112,496 shares issued and 110,410,229 and 110,057,027 shares outstanding, respectively)	1,751	1,751
Paid-in capital	325,448	306,363
Retained earnings	2,691,745	2,395,395
Accumulated other comprehensive loss	(259,828)	(260,953)
Treasury stock at cost (64,702,267 and 65,055,469 shares, respectively)	(1,196,420)	(1,189,683)
Total stockholders’ equity	1,562,696	1,252,873
	$7,770,846	$6,511,586

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2021, 2020 and 2019
(Dollars in thousands, except per share data)

	2021	2020	2019
Net sales	$5,677,105	$4,921,943	$4,489,927
Cost of goods sold	4,758,689	4,054,544	3,776,183
Gross profit	918,416	867,399	713,744
Selling, general and administrative expenses	378,105	377,676	315,703
Rationalization charges	15,010	16,031	56,351
Other pension and postretirement income	(50,812)	(38,694)	(17,796)
Income before interest and income taxes	576,113	512,386	359,486
Interest and other debt expense before loss on early extinguishment of debt	108,428	103,827	105,674
Loss on early extinguishment of debt	1,372	1,481	1,676
Interest and other debt expense	109,800	105,308	107,350
Income before income taxes	466,313	407,078	252,136
Provision for income taxes	107,232	98,356	58,322
Net income	$359,081	$308,722	$193,814

Basic net income per share	$3.25	$2.79	$1.75
Diluted net income per share	$3.23	$2.77	$1.74

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2021, 2020 and 2019
(Dollars in thousands)

	2021	2020	2019
Net income	$359,081	$308,722	$193,814
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and net actuarial losses, net of tax (provision) benefit of $(18,850), $11,007 and $(2,540), respectively	49,130	(29,502)	15,364
Change in fair value of derivatives, net of tax (provision) benefit of $(725), $461 and $683, respectively	2,329	(1,474)	(2,174)
Foreign currency translation, net of tax (provision) benefit of $(9,695), $15,692 and $(1,559), respectively	(50,334)	29,765	(4,124)
Other comprehensive income (loss)	1,125	(1,211)	9,066
Comprehensive income	$360,206	$307,511	$202,880

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2021, 2020 and 2019
(Dollars and shares in thousands, except per share data)

	2021	2020	2019
Common stock - shares outstanding
Balance at beginning of period	110,057	110,780	110,430
Net issuance of treasury stock for vested restricted stock units	353	365	758
Repurchases of common stock	—	(1,088)	(408)
Balance at end of period	110,410	110,057	110,780

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751
Paid-in capital
Balance at beginning of period	306,363	289,422	276,062
Stock compensation expense	20,921	18,780	17,078
Net issuance of treasury stock for vested restricted stock units	(1,836)	(1,839)	(3,718)
Balance at end of period	325,448	306,363	289,422
Retained earnings
Balance at beginning of period	2,395,395	2,141,302	1,997,785
Net income	359,081	308,722	193,814
Dividends declared on common stock	(62,731)	(53,964)	(49,704)
Adoption of accounting standards update related to credit losses in 2020 and leases in 2019	—	(665)	(593)
Balance at end of period	2,691,745	2,395,395	2,141,302
Accumulated other comprehensive loss
Balance at beginning of period	(260,953)	(259,742)	(268,808)
Other comprehensive income (loss)	1,125	(1,211)	9,066
Balance at end of period	(259,828)	(260,953)	(259,742)
Treasury stock
Balance at beginning of period	(1,189,683)	(1,149,411)	(1,125,525)
Net issuance of treasury stock for vested restricted stock units	(6,737)	(4,382)	(11,774)
Repurchases of common stock	—	(35,890)	(12,112)
Balance at end of period	(1,196,420)	(1,189,683)	(1,149,411)
Total stockholders' equity	$1,562,696	$1,252,873	$1,023,322

Dividends declared on common stock per share	$0.56	$0.48	$0.44

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2021, 2020 and 2019
(Dollars in thousands)

	2021	2020	2019
Cash flows provided by (used in) operating activities:
Net income	$359,081	$308,722	$193,814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	250,360	219,098	206,483
Amortization of debt discount and debt issuance costs	5,568	4,543	3,463
Rationalization charges	15,010	16,031	56,351
Stock compensation expense	20,921	18,780	17,078
Loss on early extinguishment of debt	1,372	1,481	1,676
Deferred income tax provision (benefit)	59,577	24,119	(20,859)
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(81,473)	(49,415)	3,800
Inventories	(109,548)	11,363	53
Trade accounts payable	171,972	21,303	16,453
Accrued liabilities	(30,293)	38,361	13,950
Other, net	(105,706)	(11,879)	15,093
Net cash provided by operating activities	556,841	602,507	507,355
Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	(745,670)	(940,875)	—
Capital expenditures	(232,264)	(224,177)	(230,944)
Other, net	1,975	1,868	854
Net cash used in investing activities	(975,959)	(1,163,184)	(230,090)
Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	1,185,437	1,041,709	1,194,120
Repayments under revolving loans	(1,196,064)	(1,054,520)	(1,292,280)
Changes in outstanding checks – principally vendors	141,647	5,199	(4,664)
Proceeds from issuance of long-term debt	1,499,725	1,639,661	400,000
Repayments of long-term debt	(900,000)	(766,170)	(359,432)
Debt issuance costs	(11,073)	(10,265)	(4,825)
Dividends paid on common stock	(62,495)	(53,643)	(50,840)
Repurchase of common stock	(8,573)	(42,111)	(27,604)
Net cash provided by (used in) financing activities	648,604	759,860	(145,525)

Effect of exchange rate changes on cash and cash equivalents	(7,528)	6,474	(735)

Cash and cash equivalents:
Net increase	221,958	205,657	131,005
Balance at beginning of year	409,481	203,824	72,819
Balance at end of year	$631,439	$409,481	$203,824

Interest paid, net	$101,665	$89,535	$108,798
Income taxes paid, net of refunds	94,426	120,959	40,650

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business. Silgan Holdings Inc., or Silgan, and its subsidiaries conduct business in three segments: dispensing and specialty closures; metal containers; and custom containers. Our dispensing and specialty closures segment manufactures and sells dispensing systems and specialty closures for food, beverage, health care, garden, home, personal care, fragrance and beauty products. Our metal containers segment is engaged in the manufacture and sale of steel and aluminum containers for human and pet food and general line products. Our custom containers segment manufactures and sells custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products. Our dispensing and specialty closures segment has operating facilities in North and South America, Europe and Asia. Our metal containers segment has operating facilities in North America, Europe and Asia. Our custom containers segment has operating facilities in North America.
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
Inventories. Inventories are valued at the lower of cost or net realizable value. Cost for inventories of certain portions of our dispensing and specialty closures segment and of domestic inventories of our metal containers segment is principally determined on the last-in, first-out basis, or LIFO. Cost for inventories of certain portions of our dispensing and specialty closures segment and of our custom containers segment is principally determined on the first-in, first-out basis, or FIFO. Cost for inventories of certain portions of our dispensing and specialty closures segment and of foreign inventories of our metal containers segment is principally determined on the average cost method.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

Goodwill and Other Intangible Assets, Net. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that goodwill and other indefinite-lived intangible assets were not impaired in our annual assessment performed during the third quarter. Definite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. Customer relationships have a weighted average life of approximately 21 years. Other definite-lived intangible assets consist primarily of trade names and technology know-how and have a weighted average life of approximately 8 years.
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
We utilize certain derivative financial instruments to manage a portion of our interest rate and natural gas cost exposures. We generally limit our use of derivative financial instruments to interest rate and natural gas swap agreements. We do not engage in trading or other speculative uses of these derivative financial instruments. For a financial instrument to qualify as a hedge, we must be exposed to interest rate or price risk, and the financial instrument must reduce the exposure and be designated as a hedge. Financial instruments qualifying for hedge accounting must maintain a high correlation between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.
We also utilize certain internal hedging strategies to minimize our foreign currency exchange rate risk. Net investment hedges that qualify for hedge accounting result in the recognition of foreign currency gains or losses, net of tax, in accumulated other comprehensive loss.
Income Taxes. We account for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment of such change. No provision is made for U.S. income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested. The minimum tax on foreign earnings, more commonly referred to as the tax on Global Intangible Low-Taxed Income, is accounted for as a component of current income tax expense.
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
December 31, 2021, 2020 and 2019

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

    Revenues by segment were as follows:

	2021	2020	2019
	(Dollars in thousands)
Dispensing and Specialty Closures	$2,160,484	$1,712,433	$1,405,611
Metal Containers	2,808,065	2,557,980	2,473,214
Custom Containers	708,556	651,530	611,102
	$5,677,105	$4,921,943	$4,489,927

Revenues by geography were as follows:

	2021	2020	2019
	(Dollars in thousands)
North America	$4,341,364	$3,767,523	$3,593,961
Europe and other	1,335,741	1,154,420	895,966
	$5,677,105	$4,921,943	$4,489,927

    Our contracts generally include standard commercial payment terms generally acceptable in each region. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry. We have no significant obligations for refunds, warranties or similar obligations.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

    Trade accounts receivable, net are shown separately on our Consolidated Balance Sheets. Contract assets are the result of the timing of revenue recognition, billings and cash collections. Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $78.2 million and $83.0 million as of December 31, 2021 and 2020, respectively. Unbilled receivables are included in trade accounts receivable, net on our Consolidated Balance Sheets.

NOTE 3. ACQUISITIONS

GATEWAY PLASTICS LLC ACQUISITION

On September 20, 2021, we acquired Gateway Plastics LLC, or Silgan Specialty Packaging, a manufacturer of dispensing closures and integrated dispensing packaging solutions, such as a combined container and closure or 100% recyclable dispensing beverage pods, for consumer goods products primarily for the food and beverage markets. The purchase price for this acquisition of $483.8 million, net of cash acquired, was funded with revolving loan borrowings under our amended and restated senior secured credit facility, as amended, or the Credit Agreement. The purchase price is subject to adjustments for working capital, net indebtedness and seller's transaction expenses. The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition using valuation techniques including the income, cost and market approaches, primarily using Level 3 inputs (as defined in Note 10). For this acquisition, we applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date, and we recognized goodwill of $204.8 million which is expected to be deductible for income tax purposes, a customer relationship intangible asset of $169.0 million with an estimated remaining life of 21 years and a technology know-how intangible asset of $3.4 million with an estimated remaining life of 5 years. The purchase price allocation is preliminary and subject to change pending a final valuation of the assets and liabilities, including property, plant and equipment and intangible assets. Silgan Specialty Packaging's results of operations were included in our dispensing and specialty closures segment since the acquisition date and were not significant since such date.

UNICEP PACKAGING LLC ACQUISITION

On September 30, 2021, we acquired Unicep Packaging LLC, or Unicep, a Specialty Contract Manufacturer and Developer, or SCMD, solutions provider that develops, formulates, manufactures and sells precision dosing dispensing solutions, such as diagnostic test components, oral care applications and skin care products, primarily for the health care, diagnostics, animal health, oral care and personal care markets. The purchase price for this acquisition of $236.9 million, net of cash acquired, was funded with revolving loan borrowings under the Credit Agreement. The purchase price is subject to adjustments for working capital, net indebtedness and sellers' transaction expenses. The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition using valuation techniques including the income, cost and market approaches, primarily using Level 3 inputs (as defined in Note 10). For this acquisition, we applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date, and we recognized goodwill of $142.6 million which is expected to be deductible for income tax purposes, a customer relationship intangible asset of $74.0 million with an estimated remaining life of 17 years, a technology know-how intangible asset of $4.0 million with an estimated remaining life of 10 years and a trade name intangible asset of $3.6 million with an estimated remaining life of 10 years. The purchase price allocation is preliminary and subject to change pending a final valuation of the assets and liabilities, including property, plant and equipment and intangible assets. Unicep's results of operations were included in our dispensing and specialty closures segment since the acquisition date and were not significant since such date.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

EASYTECH CLOSURES S.p.A. ACQUISITION

On October 1, 2021, we acquired Easytech Closures S.p.A., or Easytech, a manufacturer of easy-open and sanitary metal ends used with metal containers primarily for food applications in Europe. The purchase price for this acquisition of $27.2 million, net of cash acquired, was funded with revolving loan borrowings under the Credit Agreement. For this acquisition, we applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date, and we recognized goodwill of $12.9 million and a customer relationship intangible asset of $3.1 million. Easytech's results of operations were included in our metal containers segment since the acquisition date and were not significant since such date.

COBRA PLASTICS, INC. ACQUISITION

    On February 4, 2020, we acquired Cobra Plastics, Inc., or Cobra Plastics, a manufacturer of injection molded plastic closures for a wide variety of consumer products with a particular focus on the aerosol overcap market. The purchase price for this acquisition was $39.8 million, net of cash acquired, and was funded with revolving loan borrowings under the Credit Agreement. For this acquisition, we applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date, and we recognized goodwill of $18.6 million and a customer relationship intangible asset of $11.5 million. Cobra Plastics' results of operations were included in our dispensing and specialty closures segment since the acquisition date.

ALBÉA DISPENSING BUSINESS ACQUISITION

On June 1, 2020, we acquired the dispensing operations of the Albéa Group, or the Albéa Dispensing Business, a leading global supplier of highly engineered pumps, sprayers and foam dispensing solutions to major branded consumer goods product companies in the beauty, fragrance and personal care markets. The Albéa Dispensing Business operates a global network of ten manufacturing facilities across North America, Europe, South America and Asia. The purchase price for this acquisition was $898.7 million, net of cash acquired, and was funded with term and revolving loan borrowings under the Credit Agreement. For this acquisition, we applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date, and we recognized goodwill of $500.4 million, a customer relationship intangible asset of $255.0 million and a technology know-how intangible asset of $28.0 million. During 2021, we finalized our purchase price allocation for this acquisition, and there were no material changes to the previously recorded fair values of assets acquired and liabilities assumed. The Albéa Dispensing Business' results of operations were included in our dispensing and specialty closures segment since the acquisition date.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

NOTE 4. RATIONALIZATION CHARGES
We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment for each of the years ended December 31 were as follows:

	2021	2020	2019
	(Dollars in thousands)
Dispensing and Specialty Closures	$5,806	$5,759	$6,562
Metal Containers	8,873	9,905	49,425
Custom Containers	331	367	364
	$15,010	$16,031	$56,351

    In June 2019, we announced a footprint optimization plan for our metal containers segment, which included the closing of our metal container manufacturing facilities in Mt. Vernon, Missouri and Waupun, Wisconsin in the fourth quarter of 2019. These plant closings, in conjunction with the prior ratification of a new labor agreement at our Menomonee Falls, Wisconsin metal container manufacturing facility that provided for the withdrawal for that facility from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, resulted in our complete withdrawal from the Central States Pension Plan. We estimate net rationalization charges for this plan of $3.5 million for the plant closings and $62.0 million for the withdrawal from the Central States Pension Plan. We recorded total rationalization charges for this plan of $1.3 million, $4.1 million and $46.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Rationalization charges in 2019 were largely to recognize the present value of the estimated withdrawal liability related to the Central States Pension Plan. Remaining expenses and cash expenditures for the plant closings are not expected to be significant. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.0 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually through 2040.
    Rationalization charges for the year ended December 31, 2019 for the dispensing and specialty closures segment were primarily related to the announced shutdown in the first quarter of 2019 of the Torello, Spain metal closures manufacturing facility.
Activity in reserves for our rationalization plans was as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance as of January 1, 2019	$130	$1,482	$—	$1,612
Charged to expense	49,496	1,336	5,519	56,351
Utilized and currency translation	(6,811)	(1,920)	(5,519)	(14,250)
Balance at December 31, 2019	42,815	898	—	43,713
Charged to expense	8,525	2,296	5,210	16,031
Utilized and currency translation	(10,335)	(2,639)	(5,210)	(18,184)
Balance at December 31, 2020	41,005	555	—	41,560
Charged to expense	8,048	1,882	5,080	15,010
Utilized and currency translation	(7,963)	(2,280)	(5,080)	(15,323)
Balance at December 31, 2021	$41,090	$157	$—	$41,247

    Non-cash asset write-downs were the result of comparing the carrying value of certain production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (see Note 10 for information regarding a Level 3 fair value measurement).

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

    Rationalization reserves as of December 31, 2021 and 2020 were recorded in our Consolidated Balance Sheets as accrued liabilities of $5.6 million and $4.5 million, respectively, and as other liabilities of $35.6 million and $37.0 million, respectively. Exclusive of the footprint optimization plan for our metal containers segment and the resulting withdrawal from the Central States Pension Plan discussed above, remaining expenses and cash expenditures for our rationalization plans are expected to be $1.5 million and $4.0 million, respectively.

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at January 1, 2019	$(154,466)	$(1,008)	$(113,334)	$(268,808)
Other comprehensive loss before reclassifications	4,895	(2,723)	(4,124)	(1,952)
Amounts reclassified from accumulated other comprehensive loss	10,469	549	—	11,018
Other comprehensive income	15,364	(2,174)	(4,124)	9,066
Balance at December 31, 2019	(139,102)	(3,182)	(117,458)	(259,742)
Other comprehensive loss before reclassifications	(36,660)	(3,493)	29,765	(10,388)
Amounts reclassified from accumulated other comprehensive loss	7,158	2,019	—	9,177
Other comprehensive loss	(29,502)	(1,474)	29,765	(1,211)
Balance at December 31, 2020	(168,604)	(4,656)	(87,693)	(260,953)
Other comprehensive loss before reclassifications	41,422	715	(50,334)	(8,197)
Amounts reclassified from accumulated other comprehensive loss	7,708	1,614	—	9,322
Other comprehensive income	49,130	2,329	(50,334)	1,125
Balance at December 31, 2021	$(119,474)	$(2,327)	$(138,027)	$(259,828)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the years ended December 31, 2021, 2020 and 2019 were net (losses) of $(10.6) million, $(9.8) million and $(13.7) million, respectively, excluding income tax benefits of $2.9 million, $2.6 million and $3.2 million, respectively. These net losses included amortization of net actuarial (losses) of $(12.2) million, $(11.5) million and $(15.9) million for the years ended December 31, 2021, 2020 and 2019, respectively, and amortization of net prior service credit of $1.6 million, $1.7 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit credit. See Note 12 for further discussion.
The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the years ended December 31, 2021, 2020 and 2019 were not significant. See Note 10 which includes a discussion of derivative instruments and hedging activities.
The foreign currency translation component of accumulated other comprehensive loss includes: (i) foreign currency gains (losses) related to translation of year-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. Dollar; (ii) foreign currency (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature; and (iii) foreign currency (losses) gains related to our net investment hedges, net of tax. Foreign currency (losses) gains related to translation of year-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. Dollar for the years ended

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

December 31, 2021, 2020 and 2019 were $(82.8) million, $83.1 million and $(10.3) million, respectively. Foreign currency gains (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2021, 2020 and 2019 were $1.3 million, $(2.8) million and $1.1 million, respectively. Foreign currency gains (losses) related to our net investment hedges for the years ended December 31, 2021, 2020 and 2019 were $40.9 million, $(66.2) million and $6.8 million, respectively, excluding an income tax (provision) benefit of $(9.7) million, $15.7 million and $(1.6) million, respectively. See Note 10 for further discussion.

NOTE 6. INVENTORIES
The components of inventories at December 31 were as follows:

	2021	2020
	(Dollars in thousands)
Raw materials	$394,102	$270,066
Work-in-process	157,406	167,100
Finished goods	394,378	335,346
Other	15,731	14,610
	961,617	787,122
Adjustment to value inventory at cost on the LIFO method	(162,780)	(109,588)
	$798,837	$677,534
Inventories include $284.0 million and $201.5 million recorded on the FIFO method at December 31, 2021 and 2020, respectively, and $133.3 million and $118.3 million recorded on the average cost method at December 31, 2021 and 2020, respectively.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net at December 31 was as follows:

	2021	2020
	(Dollars in thousands)
Land	$84,287	$89,304
Buildings and improvements	610,528	559,773
Machinery and equipment	3,577,712	3,337,536
Construction in progress	196,757	199,635
	4,469,284	4,186,248
Accumulated depreciation	(2,475,407)	(2,345,490)
	$1,993,877	$1,840,758

    Depreciation expense in 2021, 2020 and 2019 was $205.8 million, $182.9 million and $179.3 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill were as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Total
	(Dollars in thousands)
Balance at December 31, 2019	$801,776	$113,463	$226,984	$1,142,223
Acquisitions	515,595	—	—	515,595
Currency translation	78,820	4,475	383	83,678
Balance at December 31, 2020	1,396,191	117,938	227,367	1,741,496
Acquisitions	350,737	12,852	—	363,589
Currency translation	(62,231)	(4,598)	152	(66,677)
Balance at December 31, 2021	$1,684,697	$126,192	$227,519	$2,038,408
The components of other intangible assets, net at December 31 were as follows:

	2021		2020
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$929,060	$(174,377)	$711,065	$(147,014)
Other	82,697	(38,748)	72,689	(31,672)
	1,011,757	(213,125)	783,754	(178,686)
Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—
	$1,043,897	$(213,125)	$815,894	$(178,686)
In connection with our acquisitions of Silgan Specialty Packaging, Unicep and Easytech as discussed in Note 3, we recognized intangible assets for customer relationships of $246.1 million, technology know-how of $8.6 million and trade names of $4.8 million.
Amortization expense in 2021, 2020 and 2019 was $44.6 million, $36.2 million and $27.1 million, respectively. Amortization expense is expected to be $53.8 million, $53.8 million, $50.4 million, $49.6 million and $48.4 million for the years ended December 31, 2022 through 2026, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

NOTE 9. LONG-TERM DEBT
Long-term debt at December 31 was as follows:

	2021	2020
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$—	$—
U.S. term loans	1,000,000	900,000
Other foreign bank revolving and term loans	38,862	30,407
Total bank debt	1,038,862	930,407
4¾% Senior Notes	300,000	300,000
3¼% Senior Notes	739,180	795,307
4⅛% Senior Notes	600,000	600,000
2¼% Senior Notes	568,600	611,775
1.4% Senior Secured Notes	500,000	—
Finance leases	68,730	34,480
Total debt - principal	3,815,372	3,271,969
Less unamortized debt issuance costs and debt discount	22,195	20,716
Total debt	3,793,177	3,251,253
Less current portion	20,251	28,036
	$3,772,926	$3,223,217

AGGREGATE ANNUAL MATURITIES

    The aggregate annual maturities of our debt (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date), excluding finance leases, are as follows (dollars in thousands):

2022	$17,507
2023	53,601
2024	103,795
2025	1,141,894
2026	601,787
Thereafter	1,828,058
$3,746,642
    At December 31, 2021, the current portion of our long-term debt consisted of $17.5 million of other foreign bank revolving and term loans and $2.7 million of finance leases.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

BANK CREDIT AGREEMENT

On March 24, 2017, we completed an amendment and restatement of our previous senior secured credit facility. We subsequently entered into three amendments to our amended and restated senior secured credit facility, as so amended, the Credit Agreement, including most recently on November 9, 2021 and February 1, 2021. The amendments to the Credit Agreement in 2021:
•provided us with additional flexibility to, among other things, (i) issue new senior secured notes guaranteed by our U.S. subsidiaries that guarantee the obligations under the Credit Agreement and (ii) pursue our strategic initiatives;
•extended the maturity dates for revolving loans and term loans under the Credit Agreement by more than three years;
•provided us with $1.0 billion of new term loans which were used to refinance (i) all of our remaining outstanding term loans ($400.0 million) which had been used to fund the purchase price for our acquisition of the Albéa Dispensing Business in 2020 and (ii) outstanding revolving loans ($600.0 million) which had been used to fund the purchase price for our three acquisitions completed in 2021; and
•increased our multi-currency revolving loan facility to $1.5 billion from $1.2 billion.

The November 2021 amendment to the Credit Agreement also amended the definition of applicable margin to provide separate margin schedules for term loans, on the one hand, and revolving loans and swingline loans, on the other hand. The applicable margins for term loans and for revolving loans and swingline loans will be reset quarterly after March 31, 2022 using the applicable margin schedule based on our Total Net Leverage Ratio (as defined in the Credit Agreement). The range for the applicable margin for term loans is 0.25 percent to 0.75 percent for Base Rate Loans and 1.25 percent to 1.75 percent for Eurocurrency Rate Loans and Transitioned RFR Loans (each as defined in the Credit Agreement), and the range for the applicable margin for revolving loans and swingline loans is 0.00 percent to 0.50 percent for U.S. dollar-denominated Base Rate Loans and Canadian dollar-denominated Canadian Prime Rate Loans, 1.00 percent to 1.50 percent for Eurocurrency Rate Loans, Transitioned RFR Loans and CDOR Rate Loans (each as defined in the Credit Agreement) and 1.0326 percent to 1.5326 percent for revolving loans maintained as Initial RFR Loans (as defined in the Credit Agreement).

Revolving loans under the Credit Agreement generally may be borrowed, repaid and reborrowed from time to time until November 9, 2026, the maturity date for our multi-currency revolving loan facility under the Credit Agreement. Proceeds from revolving loans may be used for working capital and other general corporate purposes (including acquisitions, capital expenditures, dividends, stock repurchases and refinancings and repayments of other debt).

The current outstanding term loans under the Credit Agreement ($1.0 billion principal amount) mature on November 9, 2027 and are repayable in installments as follows: $50.0 million on September 30, 2023, $100.0 million on each of December 31, 2024, 2025 and 2026 and $650.0 million on November 9, 2027. In 2021, we repaid $900.0 million of outstanding term loans under the Credit Agreement which had been borrowed in June 2020 to fund the purchase price for our acquisition of the Albéa Dispensing Business, using proceeds of $400.0 million from the new term loans borrowed in connection with the November 2021 amendment to the Credit Agreement and $500.0 million from our 1.4% Senior Secured Notes due 2026 issued in February 2021. In February 2020, we repaid all outstanding U.S. term loans ($760.0 million aggregate principal amount) and Canadian term loans (Cdn $6.1 million aggregate principal amount) under the Credit Agreement at that time with proceeds received from our issuances of an additional $200.0 million aggregate principal amount of our 4⅛% Senior Notes due 2028 and €500.0 million aggregate principal amount of our 2¼% Senior Notes due 2028 and with revolving loan borrowings under the Credit Agreement and cash on hand. During 2019, we repaid $40.0 million of U.S. term loans and Cdn $24.0 million of Canadian term loans under the Credit Agreement.

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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

of term loans at our discretion and are applied to the scheduled amortization payments in direct order of maturity. Amounts repaid under the term loans may not be reborrowed.

    The Credit Agreement also provides us with an uncommitted multi-currency incremental loan facility for up to U.S. $1.25 billion (which amount may be increased as provided in the Credit Agreement), which may take the form of one or more incremental term loan facilities under the Credit Agreement, increased commitments under the revolving loan facility under the Credit Agreement and/or incremental indebtedness in the form of secured loans and/or notes, subject to certain limitations. The uncommitted incremental loan facility provides, among other things, that any incremental loan borrowing shall:

•be denominated in a single currency, either in U.S. Dollars, Euros, Pounds Sterling or Canadian Dollars;
•be in a minimum aggregate amount of at least U.S. $50.0 million;
•have a maturity date no earlier than the maturity date for term loans under the Credit Agreement and a weighted average life to maturity of no less than the weighted average life to maturity of term loans under the Credit Agreement; and
•be used by us and certain of our foreign subsidiaries for working capital and other general corporate purposes, including to finance acquisitions and refinance any indebtedness assumed as a part of such acquisitions, to refinance or repurchase debt as permitted and to pay outstanding revolving loans under the Credit Agreement.

    At December 31, 2021 and 2020, we had term loan borrowings outstanding under the Credit Agreement of $1.0 billion and $900.0 million, respectively, and we had no revolving loans outstanding under the Credit Agreement. At December 31, 2021, the margin for term loans maintained as Eurocurrency Rate Loans and Transitioned RFR Loans was 1.50 percent and the margin for term loans maintained as Base Rate Loans was 0.50 percent. At December 31, 2021, the margin for revolving loans maintained as Eurocurrency Rate Loans, Transitioned RFR Loans and CDOR Rate Loans was 1.25 percent, the margin for revolving loans maintained as Initial RFR Loans was 1.2826 percent and the margin for revolving loans maintained as Base Rate Loans and Canadian Prime Rate loans was 0.25 percent. As of December 31, 2021, the interest rate on term loans under the Credit Agreement was 1.68 percent.

    The Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.30 percent per annum on the daily average unused portion of commitments available under the revolving loan facility (0.25 percent at December 31, 2021). The commitment fee will be reset quarterly after March 31, 2022 based upon our Total Net Leverage Ratio as provided in the Credit Agreement.

    We may utilize up to a maximum of $125.0 million of our multi-currency revolving loan facility under the Credit Agreement for letters of credit as long as the aggregate amount of borrowings of Revolving Loans under the multi-currency revolving loan facility and letters of credit do not exceed the amount of the commitment under such multi-currency revolving loan facility. The Credit Agreement provides for payment to the applicable lenders of a letter of credit fee equal to the applicable margin in effect for Revolving Loans under the multi-currency revolving loan facility, calculated on the stated amount of such letter of credit, and to the issuers of letters of credit of a fronting fee of the greater of (x) $500 per annum and (y) 0.25 percent per annum calculated on the aggregate stated amount of such letters of credit, in each case for their stated duration.

    For 2021, 2020 and 2019, the weighted average annual interest rate paid on term loans under the Credit Agreement was 1.7 percent, 2.1 percent and 3.6 percent, respectively; and the weighted average annual interest rate paid on revolving loans under the Credit Agreement was 1.3 percent, 1.9 percent and 3.5 percent, respectively. From time to time, we enter into interest rate swap agreements to convert interest rate exposure from variable rates to fixed rates of interest. For 2021, 2020 and 2019, the weighted average annual interest rate paid on term loans under our senior secured credit facilities, after consideration of our interest rate swap agreements, was 2.2 percent, 2.4 percent and 3.6 percent, respectively. See Note 10 which includes a discussion of our interest rate swap agreements.

    The indebtedness under the Credit Agreement is guaranteed by us and our U.S. and Dutch subsidiaries. The stock of substantially all of our U.S. and Dutch subsidiaries and of our Canadian subsidiaries owned by U.S. subsidiaries has been pledged as security to the lenders under the Credit Agreement. The Credit Agreement

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

contains certain financial and operating covenants which limit, subject to certain exceptions, among other things, our ability to incur additional indebtedness; create liens; consolidate, merge or sell assets; make certain advances, investments or loans; enter into certain transactions with affiliates; and engage in any business other than the packaging business and certain related businesses. In addition, we are required to meet specified financial covenants consisting of Interest Coverage and Total Net Leverage Ratios, each as defined in the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

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

    As a result of the prepayment of term loans in connection with the November 2021 amendment to the Credit Agreement, we recorded a pre-tax charge for the loss on early extinguishment of debt of $0.5 million in 2021 for the write-off of unamortized debt issuance costs. As a result of the prepayment of term loans under the Credit Agreement in February 2021, we recorded a pre-tax charge for the loss on early extinguishment of debt of $0.9 million in 2021 for the write-off of unamortized debt issuance costs. As a result of the prepayment of all term loans under the Credit Agreement in February 2020 that were outstanding at that time, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.5 million in 2020 for the write-off of unamortized debt issuance costs.

1.4% SENIOR SECURED NOTES

On February 10, 2021, we issued $500.0 million aggregate principal amount of our 1.4% Senior Secured Notes due 2026, or the 1.4% Notes, at 99.945 percent of their principal amount, in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. The proceeds from the sale of the 1.4% Notes were $499.7 million. We used the proceeds from the sale of the 1.4% Notes to prepay $500.0 million of our outstanding term loans under the Credit Agreement at that time. We paid the initial purchasers’ discount and offering expenses related to the sale of the 1.4% Notes with cash on hand.

The 1.4% Notes are guaranteed on a senior secured basis by our U.S. subsidiaries that guarantee the Credit Agreement. The 1.4% Notes are not guaranteed by any of our subsidiaries that do not guarantee the Credit Agreement, any of our non-U.S. subsidiaries or any of our non-wholly owned subsidiaries. The 1.4% Notes and related guarantees are secured by pledges of equity interests, or the Collateral, that are owned by us and by each subsidiary guarantor, to the extent equity interests are also pledged to secure the obligations of U.S. borrowers under the Credit Agreement. The 1.4% Notes will share equally in the Collateral with the Credit Agreement. The guarantee of each such subsidiary guarantor will be released to the extent such subsidiary no longer guarantees the Credit Agreement and in certain other circumstances, and the Collateral pledged by such subsidiary guarantor will also be released upon the release of such subsidiary guarantor’s guarantee.
The 1.4% Notes and related guarantees are senior secured obligations of us and the subsidiary guarantors. The 1.4% Notes and related guarantees rank equal in right of payment with all of our and the subsidiary guarantors’ existing and future unsubordinated indebtedness, including under the Credit Agreement and our 2¼% Senior Notes due 2028, or the 2¼% Notes, our 4⅛% Senior Notes due 2028, or the 4⅛% Notes, our 4¾% Senior Notes due 2025, or the 4¾% Notes, and our 3¼% Senior Notes due 2025, or the 3¼% Notes; are senior in right of payment to all of our and the subsidiary guarantors’ future indebtedness that is by its terms expressly subordinated in right of payment to the 1.4% Notes; rank equal in right of payment to all of our and the subsidiary guarantors’ existing and future senior secured indebtedness (including indebtedness under the Credit Agreement) that is secured by the Collateral on a first-priority basis, to the extent of the value of the Collateral; rank effectively senior to all of our and the subsidiary guarantors’ existing and future unsecured indebtedness, including the 2¼% Notes, the 4⅛% Notes, the 4¾% Notes and the 3¼% Notes, and indebtedness secured on a junior basis, in each case to the extent of the value of the Collateral; rank effectively junior to all existing and future indebtedness that is secured by liens on assets that do not constitute a part of the Collateral, to the extent of the value of such assets; and are structurally subordinated to all existing and future indebtedness and other liabilities of each of our existing and future subsidiaries that do not guarantee the 1.4% Notes.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

As a result of the guarantees by the subsidiary guarantors of the 1.4% Notes, such subsidiaries were also required to guarantee, and have now guaranteed, on a senior unsecured basis the 2¼% Notes, the 4⅛% Notes, the 4¾% Notes and the 3¼% Notes pursuant to supplemental indentures to the indenture for the 4¾% Notes and the 3¼% Notes, the indenture for the 4⅛% Notes and the indenture for the 2¼% Notes.
The 1.4% Notes are not, and are not required to be, registered under the Securities Act of 1933, as amended.

The 1.4% Notes mature on April 1, 2026. Interest on the 1.4% Notes is payable semi-annually in cash on April 1 and October 1 of each year, beginning on October 1, 2021. The 1.4% Notes were issued pursuant to an indenture by and among Silgan, certain of our U.S. subsidiaries and Wells Fargo Bank, National Association, as trustee and collateral agent, which indenture contains covenants that are generally less restrictive than those in the Credit Agreement and substantially similar to the covenants in the indenture for the 4¾% Notes and the 3¼% Notes, the indenture for the 4⅛% Notes and the indenture for the 2¼% Notes.
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
The 2¼% Notes are guaranteed by our U.S. subsidiaries that guarantee the Credit Agreement and the 1.4% Notes. The 2¼% Notes are not guaranteed by any of our subsidiaries that do not guarantee the Credit Agreement and the 1.4% Notes, any of our non-U.S. subsidiaries and any of our non-wholly owned subsidiaries.
The 2¼% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with our existing and future unsecured unsubordinated indebtedness, including the 4⅛% Notes, the 4¾% Notes and the 3¼% Notes, and ahead of our existing and future subordinated debt. In addition, the 2¼% Notes are effectively subordinated to secured debt of Silgan and our U.S. subsidiaries that guarantee the 2¼% Notes to the extent of the assets securing such debt; rank equal in right of payment to unsecured unsubordinated indebtedness and other liabilities of our U.S. subsidiaries that guarantee the 2¼% Notes; are effectively senior in right of payment to indebtedness of our U.S. subsidiaries that guarantee the 2¼% Notes that is by its terms expressly subordinated in right of payment to the 2¼% Notes; and is structurally subordinated to all obligations of subsidiaries of Silgan that do not guarantee the 2¼% Notes.

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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

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

    The net proceeds from the sale of the 2¼% Notes were approximately €494.0 million, after deducting the initial purchasers' discount and offering expenses. We used the net proceeds from the sale of the 2¼% Notes to prepay outstanding term loans under the Credit Agreement at that time.
4⅛% SENIOR NOTES
    On November 12, 2019, we issued $400.0 million aggregate principal amount of our 4⅛% Senior Notes due 2028, or the 4⅛% Notes, at 100 percent of their principal amount. On February 26, 2020, we issued an additional $200.0 million aggregate principal amount of the 4⅛% Notes at 99.5 percent of their principal amount, plus accrued and unpaid interest from November 12, 2019.

The 4⅛% Notes are guaranteed by our U.S. subsidiaries that guarantee the Credit Agreement and the 1.4% Notes. The 4⅛% Notes are not guaranteed by any of our subsidiaries that do not guarantee the Credit Agreement and the 1.4% Notes, any of our non-U.S. subsidiaries and any of our non-wholly owned subsidiaries.

    The 4⅛% Notes are general senior unsecured obligations of Silgan, ranking equal in right of payment with our existing and future unsecured unsubordinated indebtedness, including the 2¼% Notes, the 4¾% Notes and the 3¼% Notes, and ahead of our existing and future subordinated debt. In addition, the 4⅛% Notes are effectively subordinated to secured debt of Silgan and our U.S. subsidiaries that guarantee the 4⅛% Notes to the extent of the assets securing such debt; rank equal in right of payment to unsecured unsubordinated indebtedness and other liabilities of our U.S. subsidiaries that guarantee the 4⅛% Notes; are effectively senior in right of payment to indebtedness of our U.S. subsidiaries that guarantee the 4⅛% Notes that is by its terms expressly subordinated in right of payment to the 4⅛% Notes; and is structurally subordinated to all obligations of subsidiaries of Silgan that do not guarantee the 4⅛% Notes.

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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

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

    The net proceeds from the sale of the 4⅛% Notes in November 2019 were approximately $394.7 million, after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds from that sale of the 4⅛% Notes to repay outstanding revolving loans under the Credit Agreement at that time, including revolving loans used to redeem our 5½% Senior Notes due 2022. The net proceeds from the sale of the additional 4⅛% Notes in February 2020 were approximately $196.5 million, after deducting the initial purchasers' discount and offering expenses and excluding pre-issuance interest deemed to have accrued to the closing date and paid by purchasers. We used the net proceeds from the sale of the additional 4⅛% Notes to prepay outstanding term loans under the Credit Agreement at that time.

4¾% SENIOR NOTES AND 3¼% SENIOR NOTES

    On February 13, 2017, we issued $300.0 million aggregate principal amount of our 4¾% Senior Notes due 2025, or the 4¾% Notes, and €650.0 million aggregate principal amount of our 3¼% Senior Notes due 2025, or the 3¼% Notes, each at 100 percent of their principal amount.
The 4¾% Notes and the 3¼% Notes are guaranteed by our U.S. subsidiaries that guarantee the Credit Agreement and the 1.4% Notes. The 4¾% Notes and the 3¼% Notes are not guaranteed by any of our subsidiaries that do not guarantee the Credit Agreement and the 1.4% Notes, any of our non-U.S. subsidiaries and any of our non-wholly owned subsidiaries.
    The 4¾% Notes and the 3¼% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with our existing and future unsecured unsubordinated indebtedness, including the 2¼% Notes and the 4⅛% Notes, and ahead of our existing and future subordinated debt. The 4¾% Notes and the 3¼% Notes are effectively subordinated to secured debt of Silgan and our U.S. subsidiaries that guarantee the 4¾% Notes and the 3¼% Notes to the extent of the assets securing such debt; rank equal in right of payment to unsecured unsubordinated indebtedness and other liabilities of our U.S. subsidiaries that guarantee the 4¾% Notes and the 3¼% Notes; are effectively senior in right of payment to indebtedness of our U.S. subsidiaries that guarantee the 4¾% Notes and the 3¼% Notes that is by its terms expressly subordinated in right of payment to the 4¾% Notes and the 3¼% Notes; and is structurally subordinated to all obligations of subsidiaries of Silgan that do not guarantee the 4¾% Notes and the 3¼% Notes.
    The 4¾% Notes and the 3¼% Notes will mature on March 15, 2025. Interest on the 4¾% Notes and the 3¼ % Notes is payable semiannually in cash on March 15 and September 15 of each year. The 4¾% Notes and the 3¼% Notes were issued pursuant to an indenture by and among Silgan, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent in respect of the 3¼% Notes, and Elavon Financial Services DAC, as registrar and transfer agent in respect of the 3¼% Notes, which indenture contains covenants that are generally less restrictive than those in the Credit Agreement and substantially similar to those in the indenture for the 2¼% Notes and the indenture for the 4⅛% Notes.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

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
December 31, 2021, 2020 and 2019

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

	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$631,439	$631,439	$409,481	$409,481

Liabilities:
Bank debt	$1,038,862	$1,038,862	$930,407	$930,407
4¾% Notes	300,000	301,890	300,000	304,890
3¼% Notes	739,180	744,133	795,307	806,283
4⅛% Notes	599,200	612,780	599,089	623,280
2¼% Notes	568,600	565,984	611,775	622,481
1.4% Notes	499,771	487,800	—	—

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
The financial assets and liabilities that are measured on a recurring basis at December 31, 2021 and 2020 consist of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, these derivative instruments are classified within Level 2.
FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
Our bank debt, 4¾% Notes, 3¼% Notes, 4⅛% Notes, 2¼% Notes and 1.4% Notes were recorded at historical amounts in our Consolidated Balance Sheets, as we have not elected to measure them at fair value. We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 4¾% Notes, 3¼% Notes, 4⅛% Notes, 2¼% Notes and 1.4% Notes were estimated based on the quoted market price, a Level 1 input.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We utilize certain derivative financial instruments to manage a portion of our interest rate and natural gas cost exposures. We generally limit our use of derivative financial instruments to interest rate and natural gas swap agreements. We do not engage in trading or other speculative uses of derivative financial instruments.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges and changes in their fair values are recorded in accumulated other comprehensive loss, a component of stockholder's equity, and reclassified into earnings in future periods when earnings are affected by the variability of the hedged cash flows.
INTEREST RATE SWAP AGREEMENTS
We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations. These interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. Under these agreements, we will pay a fixed rate of interest of 2.878 percent and receive floating rates of interest based on the three month LIBOR. These agreements were entered into in 2018, became effective on March 29, 2019 and mature on March 24, 2023. The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Consolidated Statements of Income, and such difference was not significant for each of the years ended December 31, 2021, 2020 and 2019. These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements at December 31, 2021 and 2020 was not significant.
NATURAL GAS SWAP AGREEMENTS
We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on natural gas swap agreements is recorded in cost of goods sold in our Consolidated Statements of Income and was not significant for each of the years ended December 31, 2021, 2020 and 2019. These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at December 31, 2021 and 2020 was not significant.
FOREIGN CURRENCY EXCHANGE RATE RISK
    In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼% Notes which are Euro denominated. Foreign currency gains (losses) related to our net investment hedges included in accumulated other comprehensive loss were $40.9 million, $(66.2) million and $6.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
CONCENTRATION OF CREDIT RISK
We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Nestlé Food Company, Campbell Soup Company and Del Monte Corporation) accounted for approximately 21.6 percent, 22.2 percent and 23.6 percent of our net sales in 2021, 2020 and 2019, respectively. The receivable balances from these customers collectively represented 2.7 percent and 2.6 percent of our trade accounts receivable at December 31, 2021 and 2020, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information. Accounts receivable are considered past due based on the original due date and write-offs occur only after all reasonable collection efforts are exhausted.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

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
    Lease expense for operating leases consists of both fixed and variable components. Expense related to fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred, where applicable, and include certain index-based changes in rent, certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The depreciable life of lease right-of-use assets is generally the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise for such assets.
    We recognized total lease expense of $86.7 million, $80.3 million and $71.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. Right-of-use assets obtained in exchange for new operating lease liabilities, a non-cash item, were $73.6 million, $56.7 million and $52.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

    Operating lease right-of-use assets were recorded in our Consolidated Balance Sheets as other assets, net of $232.3 million and $206.6 million as of December 31, 2021 and 2020, respectively. Operating lease liabilities of $241.4 million and $215.1 million were recorded in our Consolidated Balance Sheets as accrued liabilities of $43.2 million and $41.2 million and other liabilities of $198.3 million and $173.9 million as of December 31, 2021 and 2020, respectively. At December 31, 2021, our operating leases had a weighted average discount rate of 4.8 percent and a weighted average remaining lease term of approximately 8 years.

    To a lesser extent, we have certain leases that qualify as finance leases. Finance lease right-of-use assets were recorded in our Consolidated Balance Sheets as property, plant and equipment, net of $70.5 million and $39.0 million as of December 31, 2021 and 2020, respectively. Finance lease liabilities of $68.7 million and $34.5 million were recorded in our Consolidated Balance Sheets as current portion of long term-debt of $2.7 million and $1.9 million as of December 31, 2021 and 2020, respectively, and long-term debt of $66.0 million and $32.6 million as of December 31, 2021 and 2020, respectively. In connection with our acquisition of Silgan Specialty Packaging, we assumed a finance lease of $35.8 million in 2021. At December 31, 2021, our finance leases had a weighted average discount rate of 4.5 percent and a weighted average remaining lease term of approximately 11 years.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

    The aggregate annual maturities of lease liabilities are as follows (dollars in thousands):

	Operating	Finance
	Leases	Leases
2022	$53,029	$6,323
2023	48,494	5,640
2024	40,574	29,482
2025	34,282	2,919
2026	26,622	2,972
Thereafter	87,884	42,649
Total lease payments	290,885	89,985
Less imputed interest	(49,439)	(21,255)
Total	$241,446	$68,730

At December 31, 2021, we did not have any significant operating or finance leases that had not commenced.
At December 31, 2021, we had noncancelable commitments for capital expenditures in 2022 of $38.1 million.

A competition authority in Germany commenced an antitrust investigation in 2015 involving the industry association for metal packaging in Germany and its members, including our metal closures and metal containers subsidiaries in Germany. At the end of April 2018, the European Commission commenced an antitrust investigation involving the metal packaging industry in Europe including our metal closures and metal containers subsidiaries, which should effectively close out the investigation in Germany. Given the current stage of the investigation, we cannot reasonably assess what actions may result from these investigations or estimate what costs we may incur as a result thereof.
We are a party to other legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

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
The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
	(Dollars in thousands)
Change in benefit obligation
Obligation at beginning of year	$971,415	$855,509	$22,152	$21,718
Service cost	14,265	13,638	107	88
Interest cost	17,697	23,074	363	566
Actuarial (gains) losses	(23,537)	100,839	(1,631)	1,440
Acquisition	—	8,930	—	—
Benefits paid	(43,512)	(41,332)	(1,573)	(1,765)
Participants’ contributions	—	—	107	105
Foreign currency exchange rate changes	(11,199)	10,757	—	—
Obligation at end of year	925,129	971,415	19,525	22,152
Change in plan assets
Fair value of plan assets at beginning of year	956,345	869,070	—	—
Actual return on plan assets	109,120	126,249	—	—
Employer contributions	2,501	2,358	1,466	1,660
Participants’ contributions	—	—	107	105
Benefits paid	(43,512)	(41,332)	(1,573)	(1,765)
Fair value of plan assets at end of year	1,024,454	956,345	—	—
Funded status	$99,325	$(15,070)	$(19,525)	$(22,152)
Actuarial (gains) losses related to pension benefits were primarily the result of changes in discount rates used to calculate projected benefit obligations.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
	(Dollars in thousands)
Amounts recognized in the consolidated balance sheets
Non-current assets	$226,882	$125,740	$—	$—
Current liabilities	(2,602)	(2,674)	(1,460)	(1,665)
Non-current liabilities	(124,955)	(138,136)	(18,065)	(20,487)
Net amount recognized	$99,325	$(15,070)	$(19,525)	$(22,152)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss (gain)	$161,837	$230,058	$(2,690)	$(1,344)
Prior service cost (credit)	731	974	(2,637)	(4,467)
Net amount recognized	$162,568	$231,032	$(5,327)	$(5,811)
The fair value of plan assets for our domestic pension plans was 128 percent and 115 percent of their projected benefit obligations at December 31, 2021 and 2020, respectively. Pension plans with projected benefit obligations in excess of plan assets at December 31, 2021 and 2020 consisted entirely of our international pension benefit plans which are not funded. The projected benefit obligation for our international pension benefit plans was $127.6 million and $140.8 million at December 31, 2021 and 2020, respectively.
The accumulated benefit obligation for all pension benefit plans at December 31, 2021 and 2020 was $896.4 million and $942.6 million, respectively. Pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2021 and 2020 consisted entirely of our international pension benefit plans which are not funded. The accumulated benefit obligation for our international pension benefit plans was $122.4 million and $134.9 million at December 31, 2021 and 2020, respectively.
The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of service, are as follows (dollars in thousands):

	Pension Benefits	Other Postretirement Benefits
2022	$44,821	$1,462
2023	45,979	1,409
2024	46,895	1,380
2025	47,929	1,324
2026	48,997	1,309
2027-2031	249,809	5,993
	$484,430	$12,877

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2021	2020
Discount rate	2.9%	2.5%
Expected return on plan assets	8.5%	8.5%
Rate of compensation increase	2.4%	2.5%
Health care cost trend rate:
Assumed for next year	6.2%	6.2%
Ultimate rate	4.2%	4.2%
Year that the ultimate rate is reached	2036	2036

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.
Our international pension benefit plans used a discount rate of 1.4 percent and 1.1 percent as of December 31, 2021 and 2020, respectively, and a rate of compensation increase of 3.5 percent and 3.2 percent to determine the benefit obligation as of December 31, 2021 and 2020, respectively.
The components of the net periodic benefit credit for each of the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
	(Dollars in thousands)
Service cost	$14,265	$13,638	$12,505	$107	$88	$80
Interest cost	17,697	23,074	28,316	363	566	759
Expected return on plan assets	(79,453)	(72,122)	(60,567)	—	—	—
Amortization of prior service cost (credit)	243	205	115	(1,830)	(1,937)	(2,330)
Amortization of actuarial losses (gains)	12,479	11,859	16,399	(311)	(339)	(488)
Net periodic benefit credit	$(34,769)	$(23,346)	$(3,232)	$(1,671)	$(1,622)	$(1,979)
Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit credit for the years ended December 31:

	2021	2020	2019
Discount rate	2.5%	3.4%	4.5%
Expected return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	2.5%	2.5%	2.6%
Health care cost trend rate	6.2%	6.3%	6.4%
Our international pension benefit plans used a discount rate of 1.1 percent, 1.5 percent and 2.2 percent for the years ended December 31,2021, 2020 and 2019, respectively, and used a rate of compensation increase of 3.2 percent, 3.3 percent and 3.3 percent to determine net periodic benefit credit for each of the years ended December 31, 2021, 2020 and 2019, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

MULTIEMPLOYER PENSION PLANS
In 2021, we participated in three multiemployer pension plans which provide defined benefits to certain of our union employees. In 2019, we participated in one additional multiemployer plan from which we withdrew completely in June 2019. See Note 4 for further information. The aggregate amount contributed to these plans and charged to pension cost in 2021, 2020 and 2019 was $3.9 million, $3.8 million and $4.8 million, respectively.
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
Based on the latest information available, in 2021 we participated in two multiemployer plans with a funded status less than 65 percent. Further information on these multiemployer plans for the years ended December 31, 2021, 2020 and 2019 is as follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				FIP / RP Status Pending / Implemented	Contributions			Surcharge Imposed
		2021		2020			2021	2020	2019
							(Dollars in thousands)
Central States, Southeast & Southwest Areas Pension Fund (1)	36-6044243/001	Red	(2)	Red	(2)	Implemented	$—	$—	$1,166	No
United Food & Commercial Workers — Local One Pension Fund (3)	16-6144007/001	Red	(2)	Red	(2)	Implemented	282	240	245	No
IAM National Pension Fund (4)	51-6031295/002	Red		Red		Implemented	2,767	2,746	2,667	No
All Other							869	775	707
Total Contributions							$3,918	$3,761	$4,785
______________________
(1)    In 2019, we withdrew completely from this pension fund. See Note 4 for further information.
(2)    Under the Multiemployer Pension Reform Act of 2014, the status of this pension fund was critical and declining, as defined under such Act.
(3)    The collective bargaining agreement related to this pension fund expires on December 31, 2023. A single company that was making over 80 percent of the contributions for this pension fund filed for Chapter 11 bankruptcy during 2018 and withdrew from this pension fund without paying its withdrawal liability. For 2020, the fund actuary for this pension fund projected insolvency for this pension fund in 2026.
(4)    The applicable collective bargaining agreements related to this pension fund expire at various times through April 30, 2025. Although this pension fund was formally certified in the yellow zone in 2019, the trustees of this pension plan elected voluntarily to place this pension plan in the red zone to take advantage of certain provisions of the Pension Protection Act even though this pension plan had a funded status of 89 percent, 87 percent and 85 percent at the end of 2018, 2019 and 2020, respectively.
The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three digit plan number assigned to a plan by the Internal Revenue Service. The most recent Pension Protection Act Zone Status available for 2020 and 2019 is for plan years that ended in each of those years. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status,” based on criteria established under the Internal Revenue Code of 1986, as amended (the “Code”), and is generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a rehabilitation plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the 2020 plan year. The

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

“Surcharge Imposed” column indicates whether our contribution rate for 2020 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status” in accordance with the requirements of the Code.
Our contributions to the United Food & Commercial Workers Local One Pension Fund were more than five percent of total contributions made by all employers to this plan, while our contributions to the IAM National Pension Fund were less than five percent of total contributions made by all employers to this plan, as reported by these plans for the year ended December 31, 2020, the most recent plan year available. We do not expect our contributions to these plans for the year ended December 31, 2022 to be significantly different from our contributions for the year ended December 31, 2021.
DEFINED CONTRIBUTION PLANS
We also sponsor defined contribution plans covering certain employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans for the years ended December 31, 2021, 2020 and 2019 were $15.1 million, $15.2 million and $14.4 million, respectively.
PLAN ASSETS
INVESTMENT STRATEGY
The composition of our plan assets has been broadly characterized as a 58 percent/42 percent allocation between equity and debt securities. The equity securities allocation utilizes indexed U.S. equity securities (which constitutes approximately 85 percent of equity securities), with a lesser allocation to indexed international equity securities. The debt securities allocation primarily utilizes indexed investment grade U.S. debt securities. We attempt to mitigate investment risk by regularly rebalancing between equity and debt securities as contributions and benefit payments are made.
The weighted average asset allocation for our pension plans at December 31, 2021 and 2020 and target allocation for 2021 was as follows:

	Target Allocation	Actual Allocation
		2021	2020
Equity securities—U.S.	49%	47%	47%
Equity securities—International	9%	10%	10%
Debt securities	42%	41%	42%
Cash and cash equivalents	—	2%	1%
	100%	100%	100%
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

The fair value of our plan assets by asset category consisted of the following at December 31:

	2021	2020
	(Dollars in thousands)
Equity securities—U.S.	$482,381	$453,135
Equity securities—International	100,705	94,919
Debt securities	422,570	397,529
Cash and cash equivalents	18,798	10,762
	$1,024,454	$956,345
CONCENTRATIONS OF CREDIT RISK
As of December 31, 2021, approximately 98 percent of our plan assets were under management by a single investment management company in six individual commingled equity and debt index funds. Of these six funds, four funds held assets individually in excess of ten percent of our total plan assets.
EXPECTED CONTRIBUTIONS
Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2021. In addition, based on the current funded status of our domestic pension benefit plans we do not expect to make significant contributions to these plans in 2022. However, this estimate may change based on regulatory changes and actual plan asset returns.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

NOTE 13. INCOME TAXES
Income before income taxes was taxed in the following jurisdictions in each of the years ended December 31:

	2021	2020	2019
	(Dollars in thousands)
Domestic	$338,304	$309,236	$194,822
Foreign	128,009	97,842	57,314
Total	$466,313	$407,078	$252,136
The components of the provision (benefit) for income taxes were as follows:

	2021	2020	2019
	(Dollars in thousands)
Current:
Federal	$963	$31,104	$41,949
State	3,412	4,501	13,924
Foreign	43,280	38,632	23,308
Current income tax provision	47,655	74,237	79,181
Deferred:
Federal	59,979	30,813	(11,521)
State	4,984	72	(5,013)
Foreign	(5,386)	(6,766)	(4,325)
Deferred income tax provision (benefit)	59,577	24,119	(20,859)
	$107,232	$98,356	$58,322
The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2021	2020	2019
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$97,926	$85,486	$52,949
State income taxes, net of federal tax benefit	10,496	5,012	7,133
Tax liabilities no longer required	(3,784)	(5,110)	(2,002)
Valuation allowance	6,745	1,323	1,699
Tax credit refunds, net	(3,593)	(1,669)	(3,493)
Foreign earnings taxed at other than 21%	5,907	12,197	3,741
Deferred tax rate changes	(3,409)	(717)	92
Other	(3,056)	1,834	(1,797)
	$107,232	$98,356	$58,322

Effective tax rate	23.0%	24.2%	23.1%

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 were as follows:

	2021	2020
	(Dollars in thousands)
Deferred tax assets:
Pension and other postretirement liabilities	$27,264	$30,517
Rationalization and other accrued liabilities	35,678	30,105
AMT and other credit carryforwards	2,278	2,885
Net operating loss carryforwards	49,911	49,882
Other intangible assets	2,307	2,464
Foreign currency translation	37	281
Property, plant and equipment	680	—
Inventory and related reserves	2,586	21,584
Long term operating lease liabilities	60,782	54,218
Other	6,596	7,135
Total deferred tax assets	188,119	199,071
Deferred tax liabilities:
Property, plant and equipment	(257,353)	(233,109)
Pension and other postretirement liabilities	(49,681)	(24,316)
Other intangible assets	(178,955)	(187,269)
Operating lease right of use assets	(58,349)	(51,902)
Inventory and related reserves	(22,172)	—
Other	(8,470)	(8,770)
Total deferred tax liabilities	(574,980)	(505,366)
Valuation allowance	(26,712)	(20,624)
	$(413,573)	$(326,919)
At December 31, 2021, the net deferred tax liability in our Consolidated Balance Sheets was comprised of long-term deferred tax assets of $21.7 million and long-term deferred tax liabilities of $435.3 million. At December 31, 2020, the net deferred tax liability in our Consolidated Balance Sheets was comprised of long-term deferred tax assets of $29.1 million and long-term deferred tax liabilities of $356.0 million. Long-term deferred tax assets were classified as other assets, net in our Consolidated Balance Sheets.
The valuation allowance in 2021 includes deferred tax assets of $26.7 million resulting from state and foreign net operating loss carryforwards, or NOLs. The valuation allowance for deferred tax assets increased in 2021 by $6.1 million primarily due to an increase in the valuation allowance related to foreign NOLs.
At December 31, 2021, we had foreign NOLs of approximately $40.5 million that are available to offset future taxable income. Of that amount, approximately $14.4 million will expire from 2023 to 2032. The remaining portion has no expiration date. At December 31, 2021, we had state tax NOLs of approximately $9.4 million that are available to offset future taxable income and that will expire from 2024 to 2039.
We recognize accrued interest and penalties related to unrecognized taxes as additional income tax expense. At December 31, 2021 and 2020, we had $5.6 million and $5.4 million, respectively, accrued for potential interest and penalties.
The total amount of unrecognized tax benefits recorded in other liabilities as of December 31, 2021 and 2020 were $32.7 million and $36.4 million, respectively, excluding associated tax assets and including the federal tax benefit of state taxes, interest and penalties.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another jurisdiction. At December 31, 2021 and 2020, we had approximately $17.6 million and $17.5 million, respectively, in assets associated with uncertain tax positions recorded in other assets, net in our Consolidated Balance Sheets.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits included as other liabilities in our Consolidated Balance Sheets was as follows:

	2021	2020
	(Dollars in thousands)
Balance at January 1,	$32,777	$38,283
Increase based upon tax positions of current year	425	508
Increase based upon tax positions of a prior year	1,464	487
Increase due to acquisitions	—	131
Decrease based upon a lapse in the statute of limitations	(5,685)	(6,632)
Balance at December 31,	$28,981	$32,777
The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2021 and 2020 were $16.2 million and $20.1 million, respectively.
Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. We expect the Internal Revenue Service, or IRS, will complete its review of the 2020 tax year with no change to our filed tax return. We have been accepted into the Compliance Assurance Program for the 2022 tax year which provides for the review by the IRS of tax matters relating to our tax return prior to filing. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute of limitations have been executed. The earliest open period for a state audit is 2015. Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2008, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. In the next twelve months, it is reasonably possible that our reserve for unrecognized tax benefits will decrease by approximately $3.2 million primarily related to tax attributes acquired from and expenses related to certain acquisitions, as we anticipate the expiration of the applicable statute of limitations with respect to certain tax matters.
For certain of our foreign subsidiaries where we expect to be indefinitely reinvested, we estimate that the unremitted earnings as of December 31, 2021 are approximately $110.0 million. The amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings is estimated to be approximately $5.8 million.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

NOTE 14. STOCK-BASED COMPENSATION
The Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, as amended, or the Plan, provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to our officers, other key employees and outside directors.
Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 19,200,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2021, 3,599,398 shares were available to be awarded under the Plan.
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 recorded in selling, general and administrative expenses was $20.9 million, $18.8 million and $17.1 million, respectively.
RESTRICTED STOCK UNITS
Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual vesting period for restricted stock units outstanding at December 31, 2021 is five years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units carry with them the right to receive, upon vesting, dividend equivalents.
The table below summarizes restricted stock unit activity for the year ended December 31, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2020	1,871,006	29.12
Granted	364,769	38.56
Released	(576,232)	28.43
Forfeited	(13,200)	30.78
Restricted stock units outstanding at December 31, 2021	1,646,343	31.44
The weighted average grant date fair value of restricted stock units granted during 2020 and 2019 was $30.55 and $28.51, respectively. The fair value of restricted stock units released during the years ended December 31, 2021, 2020 and 2019 was $22.2 million, $16.8 million and $37.2 million, respectively.
As of December 31, 2021, there was approximately $27.4 million of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted average period of 2.5 years.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

NOTE 15. CAPITAL STOCK
CAPITAL STOCK
At December 31, 2021, our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share.
TREASURY STOCK
On October 17, 2016, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2021. Pursuant to this authorization, we did not repurchase any shares of our common stock in 2021. In 2020, we repurchased a total of 1,088,263 shares of our common stock at an average price per share of $32.96, for a total purchase price of $35.9 million. In 2019, we repurchased a total of 407,540 shares of our common stock at an average price per share of $29.70, for a total purchase price of $12.1 million.
In 2021, 2020 and 2019, we issued 576,232 treasury shares, 582,151 treasury shares and 1,301,777 treasury shares, respectively, at an average cost of $3.19 per share, $3.16 per share and $2.86 per share, respectively, for restricted stock units that vested during these years. In 2021, 2020 and 2019, we repurchased 223,030 shares, 217,325 shares and 543,369 shares of our common stock, respectively, at an average cost of $38.44 per share, $28.63 per share and $28.51 per share, respectively, in accordance with the Plan to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.
We account for treasury shares using the FIFO cost method. As of December 31, 2021, 64,702,267 shares of our common stock were held in treasury.

NOTE 16. EARNINGS PER SHARE
The components of the calculation of earnings per share were as follows:

	2021	2020	2019
	(Dollars and shares in thousands)
Net income	$359,081	$308,722	$193,814
Weighted average number of shares used in:
Basic earnings per share	110,396	110,768	110,939
Dilutive common stock equivalents:
Restricted stock units	770	625	569
Diluted earnings per share	111,166	111,393	111,508

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

NOTE 17. BUSINESS SEGMENT INFORMATION
We are engaged in the packaging industry and report our results in three segments, which are our reportable segments: dispensing and specialty closures; metal containers; and custom containers. The dispensing and specialty closures segment manufactures an extensive range of dispensing systems and specialty closures for food, beverage, health care, garden, home, personal care, fragrance and beauty products. The metal containers segment manufactures steel and aluminum containers for human and pet food and general line products. The custom containers segment manufactures custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products. These segments are strategic business operations that are managed separately to maximize the production, technology and marketing of their packaging product. Our dispensing and specialty closures segment operates in North and South America, Europe and Asia. Our metal containers segment operates primarily in North America and Europe. Our custom containers segment operates in North America. The accounting policies of the business segments are the same as those described in Note 1.

Information for each of the past three years for our business segments is as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
2021
Net sales	$2,160,484	$2,808,065	$708,556	$—	$5,677,105
Depreciation and amortization	125,640	85,499	39,064	157	250,360
Rationalization charges	5,806	8,873	331	—	15,010
Segment income (1)	262,148	253,736	92,359	(32,130)	576,113
Segment assets	4,429,186	2,319,982	888,715	34,490	7,672,373
Capital expenditures	113,601	78,462	40,196	5	232,264
2020
Net sales	$1,712,433	$2,557,980	$651,530	$—	$4,921,943
Depreciation and amortization	99,062	82,404	37,473	159	219,098
Rationalization charges	5,759	9,905	367	—	16,031
Segment income (1)	224,374	246,628	87,810	(46,426)	512,386
Segment assets	3,617,969	1,973,933	814,303	35,214	6,441,419
Capital expenditures	91,291	80,701	52,151	34	224,177
2019
Net sales	$1,405,611	$2,473,214	$611,102	$—	$4,489,927
Depreciation and amortization	83,133	86,114	37,077	159	206,483
Rationalization charges	6,562	49,425	364	—	56,351
Segment income	173,485	159,980	48,915	(22,894)	359,486
Segment assets	2,263,131	1,853,875	722,848	35,474	4,875,328
Capital expenditures	95,153	102,832	32,928	31	230,944
______________________
(1)    Corporate includes costs attributed to announced acquisitions of $5.0 million and $19.3 million in 2021 and 2020, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

Total segment income is reconciled to income before income taxes as follows:

	2021	2020	2019
	(Dollars in thousands)
Total segment income	$576,113	$512,386	$359,486
Interest and other debt expense	109,800	105,308	107,350
Income before income taxes	$466,313	$407,078	$252,136

Total segment assets at December 31 are reconciled to total assets as follows:

	2021	2020
	(Dollars in thousands)
Total segment assets	$7,672,373	$6,441,419
Other assets	98,473	70,167
Total assets	$7,770,846	$6,511,586

Financial information relating to our operations by geographic area is as follows:

	2021	2020	2019
	(Dollars in thousands)
Net sales:
United States	$4,131,375	$3,650,953	$3,418,848
Foreign:
Europe	1,166,557	953,695	818,032
Other	379,173	317,295	253,047
Total net sales from foreign operations	1,545,730	1,270,990	1,071,079
Total net sales	$5,677,105	$4,921,943	$4,489,927
Long-lived assets:
United States	$1,286,167	$1,121,596
Foreign:
Europe	536,401	551,365
Other	171,309	167,797
Total long-lived assets at foreign operations	707,710	719,162
Total long-lived assets	$1,993,877	$1,840,758
Net sales are attributed to the country from which the product was manufactured and shipped.
Sales of our metal containers segment to Nestlé Food Company accounted for 10.7 percent, 10.5 percent and 11.1 percent of our consolidated net sales in 2021, 2020 and 2019, respectively.
Sales and income from operations of our metal containers segment and of part of our dispensing and specialty closures segment are dependent, in part, upon the vegetable and fruit harvests in the United States and, to a lesser extent, in a variety of national growing regions in Europe. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual income from operations during that quarter.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

NOTE 18. SUBSEQUENT EVENT

On February 24, 2022, we gave irrevocable notice for the redemption on March 28, 2022 of all $300.0 million aggregate principal amount of the outstanding 4¾% Notes, at a redemption price of 100 percent of their principal amount plus accrued and unpaid interest to the redemption date. We will fund this redemption with revolving loan borrowings under the Credit Agreement and cash on hand.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
SILGAN HOLDINGS INC.
For the years ended December 31, 2021, 2020 and 2019
(Dollars in thousands)

		Additions		Other Changes Increase (Decrease)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Cumulative translation adjustment	Other (2)	Balance at end of period
For the year ended December 31, 2021:
Allowance for doubtful accounts receivable	$6,803	$946	$—	$(273)	$(776)	$6,700
For the year ended December 31, 2020:
Allowance for doubtful accounts receivable	$5,485	$1,043	$906	$457	$(1,088)	$6,803
For the year ended December 31, 2019:
Allowance for doubtful accounts receivable	$5,095	$1,609	$—	$(56)	$(1,163)	$5,485
 ______________________
(1)    As discussed in Note 1, in January 2020 we adopted amended guidance for the accounting for credit losses on financial instruments which resulted in an increase of $0.9 million to our allowance for doubtful accounts.
(2)     Uncollectible accounts written off, net of recoveries.