Form 10-Q
period 2022-03-31
SILGAN HOLDINGS INC
filed 2022-05-04
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 30, 2022, the number of shares outstanding of the Registrant’s common stock was 110,800,407.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2022	March 31, 2021	Dec. 31, 2021
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$259,564	$190,131	$631,439
Trade accounts receivable, net	852,876	738,088	711,332
Inventories	1,018,685	788,637	798,837
Prepaid expenses and other current assets	150,646	102,382	154,241
Total current assets	2,281,771	1,819,238	2,295,849

Property, plant and equipment, net	1,979,681	1,811,593	1,993,877
Goodwill	2,024,340	1,701,040	2,038,408
Other intangible assets, net	817,450	613,220	830,772
Other assets, net	607,168	496,381	611,940
	$7,710,410	$6,441,472	$7,770,846

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$539,134	$195,122	$20,251
Trade accounts payable	850,532	629,494	1,133,318
Accrued payroll and related costs	109,096	105,745	109,279
Accrued liabilities	218,194	224,747	245,674
Total current liabilities	1,716,956	1,155,108	1,508,522

Long-term debt	3,445,633	3,163,292	3,772,926
Deferred income taxes	433,843	357,587	435,252
Other liabilities	475,739	489,129	491,450

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	328,201	309,635	325,448
Retained earnings	2,758,697	2,452,996	2,691,745
Accumulated other comprehensive loss	(244,642)	(291,806)	(259,828)
Treasury stock	(1,205,768)	(1,196,220)	(1,196,420)
Total stockholders’ equity	1,638,239	1,276,356	1,562,696
	$7,710,410	$6,441,472	$7,770,846

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2022 and 2021
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2022	2021

Net sales	$1,441,886	$1,238,110
Cost of goods sold	1,208,433	1,016,644
Gross profit	233,453	221,466
Selling, general and administrative expenses	100,011	97,379
Rationalization charges	1,379	10,357
Other pension and postretirement income	(11,329)	(12,819)
Income before interest and income taxes	143,392	126,549
Interest and other debt expense before loss on early extinguishment of debt	29,349	26,423
Loss on early extinguishment of debt	1,481	883
Interest and other debt expense	30,830	27,306
Income before income taxes	112,562	99,243
Provision for income taxes	27,687	25,962
Net income	$84,875	$73,281

Earnings per share:
Basic net income per share	$0.77	$0.66
Diluted net income per share	$0.76	$0.66

Weighted average number of shares:
Basic	110,600	110,206
Effect of dilutive securities	793	824
Diluted	111,393	111,030

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2022 and 2021
(Dollars in thousands)
(Unaudited)

	2022	2021

Net income	$84,875	$73,281
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	499	1,878
Change in fair value of derivatives	2,337	641
Foreign currency translation	12,350	(33,372)
Other comprehensive income (loss)	15,186	(30,853)
Comprehensive income	$100,061	$42,428

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2022 and 2021
(Dollars in thousands)
(Unaudited)

	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$84,875	$73,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	69,067	60,872
Rationalization charges	1,379	10,357
Stock compensation expense	4,879	5,010
Loss on early extinguishment of debt	1,481	883
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(141,113)	(103,549)
Inventories	(222,137)	(118,132)
Trade accounts payable	(29,881)	(59,825)
Accrued liabilities	(23,291)	(32,062)
Other, net	(12,660)	(8,983)
Net cash used in operating activities	(267,401)	(172,148)

Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	(1,333)	—
Capital expenditures	(68,491)	(68,764)
Other, net	(203)	402
Net cash used in investing activities	(70,027)	(68,362)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	544,624	170,457
Repayments under revolving loans	(24,408)	(31,310)
Proceeds from issuance of long-term debt	—	499,725
Repayments of long-term debt	(300,000)	(500,000)
Changes in outstanding checks - principally vendors	(225,863)	(84,216)
Dividends paid on common stock	(18,722)	(16,055)
Debt issuance costs	—	(4,633)
Repurchase of common stock	(11,474)	(8,275)
Net cash (used in) provided by financing activities	(35,843)	25,693

Effect of exchange rate changes on cash and cash equivalents	1,396	(4,533)

Cash and cash equivalents:
Net decrease	(371,875)	(219,350)
Balance at beginning of year	631,439	409,481
Balance at end of period	$259,564	$190,131

Interest paid, net	$33,116	$31,655
Income taxes paid, net	6,718	15,297

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2022 and 2021
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2022	2021

Common stock - shares outstanding
Balance at beginning of period	110,410	110,057
Net issuance of treasury stock for vested restricted stock units	390	329
Balance at end of period	110,800	110,386

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751

Paid-in capital
Balance at beginning of period	325,448	306,363
Stock compensation expense	4,879	5,010
Net issuance of treasury stock for vested restricted stock units	(2,126)	(1,738)
Balance at end of period	328,201	309,635

Retained earnings
Balance at beginning of period	2,691,745	2,395,395
Net income	84,875	73,281
Dividends declared on common stock	(17,923)	(15,680)
Balance at end of period	2,758,697	2,452,996

Accumulated other comprehensive loss
Balance at beginning of period	(259,828)	(260,953)
Other comprehensive income (loss)	15,186	(30,853)
Balance at end of period	(244,642)	(291,806)

Treasury stock
Balance at beginning of period	(1,196,420)	(1,189,683)
Net issuance of treasury stock for vested restricted stock units	(9,348)	(6,537)
Balance at end of period	(1,205,768)	(1,196,220)
Total stockholders' equity	$1,638,239	$1,276,356

Dividends declared on common stock per share	$0.16	$0.14

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2022 and 2021 and for the
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

The Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by segment for the three months ended March 31 were as follows:

	2022	2021
	(Dollars in thousands)
Dispensing and Specialty Closures	$597,927	$509,352
Metal Containers	650,726	554,081
Custom Containers	193,233	174,677
	$1,441,886	$1,238,110

Revenues by geography for the three months ended March 31 were as follows:

	2022	2021
	(Dollars in thousands)
North America	$1,086,224	$898,402
Europe and other	355,662	339,708
	$1,441,886	$1,238,110

Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $99.1 million, $86.4 million, and $78.2 million as of March 31, 2022 and 2021 and December 31, 2021, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2022 and 2021 and for the
three months then ended is unaudited)

Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment for the three months ended March 31 were as follows:

	2022	2021
	(Dollars in thousands)
Dispensing and Specialty Closures	$—	$5,231
Metal Containers	1,274	5,021
Custom Containers	105	105
	$1,379	$10,357

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2021	$41,090	$157	$—	$41,247
Charged to expense	621	733	25	1,379
Utilized and currency translation	(1,839)	(702)	(25)	(2,566)
Balance at March 31, 2022	$39,872	$188	$—	$40,060

Non-cash asset write-downs were the result of comparing the carrying value of certain production related assets to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (see Note 7 for information regarding a Level 3 fair value measurement).

Rationalization reserves as of March 31, 2022 were recorded in our Condensed Consolidated Balance Sheet as accrued liabilities of $4.8 million and other liabilities of $35.3 million. Excluding the impact of our withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $0.6 million and $2.2 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.0 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2022 and 2021 and for the
three months then ended is unaudited)

Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2021	$(119,474)	$(2,327)	$(138,027)	$(259,828)
Other comprehensive income before reclassifications	—	2,018	12,350	14,368
Amounts reclassified from accumulated other comprehensive loss	499	319	—	818
Other comprehensive income	499	2,337	12,350	15,186
Balance at March 31, 2022	$(118,975)	$10	$(125,677)	$(244,642)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three months ended March 31, 2022 were net (losses) of $(0.7) million, excluding an income tax benefit of $0.2 million. These net (losses) consisted of amortization of net actuarial (losses) of $(1.1) million and amortization of net prior service credit of $0.4 million. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 9 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2022 were not significant.

Other comprehensive loss before reclassifications related to foreign currency translation for the three months ended March 31, 2022 consisted of (i) foreign currency gains related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $3.0 million, (ii) foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $0.8 million, and (iii) foreign currency gains related to our net investment hedges of $11.3 million, excluding an income tax (provision) of $(2.7) million. See Note 7 for further discussion.

Note 5.               Inventories

Inventories consisted of the following:

	March 31, 2022	March 31, 2021	Dec. 31, 2021
	(Dollars in thousands)
Raw materials	$295,713	$263,580	$394,102
Work-in-process	263,878	167,137	157,406
Finished goods	607,087	452,553	394,378
Other	14,787	14,955	15,731
	1,181,465	898,225	961,617
Adjustment to value inventory at cost on the LIFO method	(162,780)	(109,588)	(162,780)
	$1,018,685	$788,637	$798,837

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2022 and 2021 and for the
three months then ended is unaudited)

Note 6.               Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2022	March 31, 2021	Dec. 31, 2021
	(Dollars in thousands)
Bank debt
Bank revolving loans	$508,000	$137,000	$—
U.S. term loans	1,000,000	400,000	1,000,000
Other foreign bank revolving and term loans	50,014	60,030	38,862
Total bank debt	1,558,014	597,030	1,038,862
4¾% Senior Notes	—	300,000	300,000
3¼% Senior Notes	723,190	763,945	739,180
4⅛% Senior Notes	600,000	600,000	600,000
2¼% Senior Notes	556,300	587,650	568,600
1.4% Senior Secured Notes	500,000	500,000	500,000
Finance leases	67,714	33,936	68,730
Total debt - principal	4,005,218	3,382,561	3,815,372
Less unamortized debt issuance costs and debt discount	20,451	24,147	22,195
Total debt	3,984,767	3,358,414	3,793,177
Less current portion	539,134	195,122	20,251
	$3,445,633	$3,163,292	$3,772,926

At March 31, 2022, the current portion of long-term debt consisted of $508.0 million of bank revolving loans under our amended and restated senior secured credit facility, as amended, or the Credit Agreement, $28.4 million of other foreign bank revolving and term loans and $2.7 million of finance leases.

On March 28, 2022, we redeemed all $300.0 million aggregate principal amount of our outstanding 4¾% Senior Notes due 2025, or the 4¾% Notes, at a redemption price of 100 percent of their principal amount plus accrued and unpaid interest to the redemption date. We funded this redemption with revolving loan borrowings under the Credit Agreement and cash on hand. As a result of this redemption, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.5 million during the first quarter of 2022 for the write-off of unamortized debt issuance costs.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2022 and 2021 and for the
three months then ended is unaudited)

Note 7.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at March 31, 2022:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$259,564	$259,564

Liabilities:
Bank debt	$1,558,014	$1,558,014
3¼% Senior Notes	723,190	721,671
4⅛% Senior Notes	599,229	575,280
2¼% Senior Notes	556,300	507,624
1.4% Senior Secured Notes	499,784	456,550

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at March 31, 2022 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

Financial Instruments Not Measured at Fair Value

Our bank debt, 3¼% Senior Notes, 4⅛% Senior Notes, 2¼% Senior Notes and 1.4% Senior Secured Notes were recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to measure them at fair value. We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 3¼% Senior Notes, 4⅛% Senior Notes, 2¼% Senior Notes and 1.4% Senior Secured Notes were estimated based on quoted market prices, a Level 1 input.

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
(Information at March 31, 2022 and 2021 and for the
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

Interest Rate Swap Agreements

We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations. These agreements have a fixed rate of 2.878 percent and mature on March 24, 2023. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three months ended March 31, 2022. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements in effect at March 31, 2022 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three months ended March 31, 2022. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at March 31, 2022 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize our foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼% Senior Notes which are Euro denominated. Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three months ended March 31, 2022 were $11.3 million.

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2022 and 2021 and for the
three months then ended is unaudited)

Note 9.               Retirement Benefits

The components of the net periodic pension benefit credit for the three months ended March 31 were as follows:

	2022	2021
	(Dollars in thousands)
Service cost	$3,300	$3,788
Interest cost	5,159	4,354
Expected return on plan assets	(17,314)	(19,848)
Amortization of prior service cost	55	58
Amortization of actuarial losses	1,155	3,026
Net periodic benefit credit	$(7,645)	$(8,622)

The components of the net periodic other postretirement benefit credit for the three months ended March 31 were as follows:

	2022	2021
	(Dollars in thousands)
Service cost	$25	$28
Interest cost	109	95
Amortization of prior service credit	(416)	(456)
Amortization of actuarial gains	(77)	(48)
Net periodic benefit credit	$(359)	$(381)

Note 10.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, has completed its review of the 2020 tax year with no change to our filed federal income tax return. We have been accepted into the Compliance Assurance Program for the 2021 and 2022 tax years which provides for the review by the IRS of tax matters relating to our tax return prior to filing.

Note 11.               Treasury Stock

On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026. We did not repurchase any shares of our common stock pursuant to this authorization during the three months ended March 31, 2022.

During the first three months of 2022, we issued 667,004 treasury shares which had an average cost of $3.19 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 276,826 shares of our common stock at an average cost of $41.45 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method. As of March 31, 2022, 64,312,089 shares of our common stock were held in treasury.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2022 and 2021 and for the
three months then ended is unaudited)

Note 12.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued options and restricted stock units to our officers, other key employees and outside directors. During the first three months of 2022, 409,900 restricted stock units were granted to certain of our officers and other key employees. The fair value of these restricted stock units at the grant date was $17.0 million, which is being amortized ratably over the respective vesting period from the grant date.

Note 13.             Segment Information

Reportable segment information for the three months ended March 31 was as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended March 31, 2022
Net sales	$597,927	$650,726	$193,233	$—	$1,441,886
Depreciation and amortization(1)	36,619	21,064	9,883	42	67,608
Rationalization charges	—	1,274	105	—	1,379
Segment income	87,313	38,009	24,694	(6,624)	143,392

Three Months Ended March 31, 2021
Net sales	$509,352	$554,081	$174,677	$—	$1,238,110
Depreciation and amortization(1)	28,890	21,249	9,373	39	59,551
Rationalization charges	5,231	5,021	105	—	10,357
Segment income	65,645	45,614	24,486	(9,196)	126,549
_____________

(1)Depreciation and amortization excludes amortization of debt discount and debt issuance costs of $1.5 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.

Total segment income is reconciled to income before income taxes for the three months ended March 31 as follows:

	2022	2021
	(Dollars in thousands)
Total segment income	$143,392	$126,549
Interest and other debt expense	30,830	27,306
Income before income taxes	$112,562	$99,243

Sales and segment income of our metal containers segment and of part of our dispensing and specialty closures segment are dependent, in part, upon the vegetable and fruit harvests in the United States and, to a lesser extent, in a variety of national growing regions in Europe. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual segment income during that quarter.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934, as amended.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

General

We are a leading manufacturer of sustainable rigid packaging solutions for consumer goods products.  We currently produce dispensing and specialty closures for food, beverage, health care, garden, home, personal care, fragrance and beauty products; steel and aluminum containers for human and pet food and general line products; and custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products. We are a leading worldwide manufacturer of dispensing and specialty closures, a leading manufacturer of metal containers in North America and Europe, and a leading manufacturer of custom containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

	2022	2021
Net sales
Dispensing and Specialty Closures	41.5%	41.1%
Metal Containers	45.1	44.8
Custom Containers	13.4	14.1
Consolidated	100.0	100.0
Cost of goods sold	83.8	82.1
Gross profit	16.2	17.9
Selling, general and administrative expenses	7.0	7.9
Rationalization charges	0.1	0.8
Other pension and postretirement income	(0.8)	(1.0)
Income before interest and income taxes	9.9	10.2
Interest and other debt expense	2.1	2.2
Income before income taxes	7.8	8.0
Provision for income taxes	1.9	2.1
Net income	5.9%	5.9%

Summary unaudited results of operations for the three months ended March 31 are provided below.

	2022	2021
	(dollars in millions)
Net sales
Dispensing and Specialty Closures	$597.9	$509.3
Metal Containers	650.7	554.1
Custom Containers	193.3	174.7
Consolidated	$1,441.9	$1,238.1

Segment income
Dispensing and Specialty Closures (1)	$87.3	$65.7
Metal Containers (2)	38.0	45.6
Custom Containers (3)	24.7	24.5
Corporate	(6.6)	(9.2)
Consolidated	$143.4	$126.6

(1) Includes rationalization charges of $5.2 million for the three months ended March 31, 2021.
(2) Includes rationalization charges of $1.3 million and $5.0 million for the three months ended March 31, 2022 and 2021, respectively.
(3) Includes rationalization charges of $0.1 million for each of the three months ended March 31, 2022 and 2021.

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Overview.  Consolidated net sales were $1.44 billion in the first quarter of 2022, a 16.5 percent increase as compared to the first quarter of 2021 primarily due to higher average selling prices due to the pass through of higher raw material and other inflationary costs across all segments, higher unit volumes in the dispensing and specialty closures segment including from acquisitions, and a more favorable mix of products sold in the custom containers segment, partially offset by lower unit volumes and a higher percentage of smaller cans sold in the metal containers segment, lower volumes in the custom containers segment and the impact from unfavorable foreign currency translation. Income before interest and income taxes for the first quarter of 2022 was $143.4 million, a $16.8 million increase as compared to the same period in 2021 primarily due to the favorable impact in the current year period from the delayed pass through of lower resin costs as compared to the unfavorable impact in the prior year period from the delayed pass through of higher resin costs in both the dispensing and specialty closures and custom containers segments, strong manufacturing performance and operating efficiencies, higher unit volumes in the dispensing and specialty closures segment and lower rationalization charges, partially offset by inflation in manufacturing costs, lower volumes in the metal containers and custom containers segments, the mix impact of more smaller cans sold in the metal containers segment and the impact of unfavorable foreign currency translation. Results for the first quarters of 2022 and 2021 included rationalization charges of $1.4 million and $10.3 million, respectively. Results for the first quarters of 2022 and 2021 also included a loss on early extinguishment of debt of $1.5 million and $0.9 million, respectively. Net income for the first quarter of 2022 was $84.9 million as compared to $73.3 million for the same period in 2021.  Net income per diluted share for the first quarter of 2022 was $0.76 as compared to $0.66 for the same period in 2021.

Net Sales.  The $203.8 million increase in consolidated net sales in the first quarter of 2022 as compared to the first quarter of 2021 was the result of higher net sales across all the segments.

Net sales for the dispensing and specialty closures segment increased $88.6 million, or 17.4 percent, in the first quarter of 2022 as compared to the same period in 2021. This increase was primarily the result of higher average selling prices due to the pass through of higher raw material and other inflationary costs and higher unit volumes of approximately eight percent, partially offset by the impact of unfavorable foreign currency translation of approximately $15 million. The increase in unit volumes was principally the result of the inclusion of the recent acquisitions and higher volumes for beauty and fragrance products, partially offset by a decrease in volumes for hygiene and home cleaning products which continued to be impacted by an inventory correction throughout the supply chain, and for metal closures as a result of customer pre-buy activity in late 2021 in advance of significant metal inflation this year.

Net sales for the metal containers segment increased $96.6 million, or 17.4 percent, in the first quarter of 2022 as compared to the same period in 2021.  This increase was primarily the result of higher average selling prices due to the pass through of higher raw material and other manufacturing costs, partially offset by lower unit volumes of approximately fourteen percent, a higher percentage of smaller cans sold and the impact of unfavorable foreign currency translation of approximately $7 million. The decrease in unit volumes was principally the result of higher customer purchases in late 2021 in advance of significant metal inflation this year and customers’ ongoing supply chain and labor challenges in the current year period.

Net sales for the custom containers segment increased $18.6 million, or 10.6 percent, in the first quarter of 2022 as compared to the same period in 2021. This increase was principally due to higher average selling prices related to the pass through of higher resin costs and a more favorable mix of products sold, partially offset by lower volumes of approximately eight percent. The decline in volumes was primarily due to strong pandemic driven demand in the first quarter of 2021.

Gross Profit.  Gross profit margin decreased 1.7 percentage points to 16.2 percent in the first quarter of 2022 as compared to the same period in 2021 for the reasons discussed below in "Income before Interest and Income Taxes."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 7.0 percent in the first quarter of 2022 as compared to 7.9 percent in the same period in 2021. Selling, general and administrative expenses increased $2.6 million to $100.0 million for the first quarter of 2022 as compared to $97.4 million for the same period in 2021.

Income before Interest and Income Taxes.  Income before interest and income taxes for the first quarter of 2022 increased by $16.8 million as compared to the first quarter of 2021, while margins decreased to 9.9 percent from 10.2 percent over the same periods. The increase in income before interest and income taxes was primarily the result of higher income in the dispensing and specialty closures and custom containers segments, partially offset by lower income in the metal containers segment. Rationalization charges were $1.4 million and $10.3 million in the first quarters of 2022 and 2021, respectively.

Segment income of the dispensing and specialty closures segment for the first quarter of 2022 increased $21.6 million as compared to the same period in 2021, and segment income margin increased to 14.6 percent from 12.9 percent over the same periods.  The increase in segment income was primarily due to the favorable impact in the current year period from the delayed pass through of lower resin costs as compared to the unfavorable impact in the prior year period from the delayed pass through of higher resin costs, higher unit volumes including from recent acquisitions, improved operating efficiencies and lower rationalization charges, partially offset by inflation in manufacturing costs and the impact of unfavorable foreign currency translation. Rationalization charges were $5.2 million in the first quarter of 2021.

Segment income of the metal containers segment for the first quarter of 2022 decreased $7.6 million as compared to the same period in 2021, and segment income margin decreased to 5.8 percent from 8.2 percent over the same periods. The decrease in segment income was due primarily to lower unit volumes, the mix impact of more smaller cans sold and inflation in manufacturing costs, partially offset by strong manufacturing performance. The decrease in segment income margin was primarily due to to the mathematical consequence of the pass through of inflation in raw material and other manufacturing costs in the first quarter of 2022. Rationalization charges were $1.3 million and $5.0 million in the first quarters of 2022 and 2021, respectively.

Segment income of the custom containers segment for the first quarter of 2022 increased $0.2 million as compared to the same period in 2021, while segment income margin decreased to 12.8 percent from 14.0 percent over the same periods.  The increase in segment income was primarily attributable to the favorable impact in the current year period from the delayed pass through of lower resin costs as compared to the unfavorable impact in the prior year period from the delayed pass through of higher resin costs and strong operational performance, partially offset by lower volumes. The decrease in segment income margin was primarily due to the mathematical consequence of the pass through of higher raw material costs in the first quarter of 2022.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first quarter of 2022 increased $2.9 million to $29.3 million as compared to $26.4 million in the same period in 2021. This increase was primarily due to higher weighted average outstanding borrowings during the quarter as a result of the acquisitions in the third and fourth quarters of 2021. In March 2022, we redeemed all $300.0 million aggregate principal amount of the outstanding 4¾% Notes. In conjunction with this prepayment, we recognized a loss on early extinguishment of debt of $1.5 million in the first quarter of 2022.

Provision for Income Taxes. The effective tax rates were 24.6 percent and 26.2 percent for the first quarters of 2022 and 2021, respectively. The effective tax rate for the first quarter of 2021 was unfavorably impacted by higher income in less favorable tax jurisdictions.

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

On March 28, 2022, we redeemed all $300.0 million aggregate principal amount of the outstanding 4¾% Notes at a redemption price of 100 percent of their principal amount plus accrued and unpaid interest to the redemption date. We funded this redemption with revolving loan borrowings under the Credit Agreement and cash on hand. As a result of this redemption, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.5 million during the first quarter of 2022 for the write-off of unamortized debt issuance costs.

You should also read Note 6 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2022 included elsewhere in this Quarterly Report.

For the three months ended March 31, 2022, we used net borrowings of revolving loans of $520.2 million and cash and cash equivalents of $371.9 million (including the positive effect of exchange rate changes of $1.4 million) to fund the redemption of the 4¾% Notes for $300.0 million, cash used in operations of $267.4 million, decreases in outstanding checks of $225.9 million, net capital expenditures and other investing activities of $70.0 million, dividends paid on our common stock of $18.7 million, and repurchases of our common stock of $11.5 million under our stock-based compensation plan.
For the three months ended March 31, 2021, we used proceeds from the issuance of the 1.4% Senior Secured Notes of $499.7 million, net borrowings of revolving loans of $139.2 million and cash and cash equivalents of $219.4 million to fund repayments of long-term debt of $500.0 million, cash used in operations of $172.2 million, decreases in outstanding checks of $84.2 million, net capital expenditures and other investing activities of $68.4 million, dividends paid on our common stock of $16.1 million, repurchases of our common stock of $8.3 million under our stock-based compensation plan, debt issuance costs of $4.6 million and the negative effect of exchange rate changes of $4.5 million.

At March 31, 2022, we had $508.0 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at March 31, 2022 was $972.2 million.

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

Guaranteed Securities

Each of the 3¼% Senior Notes, the 4⅛% Senior Notes, the 2¼% Senior Notes and the 1.4% Senior Secured Notes were issued by Silgan and are guaranteed by our U.S. subsidiaries that also guarantee our obligations under the Credit Agreement, collectively the Obligor Group.

The following summarized financial information relates to the Obligor Group as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in subsidiaries of Silgan that are not part of the Obligor Group of $1.5 billion and $1.4 billion as of March 31, 2022 and December 31, 2021, respectively, are not included in noncurrent assets in the table below.

	March 31, 2022	Dec. 31, 2021
	(Dollars in millions)

Current assets	$1,412.5	$1,506.9
Noncurrent assets	4,144.9	4,159.9
Current liabilities	1,348.1	1,159.2
Noncurrent liabilities	4,050.6	4,392.4

At March 31, 2022 and December 31, 2021, the Obligor Group held current receivables due from other subsidiary companies of $36.9 million and $70.5 million, respectively; long-term notes receivable due from other subsidiary companies of $778.5 million and $782.4 million, respectively; and current payables due to other subsidiary companies of $6.6 million and $7.3 million, respectively.

Three months ended March 31, 2022
(Dollars in millions)

Net sales	$1,046.0
Gross profit	143.7
Net income	57.3

For the three months ended March 31, 2022, net income in the table above excludes income from equity method investments of other subsidiary companies of $27.6 million. For the three months ended March 31, 2022, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $9.6 million; net credits from such other subsidiary companies of $7.3 million; and net interest income from such other subsidiary companies of $4.9 million. For the three months ended March 31, 2022, the Obligor Group received dividends from other subsidiary companies of $0.2 million.

Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $2.5 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $0.6 million and $2.2 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $1.0 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually through 2040.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2022 included elsewhere in this Quarterly Report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and, with respect to our international operations, in foreign currency exchange rates.  In the normal course of business, we also have risk related to commodity price changes for items such as natural gas.  We employ established policies and procedures to manage our exposure to these risks.  Interest rate, foreign currency and commodity pricing transactions are used only to the extent considered necessary to meet our objectives.  We do not utilize derivative financial instruments for trading or other speculative purposes.

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  Since such filing, other than the changes discussed in Notes 6 and 7 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2022 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

In 2021, we acquired Gateway Plastics LLC, Unicep Packaging LLC and Easytech Closures S.p.A. We are currently in the process of integrating the internal controls and procedures of these acquired entities into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of these acquired entities in our annual assessment of the effectiveness of our internal control over financial reporting for our 2022 fiscal year.

Part II.  Other Information

Item 6.  Exhibits

Exhibit Number	Description

*10.1	Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan

*10.2	Amendment No. 3 to Silgan Holdings Inc. Senior Executive Performance Plan

22
Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 filed with our Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 000-22117).

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

SILGAN HOLDINGS INC.

Dated: May 4, 2022	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)