Form 10-Q
period 2022-06-30
SILGAN HOLDINGS INC
filed 2022-08-04
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SLGN	New York Stock Exchange

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

As of July 29, 2022, the number of shares outstanding of the Registrant’s common stock was 110,215,515.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2022	June 30, 2021	Dec. 31, 2021
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$247,843	$164,821	$631,439
Trade accounts receivable, net	931,282	891,812	711,332
Inventories	1,253,894	907,805	798,837
Prepaid expenses and other current assets	120,133	88,818	154,241
Total current assets	2,553,152	2,053,256	2,295,849

Property, plant and equipment, net	1,932,805	1,832,885	1,993,877
Goodwill	1,966,136	1,719,815	2,038,408
Other intangible assets, net	785,976	609,882	830,772
Other assets, net	636,430	508,481	611,940
	$7,874,499	$6,724,319	$7,770,846

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$718,695	$240,859	$20,251
Trade accounts payable	880,862	727,523	1,133,318
Accrued payroll and related costs	109,211	112,270	109,279
Accrued liabilities	251,271	234,503	245,674
Total current liabilities	1,960,039	1,315,155	1,508,522

Long-term debt	3,367,469	3,176,393	3,772,926
Deferred income taxes	430,147	360,027	435,252
Other liabilities	491,381	484,164	491,450

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	331,877	314,873	325,448
Retained earnings	2,833,431	2,531,783	2,691,745
Accumulated other comprehensive loss	(308,216)	(263,433)	(259,828)
Treasury stock	(1,233,380)	(1,196,394)	(1,196,420)
Total stockholders’ equity	1,625,463	1,388,580	1,562,696
	$7,874,499	$6,724,319	$7,770,846

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2022 and 2021
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net sales	$1,543,781	$1,348,661	$2,985,667	$2,586,771
Cost of goods sold	1,269,855	1,113,777	2,478,288	2,130,421
Gross profit	273,926	234,884	507,379	456,350
Selling, general and administrative expenses	123,830	94,394	223,841	191,773
Rationalization charges	3,428	354	4,807	10,711
Other pension and postretirement income	(11,349)	(12,818)	(22,678)	(25,637)
Income before interest and income taxes	158,017	152,954	301,409	279,503
Interest and other debt expense before loss on early extinguishment of debt	28,660	26,406	58,009	52,829
Loss on early extinguishment of debt	—	—	1,481	883
Interest and other debt expense	28,660	26,406	59,490	53,712
Income before income taxes	129,357	126,548	241,919	225,791
Provision for income taxes	36,682	32,072	64,369	58,034
Net income	$92,675	$94,476	$177,550	$167,757

Earnings per share:
Basic net income per share	$0.84	$0.86	$1.60	$1.52
Diluted net income per share	$0.83	$0.85	$1.59	$1.51

Weighted average number of shares:
Basic	110,840	110,442	110,750	110,323
Effect of dilutive securities	388	661	590	743
Diluted	111,228	111,103	111,340	111,066

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2022 and 2021
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net income	$92,675	$94,476	$177,550	$167,757
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	539	1,876	1,038	3,754
Change in fair value of derivatives	(60)	828	2,277	1,469
Foreign currency translation	(64,053)	25,669	(51,703)	(7,703)
Other comprehensive (loss) income	(63,574)	28,373	(48,388)	(2,480)
Comprehensive income	$29,101	$122,849	$129,162	$165,277

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2022 and 2021
(Dollars in thousands)
(Unaudited)

	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$177,550	$167,757
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	136,790	122,386
Rationalization charges	4,807	10,711
Stock compensation expense	8,870	10,337
Loss on early extinguishment of debt	1,481	883
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(243,261)	(277,768)
Inventories	(475,171)	(233,815)
Trade accounts payable	15,331	31,825
Accrued liabilities	15,914	(24,316)
Other, net	5,753	(17,313)
Net cash used in operating activities	(351,936)	(209,313)

Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	(1,333)	2,305
Capital expenditures	(118,357)	(123,604)
Other, net	(688)	4,914
Net cash used in investing activities	(120,378)	(116,385)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	753,657	318,141
Repayments under revolving loans	(54,815)	(105,856)
Proceeds from issuance of long-term debt	—	499,725
Repayments of long-term debt	(300,000)	(500,000)
Changes in outstanding checks - principally vendors	(225,863)	(84,216)
Dividends paid on common stock	(36,680)	(31,564)
Debt issuance costs	—	(4,905)
Repurchase of common stock	(39,402)	(8,538)
Net cash provided by financing activities	96,897	82,787

Effect of exchange rate changes on cash and cash equivalents	(8,179)	(1,749)

Cash and cash equivalents:
Net decrease	(383,596)	(244,660)
Balance at beginning of year	631,439	409,481
Balance at end of period	$247,843	$164,821

Interest paid, net	$59,297	$48,026
Income taxes paid, net	28,881	47,297

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three and six months ended June 30, 2022 and 2021
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Common stock - shares outstanding
Balance at beginning of period	110,800	110,386	110,410	110,057
Net issuance of treasury stock for vested restricted stock units	65	22	455	351
Repurchases of common stock	(650)	—	(650)	—
Balance at end of period	110,215	110,408	110,215	110,408

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751	$1,751

Paid-in capital
Balance at beginning of period	328,201	309,635	325,448	306,363
Stock compensation expense	3,991	5,327	8,870	10,337
Net issuance of treasury stock for vested restricted stock units	(315)	(89)	(2,441)	(1,827)
Balance at end of period	331,877	314,873	331,877	314,873

Retained earnings
Balance at beginning of period	2,758,697	2,452,996	2,691,745	2,395,395
Net income	92,675	94,476	177,550	167,757
Dividends declared on common stock	(17,941)	(15,689)	(35,864)	(31,369)
Balance at end of period	2,833,431	2,531,783	2,833,431	2,531,783

Accumulated other comprehensive loss
Balance at beginning of period	(244,642)	(291,806)	(259,828)	(260,953)
Other comprehensive (loss) income	(63,574)	28,373	(48,388)	(2,480)
Balance at end of period	(308,216)	(263,433)	(308,216)	(263,433)

Treasury stock
Balance at beginning of period	(1,205,768)	(1,196,221)	(1,196,420)	(1,189,683)
Net issuance of treasury stock for vested restricted stock units	(1,245)	(173)	(10,593)	(6,711)
Repurchases of common stock	(26,367)	—	(26,367)	—
Balance at end of period	(1,233,380)	(1,196,394)	(1,233,380)	(1,196,394)
Total stockholders' equity	$1,625,463	$1,388,580	$1,625,463	$1,388,580

Dividends declared on common stock per share	$0.16	$0.14	$0.32	$0.28

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2022 and 2021 and for the
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

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Dollars in thousands)
Dispensing and Specialty Closures	$602,431	$545,768	$1,200,358	$1,055,120
Metal Containers	754,396	624,534	1,405,122	1,178,615
Custom Containers	186,954	178,359	380,187	353,036
	$1,543,781	$1,348,661	$2,985,667	$2,586,771

Revenues by geography were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Dollars in thousands)
North America	$1,154,614	$968,497	$2,240,838	$1,866,899
Europe and other	389,167	380,164	744,829	719,872
	$1,543,781	$1,348,661	$2,985,667	$2,586,771

Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $110.3 million, $92.6 million, and $78.2 million as of June 30, 2022 and 2021 and December 31, 2021, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2022 and 2021 and for the
three and six months then ended is unaudited)

Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Dollars in thousands)
Dispensing and Specialty Closures	$—	$67	$—	$5,298
Metal Containers	3,428	225	4,702	5,246
Custom Containers	—	62	105	167
	$3,428	$354	$4,807	$10,711

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2021	$41,090	$157	$—	$41,247
Charged to expense	3,833	737	237	4,807
Utilized and currency translation	(3,519)	(737)	(237)	(4,493)
Balance at June 30, 2022	$41,404	$157	$—	$41,561

Non-cash asset write-downs were the result of comparing the carrying value of certain production related assets to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (see Note 7 for information regarding a Level 3 fair value measurement).

Rationalization reserves as of June 30, 2022 were recorded in our Condensed Consolidated Balance Sheet as accrued liabilities of $5.0 million and other liabilities of $36.6 million. Excluding the impact of our withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $3.8 million and $7.4 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.9 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2022 and 2021 and for the
three and six months then ended is unaudited)

Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2021	$(119,474)	$(2,327)	$(138,027)	$(259,828)
Other comprehensive loss before reclassifications	—	2,257	(51,703)	(49,446)
Amounts reclassified from accumulated other comprehensive loss	1,038	20	—	1,058
Other comprehensive loss	1,038	2,277	(51,703)	(48,388)
Balance at June 30, 2022	$(118,436)	$(50)	$(189,730)	$(308,216)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and six months ended June 30, 2022 were net (losses) of $(0.7) million and $(1.4) million, respectively, excluding income tax benefits of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2022, these net (losses) consisted of amortization of net actuarial (losses) of $(1.1) million and $(2.2) million and amortization of net prior service credit of $0.4 million and $0.8 million, respectively. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 9 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2022 were not significant.

Other comprehensive loss before reclassifications related to foreign currency translation for the three and six months ended June 30, 2022 consisted of (i) foreign currency (losses) related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $(88.7) million and $(85.6) million, respectively, (ii) foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $1.1 million and $1.9 million, respectively, and (iii) foreign currency gains related to our net investment hedges of $30.8 million and $42.0 million, respectively, excluding income tax (provisions) of $(7.3) million and $(10.0) million, respectively. See Note 7 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2022 and 2021 and for the
three and six months then ended is unaudited)

Note 5.               Inventories

Inventories consisted of the following:

	June 30, 2022	June 30, 2021	Dec. 31, 2021
	(Dollars in thousands)
Raw materials	$362,950	$302,719	$394,102
Work-in-process	255,249	164,655	157,406
Finished goods	807,219	534,522	394,378
Other	16,881	15,497	15,731
	1,442,299	1,017,393	961,617
Adjustment to value inventory at cost on the LIFO method	(188,405)	(109,588)	(162,780)
	$1,253,894	$907,805	$798,837

During the three and six months ended June 30, 2022, we implemented an inventory management program which resulted in permanent reductions of inventories valued under the last-in, first-out basis. This resulted in liquidations of inventory layers carried at costs prevailing in prior years and thereby decreased cost of goods sold by $7.3 million for both periods.

Note 6.               Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2022	June 30, 2021	Dec. 31, 2021
	(Dollars in thousands)
Bank debt
Bank revolving loans	$675,000	$195,859	$—
U.S. term loans	1,000,000	400,000	1,000,000
Other foreign bank revolving and term loans	61,364	47,132	38,862
Total bank debt	1,736,364	642,991	1,038,862
4¾% Senior Notes	—	300,000	300,000
3¼% Senior Notes	679,510	770,835	739,180
4⅛% Senior Notes	600,000	600,000	600,000
2¼% Senior Notes	522,700	592,950	568,600
1.4% Senior Secured Notes	500,000	500,000	500,000
Finance leases	66,938	33,460	68,730
Total debt - principal	4,105,512	3,440,236	3,815,372
Less unamortized debt issuance costs and debt discount	19,348	22,984	22,195
Total debt	4,086,164	3,417,252	3,793,177
Less current portion	718,695	240,859	20,251
	$3,367,469	$3,176,393	$3,772,926

At June 30, 2022, the current portion of long-term debt consisted of $675.0 million of bank revolving loans under our amended and restated senior secured credit facility, as amended, or the Credit Agreement, $41.0 million of other foreign bank revolving and term loans and $2.7 million of finance leases.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2022 and 2021 and for the
three and six months then ended is unaudited)

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

Note 7.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at June 30, 2022:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$247,843	$247,843

Liabilities:
Bank debt	$1,736,364	$1,736,364
3¼% Senior Notes	679,510	643,496
4⅛% Senior Notes	599,258	538,020
2¼% Senior Notes	522,700	412,828
1.4% Senior Secured Notes	499,797	447,200

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at June 30, 2022 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

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
(Information at June 30, 2022 and 2021 and for the
three and six months then ended is unaudited)

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

Interest Rate Swap Agreements

We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations. These agreements have a fixed rate of 2.878 percent and mature on March 24, 2023. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three and six months ended June 30, 2022. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements in effect at June 30, 2022 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three and six months ended June 30, 2022. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at June 30, 2022 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize our foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼% Senior Notes which are Euro denominated. Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2022 were $30.8 million and $42.0 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2022 and 2021 and for the
three and six months then ended is unaudited)

Note 8.               Commitments and Contingencies

On July 12, 2022, we announced that we concluded a settlement with the European Commission to end a long-running investigation of our metal packaging operations in Europe. This investigation was started in 2015 by the German antitrust authority and was transferred in 2018 to the European Commission. As part of the settlement, we agreed to pay a fine of $25.2 million to put an end to the investigation, although we do not fully concur with the facts and legal qualifications put forth by the European Commission. The fine will be payable in the fourth quarter of 2022. The European Commission has agreed to close its investigation and not proceed any further with this matter.

We are a party to other legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

Note 9.               Retirement Benefits

The components of the net periodic pension benefit credit were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Dollars in thousands)
Service cost	$3,270	$3,789	$6,570	$7,577
Interest cost	5,140	4,355	10,299	8,709
Expected return on plan assets	(17,315)	(19,850)	(34,629)	(39,698)
Amortization of prior service cost	53	58	108	116
Amortization of actuarial losses	1,157	3,028	2,312	6,054
Net periodic benefit credit	$(7,695)	$(8,620)	$(15,340)	$(17,242)

The components of the net periodic other postretirement benefit credit were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Dollars in thousands)
Service cost	$26	$28	$51	$56
Interest cost	109	95	218	190
Amortization of prior service credit	(416)	(457)	(832)	(913)
Amortization of actuarial gains	(77)	(47)	(154)	(95)
Net periodic benefit credit	$(358)	$(381)	$(717)	$(762)

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
(Information at June 30, 2022 and 2021 and for the
three and six months then ended is unaudited)

Note 11.               Treasury Stock

On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026. During the six months ended June 30, 2022, we repurchased an aggregate of 649,727 shares of our common stock at an average price per share of $40.56, for a total purchase price of $26.4 million. At June 30, 2022, we had approximately $273.6 million remaining under this authorization for the repurchase of our common stock.

During the first six months of 2022, we issued 765,917 treasury shares which had an average cost of $3.19 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 310,904 shares of our common stock at an average cost of $41.92 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method. As of June 30, 2022, 64,896,981 shares of our common stock were held in treasury.

Note 12.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued options and restricted stock units to our officers, other key employees and outside directors. During the first six months of 2022, 429,731 restricted stock units were granted to certain of our officers, other key employees and outside directors. The fair value of these restricted stock units at the grant date was $17.9 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2022 and 2021 and for the
three and six months then ended is unaudited)

Note 13.             Segment Information

Reportable segment information was as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended June 30, 2022
Net sales	$602,431	$754,396	$186,954	$—	$1,543,781
Depreciation and amortization(1)	36,541	19,874	9,934	39	66,388
Rationalization charges	—	3,428	—	—	3,428
Segment income (2)	91,349	66,358	30,890	(30,580)	158,017

Three Months Ended June 30, 2021
Net sales	$545,768	$624,534	$178,359	$—	$1,348,661
Depreciation and amortization(1)	29,101	21,329	9,632	42	60,104
Rationalization charges	67	225	62	—	354
Segment income	73,836	58,635	27,244	(6,761)	152,954

Six Months Ended June 30, 2022
Net sales	$1,200,358	$1,405,122	$380,187	$—	$2,985,667
Depreciation and amortization(1)	73,160	40,938	19,817	81	133,996
Rationalization charges	—	4,702	105	—	4,807
Segment income (2)	178,662	104,367	55,584	(37,204)	301,409

Six Months Ended June 30, 2021
Net sales	$1,055,120	$1,178,615	$353,036	$—	$2,586,771
Depreciation and amortization(1)	57,991	42,578	19,005	81	119,655
Rationalization charges	5,298	5,246	167	—	10,711
Segment income	139,481	104,249	51,730	(15,957)	279,503
_____________

(1)Depreciation and amortization excludes amortization of debt discount and debt issuance costs of $1.3 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively, and $2.8 million and $2.7 million for the six months ended June 30, 2022 and 2021, respectively.
(2)Corporate includes a charge of $25.2 million for the settlement with the European Commission for each of the three and six months ended June 30, 2022.

Total segment income is reconciled to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Dollars in thousands)
Total segment income	$158,017	$152,954	$301,409	$279,503
Interest and other debt expense	28,660	26,406	59,490	53,712
Income before income taxes	$129,357	$126,548	$241,919	$225,791

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2022 and 2021 and for the
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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales
Dispensing and Specialty Closures	39.0%	40.5%	40.2%	40.8%
Metal Containers	48.9	46.3	47.1	45.6
Custom Containers	12.1	13.2	12.7	13.6
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	82.3	82.6	83.0	82.4
Gross profit	17.7	17.4	17.0	17.6
Selling, general and administrative expenses	8.0	7.0	7.5	7.4
Rationalization charges	0.2	—	0.2	0.4
Other pension and postretirement income	(0.7)	(0.9)	(0.8)	(1.0)
Income before interest and income taxes	10.2	11.3	10.1	10.8
Interest and other debt expense	1.8	1.9	2.0	2.1
Income before income taxes	8.4	9.4	8.1	8.7
Provision for income taxes	2.4	2.4	2.2	2.2
Net income	6.0%	7.0%	5.9%	6.5%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(dollars in millions)
Net sales
Dispensing and Specialty Closures	$602.4	$545.8	$1,200.4	$1,055.1
Metal Containers	754.4	624.5	1,405.1	1,178.6
Custom Containers	187.0	178.4	380.2	353.1
Consolidated	$1,543.8	$1,348.7	$2,985.7	$2,586.8

Segment income
Dispensing and Specialty Closures (1)	$91.3	$73.8	$178.7	$139.5
Metal Containers (2)	66.4	58.6	104.4	104.2
Custom Containers (3)	30.9	27.2	55.6	51.7
Corporate (4)	(30.6)	(6.6)	(37.3)	(15.9)
Consolidated	$158.0	$153.0	$301.4	$279.5

(1) Includes rationalization charges of $0.1 million and $5.3 million for the three and six months ended June 30, 2021, respectively.
(2) Includes rationalization charges of $3.4 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $4.7 million and $5.2 million for the six months ended June 30, 2022 and 2021, respectively.
(3) Includes rationalization charges of $0.1 million for the three months ended June 30, 2021 and $0.1 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.
(4)    Includes a charge of $25.2 million for the settlement with the European Commission for the three and six months ended June 30, 2022.

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

Overview.  Consolidated net sales were $1.54 billion in the second quarter of 2022, a 14.5 percent increase as compared to the second quarter of 2021 primarily due to higher average selling prices due to the pass through of higher raw material and other inflationary costs across all segments, higher unit volumes in the dispensing and specialty closures segment and a more favorable mix of products sold in the custom containers segment, partially offset by lower unit volumes and a higher percentage of smaller cans sold in the metal containers segment, the impact from unfavorable foreign currency translation and lower volumes in the custom containers segment. Income before interest and income taxes for the second quarter of 2022 was $158.0 million, a $5.0 million increase as compared to the same period in 2021 primarily as a result of higher average selling prices across all segments due to the pass through of higher raw material and other inflationary costs, strong operating performances in each of the segments, the benefit from inventory management programs in the dispensing and specialty closures and metal containers segments, cost recovery of certain customer project expenditures in the dispensing and specialty closures segment, the favorable impact in the current year period from the delayed pass through of lower resin costs as compared to the unfavorable impact in the prior year period from the delayed pass through of higher resin costs in the dispensing and specialty closures and custom containers segments and higher unit volumes in the dispensing and specialty closures segment. These increases were partially offset by inflation in manufacturing costs, higher corporate expenses due to the charge for the settlement with the European Commission in the current year period, lower volumes in the metal containers and custom containers segments, the impact of unfavorable foreign currency translation, the mix impact of more smaller cans sold in the metal containers segment and higher rationalization charges. Results for the second quarters of 2022 and 2021 included rationalization charges of $3.4 million and $0.4 million, respectively. Net income for the second quarter of 2022 was $92.7 million as compared to $94.5 million for the same period in 2021.  Net income per diluted share for the second quarter of 2022 was $0.83 as compared to $0.85 for the same period in 2021.

Net Sales.  The $195.1 million increase in consolidated net sales in the second quarter of 2022 as compared to the second quarter of 2021 was the result of higher net sales across all the segments.

Net sales for the dispensing and specialty closures segment increased $56.6 million, or 10.4 percent, in the second quarter of 2022 as compared to the same period in 2021. This increase was primarily the result of higher average selling prices due to the pass through of higher raw material and other inflationary costs and higher unit volumes of approximately two percent, partially offset by the impact of unfavorable foreign currency translation of approximately $29 million. The increase in unit volumes was principally the result of the inclusion of the recent acquisitions and higher volumes for beauty and fragrance products, partially offset by a decrease in trigger sprayers for garden, hygiene and home cleaning products, which were impacted by further inventory corrections throughout the supply chain, and in closures for certain food and beverage products, which were unfavorably impacted by other supply chain disruptions at certain customers.

Net sales for the metal containers segment increased $129.9 million, or 20.8 percent, in the second quarter of 2022 as compared to the same period in 2021.  This increase was primarily the result of higher average selling prices due to the pass through of higher raw material and other manufacturing costs, partially offset by lower unit volumes of approximately ten percent, the impact of unfavorable foreign currency translation of approximately $14 million and a higher percentage of smaller cans sold. The decrease in unit volumes was principally the result of expected lower volumes of vegetable cans as compared to restocking activity in the prior year period and the impact from customers’ ongoing supply chain, labor and energy challenges in the current year period.

Net sales for the custom containers segment increased $8.6 million, or 4.8 percent, in the second quarter of 2022 as compared to the same period in 2021. This increase was principally due to higher average selling prices which include the pass through of higher resin and other inflationary costs and a more favorable mix of products sold, partially offset by lower volumes of approximately seven percent and the impact of unfavorable foreign currency translation of approximately $1 million. The decline in volumes was primarily for garden, hygiene and home cleaning products principally due to further inventory corrections throughout the supply chain.

Gross Profit.  Gross profit margin increased 0.3 percentage points to 17.7 percent in the second quarter of 2022 as compared to the same period in 2021 for the reasons discussed below in "Income before Interest and Income Taxes."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased to 8.0 percent in the second quarter of 2022 as compared to 7.0 percent in the same period in 2021. Selling, general and administrative expenses increased $29.4 million to $123.8 million for the second quarter of 2022 as compared to $94.4 million for the same period in 2021. The increase in selling, general and administrative expenses was principally the result of a charge of $25.2 million for the settlement with the European Commission and the inclusion of selling, general and administrative expenses from the operations acquired in the third and fourth quarters of 2021.

Income before Interest and Income Taxes.  Income before interest and income taxes for the second quarter of 2022 increased by $5.0 million as compared to the second quarter of 2021, while margins decreased to 10.2 percent from 11.3 percent over the same periods. The increase in income before interest and income taxes was primarily the result of higher income in all of the segments, partially offset by higher corporate expenses due to the $25.2 million settlement with the European Commission and higher rationalization charges. Rationalization charges were $3.4 million and $0.4 million in the second quarters of 2022 and 2021, respectively.

Segment income of the dispensing and specialty closures segment for the second quarter of 2022 increased $17.5 million as compared to the same period in 2021, and segment income margin increased to 15.2 percent from 13.5 percent over the same periods.  The increase in segment income was primarily due to higher average selling prices due to the pass through of inflationary costs, strong operating performance including the benefit of an inventory management program to significantly reduce working capital, cost recovery for certain customer project expenditures, the favorable impact in the current year period from the delayed pass through of lower resin costs as compared to the unfavorable impact in the prior year period from the delayed pass through of higher resin costs and higher unit volumes, partially offset by inflation in manufacturing costs and the impact of unfavorable foreign currency translation.

Segment income of the metal containers segment for the second quarter of 2022 increased $7.8 million as compared to the same period in 2021, while segment income margin decreased to 8.8 percent from 9.4 percent over the same periods. The increase in segment income was due primarily to higher average selling prices as a result of the pass through of inflationary costs and strong operating performance including the benefit from inventory management, partially offset by inflation in manufacturing costs, lower unit volumes, the mix impact of more smaller cans sold, higher rationalization charges and the impact of unfavorable foreign currency translation. The decrease in segment income margin was primarily due to the mathematical consequence of the pass through of inflation in raw material and other manufacturing costs in the second quarter of 2022. Rationalization charges were $3.4 million and $0.2 million in the second quarters of 2022 and 2021, respectively.

Segment income of the custom containers segment for the second quarter of 2022 increased $3.7 million as compared to the same period in 2021, and segment income margin increased to 16.5 percent from 15.2 percent over the same periods.  The increase in segment income was primarily attributable to higher average selling prices due to the pass through of inflationary costs, strong operating performance and the favorable impact in the current year period from the delayed pass through of lower resin costs as compared to the unfavorable impact in the prior year period from the delayed pass through of higher resin costs, partially offset by inflation in manufacturing costs and lower volumes.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the second quarter of 2022 increased $2.3 million to $28.7 million as compared to $26.4 million in the same period in 2021. This increase was primarily due to higher weighted average outstanding borrowings during the quarter as a result of the acquisitions completed in the third and fourth quarters of 2021, partially offset by lower weighted average interest rates as a result of the redemption of the 4¾% Notes with proceeds from revolving loan borrowings under the Credit Agreement and cash on hand.

Provision for Income Taxes. The effective tax rates were 28.4 percent and 25.3 percent for the second quarters of 2022 and 2021, respectively. The effective tax rate in the second quarter of 2022 was unfavorably impacted by the non-deductible settlement with the European Commission.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

Overview.  Consolidated net sales were $2.99 billion in the first six months of 2022, a 15.4 percent increase as compared to the first six months of 2021 primarily as a result of higher average selling prices across all segments principally related to the pass through of higher raw material and other inflationary costs, higher unit volumes in the dispensing and specialty closures segment and a more favorable mix of products sold in the custom containers segment, partially offset by lower volumes in the metal containers and custom containers segments, the impact of unfavorable foreign currency translation and a higher percentage of smaller cans sold in the metal containers segment. Income before interest and income taxes for the first six months of 2022 increased by $21.9 million as compared to the same period in 2021 primarily due to higher average selling prices across all segments principally due to the pass through of higher raw material and other inflationary costs, strong operating performances in each of the segments, the benefits from inventory management programs in the dispensing and specialty closures and metal containers segments, the favorable impact from the delayed pass through of lower resin costs in the current year period as compared to the unfavorable impact in the prior year period from the delayed pass through of higher resin costs in the dispensing and specialty closures and custom containers segments, higher unit volumes in the dispensing and specialty closures segment, cost recovery for certain customer project expenditures in the dispensing and specialty closures segment and lower rationalization charges. These increases were partially offset by inflation in manufacturing costs, lower volumes in the metal containers and custom containers segments, higher corporate expenses due to the charge for the settlement with the European Commission in the current year period, the mix impact of more smaller cans sold in the metal containers segment and the impact of unfavorable foreign currency translation. Results for the first six months of 2022 and 2021 included rationalization charges of $4.8 million and $10.7 million, respectively, and a loss on early extinguishment of debt of $1.5 million and $0.9 million, respectively. Net income for the first six months of 2022 was $177.6 million as compared to $167.8 million for the same period in 2021. Net income per diluted share for the first six months of 2022 was $1.59 as compared to $1.51 for the same period in 2021.

Net Sales.  The $398.9 million increase in consolidated net sales in the first six months of 2022 as compared to the first six months of 2021 was the result of higher net sales across all the segments.

Net sales for the dispensing and specialty closures segment increased $145.3 million, or 13.8 percent, in the first six months of 2022 as compared to the same period in 2021. This increase was primarily the result of higher average selling prices related to the pass through of higher raw material and other inflationary costs and higher unit volumes of approximately four percent, partially offset by the impact of unfavorable foreign currency translation of approximately $44 million. The increase in unit volumes was principally the result of the inclusion of volumes from the recent acquisitions and higher volumes for beauty and fragrance products, partially offset by a decrease in volumes for garden, hygiene and home cleaning products, which were impacted by further inventory corrections throughout the supply chain, and for closures as a result of customer pre-buy activity in late 2021 in advance of significant metal inflation this year and other supply chain disruptions at certain customers.

Net sales for the metal containers segment increased $226.5 million, or 19.2 percent, in the first six months of 2022 as compared to the same period in 2021. This increase was primarily the result of higher average selling prices related to the pass through of higher raw material and other manufacturing costs, partially offset by lower unit volumes of approximately twelve percent, the impact of unfavorable foreign currency translation of approximately $21 million and a higher percentage of smaller cans sold. The decrease in unit volumes was primarily due to the impact of the customer pre-buy activity in late 2021 in advance of significant price increases due to unprecedented metal inflation this year, lower volumes of vegetable cans as compared to restocking activity in the prior year period and customers' ongoing supply chain, labor and energy challenges in the current year period.

Net sales for the custom containers segment increased $27.1 million, or 7.7 percent, in the first six months of 2022 as compared to the same period in 2021. This increase was primarily due to higher average selling prices which include the pass through of higher resin and other inflationary costs and a more favorable mix of products sold, partially offset by lower volumes of approximately eight percent and the impact of unfavorable foreign currency translation of approximately $1 million. The decrease in volumes was primarily due to higher volumes in the prior year period as a result of strong pandemic driven demand and subsequent inventory corrections throughout the supply chain in the current year period.

Gross Profit.  Gross profit margin decreased 0.6 percentage points to 17.0 percent in the first six months of 2022 as compared to the same period in 2021 for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased to 7.5 percent for the first six months of 2022 as compared to 7.4 percent in the same period in 2021. Selling, general and administrative expenses increased $32.0 million to $223.8 million for the first six months of 2022 as compared to $191.8 million for the same period in 2021. The increase in selling, general and administrative expenses was principally the result of a charge of $25.2 million for the settlement with the European Commission and the inclusion of selling, general and administrative expenses from the operations acquired in the third and fourth quarters of 2021.

Income before Interest and Income Taxes.  Income before interest and income taxes for the first six months of 2022 increased by $21.9 million as compared to the first six months of 2021, while margins decreased to 10.1 percent from 10.8 percent over the same periods. The increase in income before interest and income taxes was primarily due to higher income across all the segments and lower rationalization charges, partially offset by higher corporate expenses due to the $25.2 million settlement with the European Commission. Rationalization charges were $4.8 million and $10.7 million for the first six months of 2022 and 2021, respectively.

Segment income of the dispensing and specialty closures segment for the first six months of 2022 increased $39.2 million as compared to the same period in 2021, and segment income margin increased to 14.9 percent from 13.2 percent over the same period. The increase in segment income was due primarily to higher average selling prices principally as a result of the pass through of higher raw material and other inflationary costs, strong operating performance including the benefit from an inventory management program, the favorable impact from the delayed pass through of lower resin costs in the current year period as compared to the unfavorable impact in the prior year period from the delayed pass through of higher resin costs, higher unit volumes, cost recovery for certain customer project expenditures and lower rationalization charges, partially offset by inflation in manufacturing costs and the impact of unfavorable foreign currency translation. Rationalization charges were $5.3 million in the first six months of 2021.

Segment income of the metal containers segment for the first six months of 2022 increased $0.2 million as compared to the same period in 2021, while segment income margin decreased to 7.4 percent from 8.8 percent over the same periods. The increase in segment income was primarily attributable to higher average selling prices due to the pass through of higher raw material and other inflationary costs, strong operating performance including the benefit from an inventory management program and lower rationalization charges, partially offset by inflation in manufacturing costs, lower unit volumes, the mix impact of more smaller cans sold and the impact of unfavorable foreign currency translation. The decrease in segment income margin was primarily due to the mathematical consequence of the pass through of inflation in raw material and other manufacturing costs. Rationalization charges were $4.7 million and $5.2 million in the first six months of 2022 and 2021, respectively.

Segment income of the custom containers segment for the first six months of 2022 increased $3.9 million as compared to the same period in 2021, and segment income margin remained unchanged at 14.6 percent over the same periods. The increase in segment income was primarily attributable higher average selling prices principally due to the pass through of higher raw material and other inflationary costs, strong operating performance and the favorable impact from the delayed pass through of lower resin costs in the current year period as compared to the unfavorable impact of the delayed pass through of higher resin costs in the prior year period, partially offset by inflation in manufacturing costs and lower volumes.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first six months of 2022 increased $5.2 million to $58.0 million as compared to $52.8 million in the same period in 2021 principally due to higher weighted average outstanding borrowings as a result of the acquisitions completed in 2021, partially offset by lower weighted average interest rates as a result of the redemption of the 4¾% Notes with proceeds from revolving loan borrowings under the Credit Agreement and cash on hand. In March 2022, we redeemed all $300.0 million aggregate principal amount of the outstanding 4¾% Notes. In conjunction with this redemption, we recognized a loss on early extinguishment of debt of $1.5 million in the first quarter of 2022. In February 2021, we issued the 1.4% Senior Secured Notes and utilized the proceeds therefrom to prepay outstanding term loans under the Credit Agreement. In conjunction with this prepayment, we recognized a loss on early extinguishment of debt of $0.9 million in the first quarter of 2021.

Provision for Income Taxes. The effective tax rates were 26.6 percent and 25.7 percent for the first six months of 2022 and 2021, respectively. The effective tax rate in 2022 was unfavorably impacted by the non-deductible settlement with the European Commission in the second quarter of 2022.

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

You should also read Note 6 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2022 included elsewhere in this Quarterly Report.

For the six months ended June 30, 2022, we used net borrowings of revolving loans of $698.9 million and cash and cash equivalents of $383.6 million to fund the redemption of the 4¾% Notes for $300.0 million, cash used in operations of $351.9 million, decreases in outstanding checks of $225.9 million, net capital expenditures and other investing activities of $120.4 million, repurchases of our common stock of $39.4 million, dividends paid on our common stock of $36.7 million and the negative effect of exchange rate changes on cash and cash equivalents of $8.2 million.

For the six months ended June 30, 2021, we used proceeds from the issuance of the 1.4% Senior Secured Notes of $499.7 million, net borrowings of revolving loans of $212.2 million and cash and cash equivalents of $244.7 million to fund repayments of long-term debt of $500.0 million, cash used in operations of $209.3 million, net capital expenditures and other investing activities of $116.4 million, decreases in outstanding checks of $84.2 million, dividends paid on our common stock of $31.6 million, repurchases of our common stock of $8.5 million under our stock-based compensation plan, debt issuance costs of $4.9 million and the negative effect of exchange rate changes on cash and cash equivalents of $1.7 million.

At June 30, 2022, we had $675.0 million of revolving loans outstanding under the Credit Agreement.  After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at June 30, 2022 was $805.3 million.

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

The following summarized financial information relates to the Obligor Group as of June 30, 2022 and December 31, 2021 and for the six months ended June 30, 2022. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in subsidiaries of Silgan that are not part of the Obligor Group of $1.4 billion as of each of June 30, 2022 and December 31, 2021 are not included in noncurrent assets in the table below.

	June 30, 2022	Dec. 31, 2021
	(Dollars in millions)

Current assets	$1,656.6	$1,506.9
Noncurrent assets	4,120.6	4,159.9
Current liabilities	1,553.0	1,159.2
Noncurrent liabilities	4,008.6	4,392.4

At June 30, 2022 and December 31, 2021, the Obligor Group held current receivables due from other subsidiary companies of $41.5 million and $70.5 million, respectively; long-term notes receivable due from other subsidiary companies of $731.2 million and $782.4 million, respectively; and current payables due to other subsidiary companies of $5.4 million and $7.3 million, respectively.

Six Months Ended June 30, 2022
(Dollars in millions)

Net sales	$2,160.6
Gross profit	309.3
Net income	127.2

For the six months ended June 30, 2022, net income in the table above excludes income from equity method investments of other subsidiary companies of $50.4 million. For the six months ended June 30, 2022, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $21.2 million; net credits from such other subsidiary companies of $38.0 million; and net interest income from such other subsidiary companies of $10.1 million. For the six months ended June 30, 2022, the Obligor Group received dividends from other subsidiary companies of $1.7 million.

Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $4.3 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $3.8 million and $7.4 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.9 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually through 2040.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2022 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  Since such filing, other than the changes discussed in Notes 6 and 7 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2022 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

Part II.  Other Information

Item 1. Legal Proceedings

On July 12, 2022, we announced that we concluded a settlement with the European Commission to end a long-running investigation of our metal packaging operations in Europe. This investigation was started in 2015 by the German antitrust authority and was transferred in 2018 to the European Commission. As part of the settlement, we agreed to pay a fine of €23,852,000 to put an end to the investigation, although we do not fully concur with the facts and legal qualifications put forth by the European Commission. The fine will be payable in the fourth quarter of 2022. The European Commission has agreed to close its investigation and not proceed any further with this matter.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the second quarter of 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a) Total Number of Shares Purchased
		(b) Average Price Paid per Share

April 1-30, 2022	—	$—	—	$300.0
May 1-31, 2022	10,967	$41.94	10,967	$299.5
June 1-30, 2022	638,760	$40.54	638,760	$273.6

Total	649,727	$40.56	649,727	$273.6

(1) On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026.

Item 6.  Exhibits

Exhibit Number	Description

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities.

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: August 4, 2022	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)