Form 10-Q
period 2022-09-30
SILGAN HOLDINGS INC
filed 2022-11-03
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 31, 2022, the number of shares outstanding of the Registrant’s common stock was 110,079,007.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2022	Sept. 30, 2021	Dec. 31, 2021
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$243,609	$270,567	$631,439
Trade accounts receivable, net	1,124,051	1,033,680	711,332
Inventories	851,070	762,182	798,837
Prepaid expenses and other current assets	113,498	114,945	154,241
Total current assets	2,332,228	2,181,374	2,295,849

Property, plant and equipment, net	1,886,596	1,963,349	1,993,877
Goodwill	1,914,894	2,039,033	2,038,408
Other intangible assets, net	757,882	839,332	830,772
Other assets, net	627,813	524,752	611,940
	$7,519,413	$7,547,840	$7,770,846

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$591,287	$934,246	$20,251
Trade accounts payable	688,383	761,018	1,133,318
Accrued payroll and related costs	110,358	110,452	109,279
Accrued liabilities	291,384	235,372	245,674
Total current liabilities	1,681,412	2,041,088	1,508,522

Long-term debt	3,246,738	3,191,581	3,772,926
Deferred income taxes	425,181	383,154	435,252
Other liabilities	472,851	475,311	491,450

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	335,924	320,132	325,448
Retained earnings	2,954,292	2,622,401	2,691,745
Accumulated other comprehensive loss	(365,356)	(291,158)	(259,828)
Treasury stock	(1,233,380)	(1,196,420)	(1,196,420)
Total stockholders’ equity	1,693,231	1,456,706	1,562,696
	$7,519,413	$7,547,840	$7,770,846

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2022 and 2021
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021

Net sales	$1,970,445	$1,651,070	$4,956,112	$4,237,841
Cost of goods sold	1,662,680	1,402,836	4,140,968	3,533,257
Gross profit	307,765	248,234	815,144	704,584
Selling, general and administrative expenses	96,680	90,299	320,521	282,072
Rationalization charges	2,726	2,315	7,533	13,026
Other pension and postretirement income	(11,051)	(12,297)	(33,729)	(37,934)
Income before interest and income taxes	219,410	167,917	520,819	447,420
Interest and other debt expense before loss on early extinguishment of debt	33,743	27,039	91,752	79,868
Loss on early extinguishment of debt	—	—	1,481	883
Interest and other debt expense	33,743	27,039	93,233	80,751
Income before income taxes	185,667	140,878	427,586	366,669
Provision for income taxes	46,964	34,586	111,333	92,620
Net income	$138,703	$106,292	$316,253	$274,049

Earnings per share:
Basic net income per share	$1.26	$0.96	$2.86	$2.48
Diluted net income per share	$1.25	$0.96	$2.85	$2.47

Weighted average number of shares:
Basic	110,281	110,465	110,572	110,372
Effect of dilutive securities	460	732	548	739
Diluted	110,741	111,197	111,120	111,111

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2022 and 2021
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021

Net income	$138,703	$106,292	$316,253	$274,049
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	693	2,156	1,731	5,910
Change in fair value of derivatives	421	1,071	2,698	2,540
Foreign currency translation	(58,254)	(30,952)	(109,957)	(38,655)
Other comprehensive loss	(57,140)	(27,725)	(105,528)	(30,205)
Comprehensive income	$81,563	$78,567	$210,725	$243,844

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2022 and 2021
(Dollars in thousands)
(Unaudited)

	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$316,253	$274,049
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	201,912	185,968
Rationalization charges	7,533	13,026
Stock compensation expense	12,917	15,605
Loss on early extinguishment of debt	1,481	883
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(459,131)	(415,331)
Inventories	(92,181)	(78,738)
Trade accounts payable	(165,717)	62,303
Accrued liabilities	64,458	(33,488)
Other, net	(5,047)	(30,055)
Net cash used in operating activities	(117,522)	(5,778)

Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	(1,333)	(718,430)
Capital expenditures	(162,271)	(172,994)
Other, net	1,993	2,234
Net cash used in investing activities	(161,611)	(889,190)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	813,628	1,155,199
Repayments under revolving loans	(290,327)	(248,310)
Proceeds from issuance of long-term debt	6,042	499,725
Repayments of long-term debt	(300,314)	(500,000)
Changes in outstanding checks - principally vendors	(225,863)	(84,216)
Dividends paid on common stock	(54,325)	(47,030)
Debt issuance costs	—	(4,909)
Repurchase of common stock	(39,402)	(8,573)
Net cash (used in) provided by financing activities	(90,561)	761,886

Effect of exchange rate changes on cash and cash equivalents	(18,136)	(5,832)

Cash and cash equivalents:
Net decrease	(387,830)	(138,914)
Balance at beginning of year	631,439	409,481
Balance at end of period	$243,609	$270,567

Interest paid, net	$91,037	$79,107
Income taxes paid, net	66,959	79,812

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three and nine months ended September 30, 2022 and 2021
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021

Common stock - shares outstanding
Balance at beginning of period	110,215	110,408	110,410	110,057
Net issuance of treasury stock for vested restricted stock units	—	2	455	353
Repurchases of common stock	—	—	(650)	—
Balance at end of period	110,215	110,410	110,215	110,410

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751	$1,751

Paid-in capital
Balance at beginning of period	331,877	314,873	325,448	306,363
Stock compensation expense	4,047	5,268	12,917	15,605
Net issuance of treasury stock for vested restricted stock units	—	(9)	(2,441)	(1,836)
Balance at end of period	335,924	320,132	335,924	320,132

Retained earnings
Balance at beginning of period	2,833,431	2,531,783	2,691,745	2,395,395
Net income	138,703	106,292	316,253	274,049
Dividends declared on common stock	(17,842)	(15,674)	(53,706)	(47,043)
Balance at end of period	2,954,292	2,622,401	2,954,292	2,622,401

Accumulated other comprehensive loss
Balance at beginning of period	(308,216)	(263,433)	(259,828)	(260,953)
Other comprehensive loss	(57,140)	(27,725)	(105,528)	(30,205)
Balance at end of period	(365,356)	(291,158)	(365,356)	(291,158)

Treasury stock
Balance at beginning of period	(1,233,380)	(1,196,394)	(1,196,420)	(1,189,683)
Net issuance of treasury stock for vested restricted stock units	—	(26)	(10,593)	(6,737)
Repurchases of common stock	—	—	(26,367)	—
Balance at end of period	(1,233,380)	(1,196,420)	(1,233,380)	(1,196,420)
Total stockholders' equity	$1,693,231	$1,456,706	$1,693,231	$1,456,706

Dividends declared on common stock per share	$0.16	$0.14	$0.48	$0.42

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2022 and 2021 and for the
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

Goodwill and Other Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that our goodwill and other indefinite-lived intangible assets were not impaired in our annual 2022 assessment performed during the third quarter.

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021
	(Dollars in thousands)
Dispensing and Specialty Closures	$575,530	$533,329	$1,775,888	$1,588,449
Metal Containers	1,212,034	942,125	2,617,156	2,120,740
Custom Containers	182,881	175,616	563,068	528,652
	$1,970,445	$1,651,070	$4,956,112	$4,237,841

Revenues by geography were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021
	(Dollars in thousands)
North America	$1,592,775	$1,274,025	$3,833,613	$3,140,924
Europe and other	377,670	377,045	1,122,499	1,096,917
	$1,970,445	$1,651,070	$4,956,112	$4,237,841

Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $113.3 million, $94.6 million, and $78.2 million as of September 30, 2022 and 2021 and December 31, 2021, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2022 and 2021 and for the
three and nine months then ended is unaudited)

Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021
	(Dollars in thousands)
Dispensing and Specialty Closures	$346	$406	$346	$5,704
Metal Containers	2,480	1,822	7,182	7,068
Custom Containers	(100)	87	5	254
	$2,726	$2,315	$7,533	$13,026

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2021	$41,090	$157	$—	$41,247
Charged to expense	5,324	348	1,861	7,533
Utilized and currency translation	(5,908)	(378)	(1,861)	(8,147)
Balance at September 30, 2022	$40,506	$127	$—	$40,633

Non-cash asset write-downs were the result of comparing the carrying value of certain production related assets to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (see Note 7 for information regarding a Level 3 fair value measurement).

Rationalization reserves as of September 30, 2022 were recorded in our Condensed Consolidated Balance Sheet as accrued liabilities of $4.4 million and other liabilities of $36.2 million. Excluding the impact of our withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $3.1 million and $6.0 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.9 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2022 and 2021 and for the
three and nine months then ended is unaudited)

Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2021	$(119,474)	$(2,327)	$(138,027)	$(259,828)
Other comprehensive loss before reclassifications	—	3,135	(109,957)	(106,822)
Amounts reclassified from accumulated other comprehensive loss	1,731	(437)	—	1,294
Other comprehensive loss	1,731	2,698	(109,957)	(105,528)
Balance at September 30, 2022	$(117,743)	$371	$(247,984)	$(365,356)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and nine months ended September 30, 2022 were net (losses) of $(0.9) million and $(2.4) million, respectively, excluding income tax benefits of $0.3 million and $0.7 million, respectively. For the three and nine months ended September 30, 2022, these net (losses) consisted of amortization of net actuarial (losses) of $(1.3) million and $(3.5) million and amortization of net prior service credit of $0.4 million and $1.1 million, respectively. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 9 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2022 were not significant.

Other comprehensive loss before reclassifications related to foreign currency translation for the three and nine months ended September 30, 2022 consisted of (i) foreign currency (losses) related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $(82.5) million and $(168.1) million, respectively, (ii) foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $1.2 million and $3.1 million, respectively, and (iii) foreign currency gains related to our net investment hedges of $30.2 million and $72.2 million, respectively, excluding income tax (provisions) of $(7.1) million and $(17.1) million, respectively. See Note 7 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2022 and 2021 and for the
three and nine months then ended is unaudited)

Note 5.               Inventories

Inventories consisted of the following:

	Sept. 30, 2022	Sept. 30, 2021	Dec. 31, 2021
	(Dollars in thousands)
Raw materials	$452,307	$333,202	$394,102
Work-in-process	231,036	152,429	157,406
Finished goods	542,044	370,134	394,378
Other	16,857	16,005	15,731
	1,242,244	871,770	961,617
Adjustment to value inventory at cost on the LIFO method	(391,174)	(109,588)	(162,780)
	$851,070	$762,182	$798,837

During the nine months ended September 30, 2022, we implemented an inventory management program which resulted in permanent reductions of inventories valued under the last-in, first-out basis. This resulted in liquidations of inventory layers carried at costs prevailing in prior years and thereby decreased cost of goods sold by $26.2 million and $33.5 million for the three and nine months ended September 20, 2022, respectively.

Note 6.               Long-Term Debt

Long-term debt consisted of the following:

	Sept. 30, 2022	Sept. 30, 2021	Dec. 31, 2021
	(Dollars in thousands)
Bank debt
Bank revolving loans	$497,000	$910,000	$—
U.S. term loans	1,000,000	400,000	1,000,000
Other foreign bank revolving and term loans	66,649	36,003	38,862
Total bank debt	1,563,649	1,346,003	1,038,862
4¾% Senior Notes	—	300,000	300,000
3¼% Senior Notes	636,740	753,285	739,180
4⅛% Senior Notes	600,000	600,000	600,000
2¼% Senior Notes	489,800	579,450	568,600
1.4% Senior Secured Notes	500,000	500,000	500,000
Finance leases	66,109	69,061	68,730
Total debt - principal	3,856,298	4,147,799	3,815,372
Less unamortized debt issuance costs and debt discount	18,273	21,972	22,195
Total debt	3,838,025	4,125,827	3,793,177
Less current portion	591,287	934,246	20,251
	$3,246,738	$3,191,581	$3,772,926

At September 30, 2022, the current portion of long-term debt consisted of $497.0 million of bank revolving loans and $50.0 million of U.S. term loans under our amended and restated senior secured credit facility, as amended, or the Credit Agreement, $41.6 million of other foreign bank revolving and term loans and $2.7 million of finance leases.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2022 and 2021 and for the
three and nine months then ended is unaudited)

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

Note 7.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at September 30, 2022:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$243,609	$243,609

Liabilities:
Bank debt	$1,563,649	$1,563,649
3¼% Senior Notes	636,740	601,083
4⅛% Senior Notes	599,287	532,200
2¼% Senior Notes	489,800	394,632
1.4% Senior Secured Notes	499,811	427,000

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at September 30, 2022 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2022 and 2021 and for the
three and nine months then ended is unaudited)

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

Interest Rate Swap Agreements

We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations. These agreements have a fixed rate of 2.878 percent and mature on March 24, 2023. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three and nine months ended September 30, 2022. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements in effect at September 30, 2022 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three and nine months ended September 30, 2022. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at September 30, 2022 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize our foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼% Senior Notes which are Euro denominated. Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2022 were $30.2 million and $72.2 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2022 and 2021 and for the
three and nine months then ended is unaudited)

Note 8.               Commitments and Contingencies

On July 12, 2022, we concluded a settlement with the European Commission to end a long-running investigation of our metal packaging operations in Europe. This investigation was started in 2015 by the German antitrust authority and was transferred in 2018 to the European Commission. With the settlement, the European Commission closed its investigation and we paid a fine of €23.9 million in October 2022, although we do not fully concur with the facts and legal qualifications put forth by the European Commission.

We are a party to other legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

Note 9.               Retirement Benefits

The components of the net periodic pension benefit credit were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021
	(Dollars in thousands)
Service cost	$2,937	$3,177	$9,507	$10,754
Interest cost	5,131	4,579	15,430	13,288
Expected return on plan assets	(17,220)	(19,892)	(51,849)	(59,590)
Amortization of prior service cost	62	67	170	183
Amortization of actuarial losses	1,370	3,464	3,682	9,518
Net periodic benefit credit	$(7,720)	$(8,605)	$(23,060)	$(25,847)

The components of the net periodic other postretirement benefit credit were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021
	(Dollars in thousands)
Service cost	$5	$25	$56	$81
Interest cost	96	82	314	272
Amortization of prior service credit	(415)	(460)	(1,247)	(1,373)
Amortization of actuarial gains	(75)	(137)	(229)	(232)
Net periodic benefit credit	$(389)	$(490)	$(1,106)	$(1,252)

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
(Information at September 30, 2022 and 2021 and for the
three and nine months then ended is unaudited)

Note 11.               Treasury Stock

On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026. During the nine months ended September 30, 2022, we repurchased an aggregate of 649,727 shares of our common stock at an average price per share of $40.56, for a total purchase price of $26.4 million. At September 30, 2022, we had approximately $273.6 million remaining under this authorization for the repurchase of our common stock.

During the first nine months of 2022, we issued 765,917 treasury shares which had an average cost of $3.19 per share for restricted stock units that vested during the period. In accordance with the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, we repurchased 310,904 shares of our common stock at an average cost of $41.92 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method. As of September 30, 2022, 64,896,981 shares of our common stock were held in treasury.

Note 12.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued options and restricted stock units to our officers, other key employees and outside directors. During the first nine months of 2022, 429,731 restricted stock units were granted to certain of our officers, other key employees and outside directors. The fair value of these restricted stock units at the grant date was $17.9 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2022 and 2021 and for the
three and nine months then ended is unaudited)

Note 13.             Segment Information

Reportable segment information was as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended September 30, 2022
Net sales	$575,530	$1,212,034	$182,881	$—	$1,970,445
Depreciation and amortization(1)	36,056	17,811	9,882	39	63,788
Rationalization charges	346	2,480	(100)	—	2,726
Segment income	79,163	121,267	24,262	(5,282)	219,410

Three Months Ended September 30, 2021
Net sales	$533,329	$942,125	$175,616	$—	$1,651,070
Depreciation and amortization(1)	30,830	21,231	10,072	38	62,171
Rationalization charges	406	1,822	87	—	2,315
Segment income	60,090	94,271	22,704	(9,148)	167,917

Nine Months Ended September 30, 2022
Net sales	$1,775,888	$2,617,156	$563,068	$—	$4,956,112
Depreciation and amortization(1)	109,216	58,749	29,699	120	197,784
Rationalization charges	346	7,182	5	—	7,533
Segment income (2)	257,825	225,634	79,846	(42,486)	520,819

Nine Months Ended September 30, 2021
Net sales	$1,588,449	$2,120,740	$528,652	$—	$4,237,841
Depreciation and amortization(1)	88,821	63,809	29,077	119	181,826
Rationalization charges	5,704	7,068	254	—	13,026
Segment income	199,571	198,520	74,434	(25,105)	447,420
_____________

(1)Depreciation and amortization excludes amortization of debt discount and debt issuance costs of $1.3 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $4.1 million for each of the nine months ended September 30, 2022 and 2021.
(2)Corporate includes a charge of $25.2 million for the settlement with the European Commission for the nine months ended September 30, 2022.

Total segment income is reconciled to income before income taxes as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021
	(Dollars in thousands)
Total segment income	$219,410	$167,917	$520,819	$447,420
Interest and other debt expense	33,743	27,039	93,233	80,751
Income before income taxes	$185,667	$140,878	$427,586	$366,669

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2022 and 2021 and for the
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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021
Net sales
Dispensing and Specialty Closures	29.2%	32.3%	35.8%	37.5%
Metal Containers	61.5	57.1	52.8	50.0
Custom Containers	9.3	10.6	11.4	12.5
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	84.4	85.0	83.6	83.4
Gross profit	15.6	15.0	16.4	16.6
Selling, general and administrative expenses	4.9	5.5	6.5	6.6
Rationalization charges	0.1	0.1	0.1	0.3
Other pension and postretirement income	(0.5)	(0.8)	(0.7)	(0.9)
Income before interest and income taxes	11.1	10.2	10.5	10.6
Interest and other debt expense	1.7	1.7	1.9	1.9
Income before income taxes	9.4	8.5	8.6	8.7
Provision for income taxes	2.4	2.1	2.2	2.2
Net income	7.0%	6.4%	6.4%	6.5%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2022	Sept. 30, 2021	Sept. 30, 2022	Sept. 30, 2021
	(dollars in millions)
Net sales
Dispensing and Specialty Closures	$575.5	$533.4	$1,775.9	$1,588.4
Metal Containers	1,212.0	942.1	2,617.1	2,120.7
Custom Containers	182.9	175.6	563.1	528.7
Consolidated	$1,970.4	$1,651.1	$4,956.1	$4,237.8

Segment income
Dispensing and Specialty Closures (1)	$79.2	$60.1	$257.8	$199.6
Metal Containers (2)	121.3	94.3	225.6	198.5
Custom Containers (3)	24.3	22.7	79.8	74.4
Corporate (4)	(5.4)	(9.2)	(42.4)	(25.1)
Consolidated	$219.4	$167.9	$520.8	$447.4

(1) Includes rationalization charges of $0.3 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and $0.3 million and $5.7 million for the nine months ended September 30, 2022 and 2021, respectively. Includes a charge for the write-up of inventory for purchase accounting of $0.9 million as a result of the acquisition of Gateway Plastics LLC for the three and nine months ended September 30, 2021.
(2) Includes rationalization charges of $2.5 million and $1.8 million for the three months ended September 30, 2022 and 2021, respectively, and $7.2 million and $7.1 million for the nine months ended September 30, 2022 and 2021, respectively.
(3) Includes rationalization (credits) charges of $(0.1) million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.2 million for the nine months ended September 30, 2021.
(4)    Includes a charge of $25.2 million for the settlement with the European Commission for the nine months ended September 30, 2022.

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

Overview.  Consolidated net sales were $1.97 billion in the third quarter of 2022, a 19.3 percent increase as compared to the third quarter of 2021 primarily due to higher average selling prices due to the pass through of higher raw material and other inflationary costs across all segments, higher unit volumes in the dispensing and specialty closures segment and a more favorable mix of products sold in the dispensing and specialty closures and custom containers segments, partially offset by lower unit volumes in the metal containers and custom containers segments and the impact from unfavorable foreign currency translation. Income before interest and income taxes for the third quarter of 2022 was $219.4 million, a $51.5 million increase as compared to the same period in 2021 primarily as a result of higher average selling prices across all segments due to the pass through of inflationary costs, strong operating performances in each of the segments which included the benefit from an inventory management program in the metal containers segment, the favorable impact in the current year period from the delayed pass through of lower resin costs as compared to the unfavorable impact in the prior year period from the delayed pass through of higher resin costs in the dispensing and specialty closures and custom containers segments, a more favorable mix of products sold and higher unit volumes in the dispensing and specialty closures segment and a $0.9 million charge for the write-up of inventory for purchase accounting in the prior year period. These increases were partially offset by inflation in manufacturing and selling, general and administrative costs, lower volumes in the metal containers and custom containers segments, and the impact of unfavorable foreign currency translation. Results for the third quarters of 2022 and 2021 included rationalization charges of $2.7 million and $2.3 million, respectively. Net income for the third quarter of 2022 was $138.7 million as compared to $106.3 million for the same period in 2021. Net income per diluted share for the third quarter of 2022 was $1.25 as compared to $0.96 for the same period in 2021.

Net Sales.  The $319.3 million increase in consolidated net sales in the third quarter of 2022 as compared to the third quarter of 2021 was the result of higher net sales across all the segments.

Net sales for the dispensing and specialty closures segment increased $42.1 million, or 7.9 percent, in the third quarter of 2022 as compared to the same period in 2021. This increase was primarily the result of higher average selling prices due to the pass through of higher raw material and other inflationary costs, higher unit volumes of approximately one percent and a more favorable mix of products sold, partially offset by the impact of unfavorable foreign currency translation of approximately $37 million. The increase in unit volumes was principally the result of higher volumes for dispensing products, including from the acquisitions completed in September 2021, partially offset by expected volume decreases in closures for certain food and beverage markets compared to record pandemic driven volumes in the prior year period.

Net sales for the metal containers segment increased $269.9 million, or 28.6 percent, in the third quarter of 2022 as compared to the same period in 2021. This increase was primarily the result of higher average selling prices due to the pass through of higher raw material and other manufacturing costs, partially offset by lower unit volumes of approximately nine percent and the impact of unfavorable foreign currency translation of approximately $19 million. The decrease in unit volumes was principally the result of lower volumes of vegetable and fruit cans as compared to higher volumes from customer restocking in the record prior year period and the continued unfavorable impact from customers’ ongoing supply chain and labor challenges in the current year period.

Net sales for the custom containers segment increased $7.3 million, or 4.2 percent, in the third quarter of 2022 as compared to the same period in 2021. This increase was principally due to a more favorable mix of products sold and higher average selling prices, including the pass through of higher resin and other inflationary costs, partially offset by lower volumes of approximately seven percent and the impact of unfavorable foreign currency translation of approximately $1 million. The decline in volumes was primarily for home, personal care and lawn and garden products.

Gross Profit.  Gross profit margin increased 0.6 percentage points to 15.6 percent in the third quarter of 2022 as compared to the same period in 2021 for the reasons discussed below in "Income before Interest and Income Taxes."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 4.9 percent in the third quarter of 2022 as compared to 5.5 percent in the same period in 2021. Selling, general and administrative expenses increased $6.4 million to $96.7 million for the third quarter of 2022 as compared to $90.3 million for the same period in 2021. The increase in selling, general and administrative expenses was principally the result of inflation in such expenses in the current year period and the inclusion of selling, general and administrative expenses from the acquisitions completed late in the third quarter and in the fourth quarter of 2021.

Income before Interest and Income Taxes.  Income before interest and income taxes for the third quarter of 2022 increased by $51.5 million as compared to the third quarter of 2021, and margins increased to 11.1 percent from 10.2 percent over the same periods. The increase in income before interest and income taxes was primarily the result of higher income in all of the segments and lower corporate expenses. The prior year period included costs attributed to announced acquisitions and a charge for the write-up of inventory for purchase accounting of $4.1 million and $0.9 million, respectively. Rationalization charges were $2.7 million and $2.3 million in the third quarters of 2022 and 2021, respectively.

Segment income of the dispensing and specialty closures segment for the third quarter of 2022 increased $19.1 million as compared to the same period in 2021, and segment income margin increased to 13.8 percent from 11.3 percent over the same periods. The increase in segment income was primarily due to higher average selling prices due to the pass through of inflationary costs, the favorable impact in the current year period from the delayed pass through of lower resin costs as compared to the unfavorable impact in the prior year period from the delayed pass through of higher resin costs, strong operating performance, a more favorable mix of products sold, higher unit volumes and a $0.9 million charge for the write-up of inventory for purchase accounting in the prior year period, partially offset by inflation in manufacturing and selling, general and administrative costs and the impact of unfavorable foreign currency translation.

Segment income of the metal containers segment for the third quarter of 2022 increased $27.0 million as compared to the same period in 2021, and segment income margin remained unchanged at 10.0 percent for both periods. The increase in segment income was primarily due to strong operating performance, including the benefit of an inventory management program, and higher average selling prices due to the pass through of inflationary costs, partially offset by inflation in manufacturing and selling, general and administrative costs, lower unit volumes, the impact of unfavorable foreign currency translation and higher rationalization charges. Rationalization charges were $2.5 million and $1.8 million in the third quarters of 2022 and 2021, respectively.

Segment income of the custom containers segment for the third quarter of 2022 increased $1.6 million as compared to the same period in 2021, and segment income margin increased to 13.3 percent from 12.9 percent over the same periods. The increase in segment income was primarily attributable to the pass through of inflationary costs and the favorable impact in the current year period from the delayed pass through of lower resin costs as compared to the unfavorable impact in the prior year period from the delayed pass through of higher resin costs, partially offset by inflation in manufacturing and selling, general and administrative costs and lower volumes.

Interest and Other Debt Expense. Interest and other debt expense for the third quarter of 2022 increased $6.7 million to $33.7 million as compared to $27.0 million in the same period in 2021. This increase was primarily due to higher weighted average outstanding borrowings during the quarter as a result of the acquisitions completed late in the third quarter and in the fourth quarter of 2021 and higher weighted average interest rates, partially offset by lower foreign currency exchange rates on outstanding Euro denominated debt.

Provision for Income Taxes. The effective tax rates were 25.3 percent and 24.6 percent for the third quarters of 2022 and 2021, respectively. The effective tax rate for the third quarter of 2022 was unfavorably impacted by higher income generated in less favorable tax jurisdictions.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

Overview.  Consolidated net sales were $4.96 billion in the first nine months of 2022, a 16.9 percent increase as compared to the first nine months of 2021 primarily as a result of higher average selling prices across all segments principally related to the pass through of higher raw material and other inflationary costs, higher unit volumes in the dispensing and specialty closures segment and a more favorable mix of products sold in the custom containers segment, partially offset by lower volumes in the metal containers and custom containers segments and the impact of unfavorable foreign currency translation. Income before interest and income taxes for the first nine months of 2022 increased by $73.4 million as compared to the same period in 2021 primarily due to higher average selling prices across all segments principally due to the pass through of higher raw material and other inflationary costs, strong operating performances in each of the segments including the benefit of inventory management programs in the dispensing and specialty closures and metal containers segments, the favorable impact from the delayed pass through of lower resin costs in the current year period as compared to the unfavorable impact in the prior year period from the delayed pass through of higher resin costs in the dispensing and specialty closures and custom containers segments, higher unit volumes in the dispensing and specialty closures segment, cost recovery for certain customer project expenditures in the dispensing and specialty closures segment and lower rationalization charges. These increases were partially offset by inflation in manufacturing and selling, general and administrative costs, lower volumes and a less favorable mix of products sold in the metal containers segment, higher corporate expenses due to the charge for the settlement with the European Commission in the current year period, the impact of unfavorable foreign currency translation and lower volumes in the custom containers segment. Results for the first nine months of 2022 and 2021 included rationalization charges of $7.5 million and $13.0 million, respectively, a loss on early extinguishment of debt of $1.5 million and $0.9 million, respectively. Results for the first nine months of 2021 also included costs attributed to announced acquisitions of $4.1 million and a $0.9 million charge for the write-up of inventory for purchase accounting. Net income for the first nine months of 2022 was $316.3 million as compared to $274.0 million for the same period in 2021. Net income per diluted share for the first nine months of 2022 was $2.85 as compared to $2.47 for the same period in 2021.

Net Sales.  The $718.3 million increase in consolidated net sales in the first nine months of 2022 as compared to the first nine months of 2021 was the result of higher net sales across all the segments.

Net sales for the dispensing and specialty closures segment increased $187.5 million, or 11.8 percent, in the first nine months of 2022 as compared to the same period in 2021. This increase was primarily the result of higher average selling prices related to the pass through of higher raw material and other inflationary costs and higher unit volumes of approximately three percent, partially offset by the impact of unfavorable foreign currency translation of approximately $81 million. The increase in unit volumes was principally the result of the inclusion of volumes from acquisitions completed in 2021 and higher volumes for beauty and fragrance products, partially offset by expected volume declines for closures for certain food and beverage markets compared to record pandemic driven volumes in the prior year period and due to customer pre-buy activity in late 2021 in advance of significant metal inflation this year and a decrease in volumes for garden, hygiene and home cleaning products, which were impacted by further inventory corrections throughout the supply chain.

Net sales for the metal containers segment increased $496.4 million, or 23.4 percent, in the first nine months of 2022 as compared to the same period in 2021. This increase was primarily the result of higher average selling prices related to the pass through of higher raw material and other manufacturing costs, partially offset by lower unit volumes of approximately eleven percent and the impact of unfavorable foreign currency translation of approximately $40 million. The decrease in unit volumes was primarily due to the impact of the customer pre-buy activity in late 2021 in advance of significant price increases due to unprecedented metal inflation this year, lower volumes of vegetable and fruit cans as compared to higher volumes from customer restocking in the prior year period and the unfavorable impact from customers' ongoing supply chain and labor challenges in the current year period.

Net sales for the custom containers segment increased $34.4 million, or 6.5 percent, in the first nine months of 2022 as compared to the same period in 2021. This increase was primarily due to higher average selling prices, which include the pass through of higher resin and other inflationary costs, and a more favorable mix of products sold, partially offset by lower volumes of approximately seven percent and the impact of unfavorable foreign currency translation of approximately $3 million. The decrease in volumes was primarily due to higher volumes in the prior year period as a result of strong pandemic driven demand and subsequent inventory corrections throughout the supply chain in the current year period.

Gross Profit.  Gross profit margin decreased 0.2 percentage points to 16.4 percent in the first nine months of 2022 as compared to the same period in 2021 for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 6.5 percent for the first nine months of 2022 as compared to 6.6 percent in the same period in 2021. Selling, general and administrative expenses increased $38.4 million to $320.5 million for the first nine months of 2022 as compared to $282.1 million for the same period in 2021. The increase in selling, general and administrative expenses was principally the result of a charge of $25.2 million for the settlement with the European Commission, the inclusion of selling, general and administrative expenses from the acquisitions completed late in the third quarter and in the fourth quarter of 2021, and inflation in such expenses in the current year period.

Income before Interest and Income Taxes.  Income before interest and income taxes for the first nine months of 2022 increased by $73.4 million as compared to the first nine months of 2021, while margins decreased slightly to 10.5 percent from 10.6 percent over the same periods. The increase in income before interest and income taxes was primarily due to higher income across all the segments and lower rationalization charges, partially offset by higher corporate expenses due to the $25.2 million settlement with the European Commission. Rationalization charges were $7.5 million and $13.0 million for the first nine months of 2022 and 2021, respectively.

Segment income of the dispensing and specialty closures segment for the first nine months of 2022 increased $58.2 million as compared to the same period in 2021, and segment income margin increased to 14.5 percent from 12.6 percent over the same period. The increase in segment income was due primarily to higher average selling prices principally as a result of the pass through of higher raw material and other inflationary costs, strong operating performance including the benefit of an inventory management program, higher unit volumes, the favorable impact from the delayed pass through of lower resin costs in the current year period as compared to the unfavorable impact in the prior year period from the delayed pass through of higher resin costs, cost recovery for certain customer project expenditures and lower rationalization charges, partially offset by inflation in manufacturing and selling, general and administrative costs and the impact of unfavorable foreign currency translation. Rationalization charges were $0.3 million and $5.7 million in the first nine months of 2022 and 2021, respectively.

Segment income of the metal containers segment for the first nine months of 2022 increased $27.1 million as compared to the same period in 2021, while segment income margin decreased to 8.6 percent from 9.4 percent over the same periods. The increase in segment income was primarily attributable to higher average selling prices due to the pass through of higher raw material and other inflationary costs and strong operating performance including the benefit of an inventory management program, partially offset by inflation in manufacturing and selling, general and administrative costs, lower unit volumes, a less favorable mix of products sold and the impact of unfavorable foreign currency translation. The decrease in segment income margin was primarily due to the mathematical consequence of the pass through of inflation in raw material and other manufacturing costs. Rationalization charges were $7.2 million and $7.1 million in the first nine months of 2022 and 2021, respectively.

Segment income of the custom containers segment for the first nine months of 2022 increased $5.4 million as compared to the same period in 2021, and segment income margin increased to 14.2 percent from 14.1 percent over the same periods. The increase in segment income was primarily attributable to higher average selling prices principally due to the pass through of inflationary costs, the favorable impact from the delayed pass through of lower resin costs in the current year period as compared to the unfavorable impact of the delayed pass through of higher resin costs in the prior year period and strong operating performance, partially offset by inflation in manufacturing and selling, general and administrative costs and lower volumes.

Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for the first nine months of 2022 increased $11.8 million to $91.7 million as compared to $79.9 million in the same period in 2021 principally due to higher weighted average outstanding borrowings as a result of the acquisitions completed in 2021, partially offset by lower foreign currency exchange rates on outstanding Euro denominated debt and lower weighted average interest rates primarily as a result of the redemption of the 4¾% Notes with proceeds from revolving loan borrowings under the Credit Agreement and cash on hand. In March 2022, we redeemed all $300.0 million aggregate principal amount of the outstanding 4¾% Notes. In conjunction with this redemption, we recognized a loss on early extinguishment of debt of $1.5 million in the first quarter of 2022. In February 2021, we issued the 1.4% Senior Secured Notes due 2026, or the 1.4% Notes, and utilized the proceeds therefrom to prepay outstanding term loans under the Credit Agreement. In conjunction with this prepayment, we recognized a loss on early extinguishment of debt of $0.9 million in the first quarter of 2021.

Provision for Income Taxes. The effective tax rates were 26.0 percent and 25.3 percent for the first nine months of 2022 and 2021, respectively. The effective tax rate in 2022 was unfavorably impacted by the non-deductible settlement with the European Commission and higher income generated in less favorable tax jurisdictions.

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

You should also read Note 6 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022 included elsewhere in this Quarterly Report.

For the nine months ended September 30, 2022, we used net borrowings of revolving loans and proceeds from other foreign long-term debt of an aggregate of $529.3 million and cash and cash equivalents of $387.8 million to fund the redemption of the 4¾% Notes and other foreign long-term debt for an aggregate of $300.3 million, decreases in outstanding checks of $225.9 million, net capital expenditures and other investing activities of $161.6 million, cash used in operations of $117.5 million, dividends paid on our common stock of $54.3 million, repurchases of our common stock of $39.4 million and the negative effect of exchange rate changes on cash and cash equivalents of $18.1 million.
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

At September 30, 2022, we had $497.0 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at September 30, 2022 was $983.3 million.

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

Guaranteed Securities

Each of the 3¼% Senior Notes, the 4⅛% Senior Notes, the 2¼% Senior Notes and the 1.4% Notes were issued by Silgan and are guaranteed by our U.S. subsidiaries that also guarantee our obligations under the Credit Agreement, collectively the Obligor Group.

The following summarized financial information relates to the Obligor Group as of September 30, 2022 and December 31, 2021 and for the nine months ended September 30, 2022. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in subsidiaries of Silgan that are not part of the Obligor Group of $1.4 billion as of each of September 30, 2022 and December 31, 2021 are not included in noncurrent assets in the table below.

	Sept. 30, 2022	Dec. 31, 2021
	(Dollars in millions)

Current assets	$1,460.8	$1,506.9
Noncurrent assets	4,066.2	4,159.9
Current liabilities	1,323.3	1,159.2
Noncurrent liabilities	3,877.6	4,392.4

At September 30, 2022 and December 31, 2021, the Obligor Group held current receivables due from other subsidiary companies of $44.9 million and $70.5 million, respectively; long-term notes receivable due from other subsidiary companies of

$685.9 million and $782.4 million, respectively; and current payables due to other subsidiary companies of $5.9 million and $7.3 million, respectively.

Nine Months Ended Sept. 30, 2022
(Dollars in millions)

Net sales	$3,714.0
Gross profit	516.5
Net income	227.4

For the nine months ended September 30, 2022, net income in the table above excludes income from equity method investments of other subsidiary companies of $88.9 million. For the nine months ended September 30, 2022, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $30.4 million; net credits from such other subsidiary companies of $43.4 million; and net interest income from such other subsidiary companies of $16.0 million. For the nine months ended September 30, 2022, the Obligor Group received dividends from other subsidiary companies of $2.3 million.

Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $6.3 million and $6.9 million for the nine months ended September 30, 2022 and 2021, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $3.1 million and $6.0 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.9 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $3.1 million annually through 2040.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Since such filing, other than the changes discussed in Notes 6 and 7 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

Part II.  Other Information

Item 1. Legal Proceedings

On July 12, 2022, we concluded a settlement with the European Commission to end a long-running investigation of our metal packaging operations in Europe. This investigation was started in 2015 by the German antitrust authority and was transferred in 2018 to the European Commission. With the settlement, the European Commission closed its investigation and we paid a fine of €23.9 million in October 2022, although we do not fully concur with the facts and legal qualifications put forth by the European Commission.

Item 6.  Exhibits

Exhibit Number	Description

22
Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, Commission File No. 000-22117).

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

SILGAN HOLDINGS INC.

Dated: November 3, 2022	/s/ Robert B. Lewis
Robert B. Lewis
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)