Form 10-K
period 2022-12-31
SILGAN HOLDINGS INC
filed 2023-02-23
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 001-41459
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3.44 billion. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 1, 2023, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 110,079,007.
Documents Incorporated by Reference:
Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for its Annual Meeting of Stockholders to be held in 2023 are incorporated by reference in Part III of this Annual Report on Form 10-K.

-i-

PART I
ITEM 1. BUSINESS.
GENERAL
We are a leading manufacturer of sustainable rigid packaging solutions for the world's essential consumer goods products. We had consolidated net sales of approximately $6.4 billion in 2022. Our products are used for a wide variety of end markets and we operate 112 manufacturing plants in North America, Europe, Asia and South America. Our products include:
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
We are a leading worldwide manufacturer of dispensing and specialty closures for food, beverage, health care, garden, home, personal care, fragrance and beauty products. Our leadership position in dispensing and specialty closures is a result of our ability to provide customers with high levels of quality, service and technological support. Our dispensing and specialty closures business provides customers with an extensive variety of innovative dispensing systems and proprietary specialty closures solutions that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our product offering. We have 46 dispensing and specialty closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 100 countries throughout the world. In addition, we license our technology to four other manufacturers for various international markets that we do not serve directly. For 2022, our dispensing and specialty closures business had net sales of $2.32 billion (approximately 36.1 percent of our consolidated net sales) and segment income of $323.0 million (approximately 49.7 percent of our consolidated income before interest and income taxes excluding corporate expense).
We are also a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2022 of more than half of the market. Our leadership in these markets is driven by our high levels of quality, service and technological support, our low cost producer position, our strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We have 43 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. Additionally, we believe that we have the most comprehensive equipment capabilities in the industry. For 2022, our metal containers business had net sales of $3.37 billion (approximately 52.6 percent of our consolidated net sales) and segment income of $234.2 million (approximately 36.1 percent of our consolidated income before interest and income taxes excluding corporate expense).
Additionally, we are a leading manufacturer of custom containers in North America for a variety of markets, including the personal care, food, health care and household and industrial chemical markets. Our success with custom containers is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence with 23 manufacturing facilities in the United States and Canada. We produce custom containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2022, our custom containers business had net sales of $723.0 million (approximately 11.3 percent of our consolidated net sales) and segment income of $92.5 million (approximately 14.2 percent of our consolidated income before interest and income taxes excluding corporate expense).
Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2023 approximately 90 percent of our projected metal container sales and a majority of our projected dispensing and specialty closures and custom container sales will be under multi-year customer supply arrangements.

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
OUR HISTORY
We are a Delaware corporation. We were founded in 1987 by R. Philip Silver and D. Greg Horrigan. Since our inception, we have acquired forty businesses. Through acquisitions and organic growth, we have become a leading worldwide manufacturer of dispensing and specialty closures for food, beverage, health care, garden, home, personal care, fragrance and beauty products, with net sales for the dispensing and specialty closures business of $2.32 billion in 2022, representing a compound annual growth rate of approximately 13.5 percent since our acquisition of the White Cap closures operations in the United States in 2003. As a result of the benefits of acquisitions and organic growth, we have become a leading manufacturer of metal containers in North America and Europe, with net sales for the metal containers business of $3.37 billion in 2022, representing a compound annual growth rate of approximately 7.6 percent since 1987, and have increased our overall share of the metal food container market in the United States from approximately ten percent in 1987 to more than half of the market in 2022. We have also grown our market position in the custom container business since 1987, with net sales for the custom container business increasing to $723.0 million in 2022, representing a compound annual growth rate of approximately 6.2 percent over that period. The following chart shows our acquisitions since our inception:

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
SUPPLY “BEST VALUE” PACKAGING PRODUCTS WITH HIGH LEVELS OF QUALITY, SERVICE AND TECHNOLOGICAL SUPPORT
Since our inception, we have been, and intend to continue to be, devoted to consistently supplying our sustainable rigid packaging products with the combination of quality, price and service that our customers consider to be “best value.” In our dispensing and specialty closures business, we emphasize high levels of quality, service and technological support. We believe our dispensing and specialty closures business is the premier innovative dispensing and specialty closures solutions provider to the food, beverage, health care, garden, home, personal care, fragrance and beauty industries. We manufacture throughout the world a wide range of highly engineered dispensing systems for health care, garden, home, personal care, fragrance, beauty and food products. We also offer customers an extensive variety of metal and plastic specialty closures for food and beverage products, as well as proprietary equipment solutions such as cap feeders, capping/sealing equipment and detection systems, to ensure high quality package safety. In our metal containers business, we focus on providing high quality and high levels of service and utilizing our low cost producer position to supply our customers with metal containers, which are infinitely recyclable and one of the most recycled packages in the world. We have made and are continuing to make significant capital investments to enhance the competitive advantages of metal containers, and we offer our customers value-added features such as our family of Quick Top® easy-open ends for our metal food containers, shaped metal food containers and alternative color offerings for metal food containers as well as a more sustainable solution for their packaging needs. In our custom containers business, we provide high levels of quality and service and focus on value-added, custom designed containers to meet changing product and packaging demands of our customers. We believe that we are one of the few businesses that can custom design, manufacture and decorate a wide variety of custom containers, providing the customer with the ability to satisfy more of its packaging needs for custom containers through one supplier. We will continue to supply customized products that can be delivered quickly to our customers with superior levels of design, development and technological support. We also have made and continue to make strategic investments to enhance the competitive position of our custom containers business.
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
In 2019, we initiated a multi-year footprint optimization plan in our metal containers business in the United States to reduce capacity and continue to drive cost reductions, under which we shut down two metal container manufacturing facilities in the fourth quarter of 2019. Although we delayed implementation of this footprint optimization plan in 2020 and 2021 due to a strong increase in demand for our products, we resumed a portion of this footprint optimization plan in 2022, closing an additional metal container manufacturing facility to better align our manufacturing locations with our customer locations and to drive further cost reductions.

MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE
Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a long period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In February 2020, we issued an additional $200.0 million of our 4⅛% Senior Notes due 2028, or the 4⅛% Notes, resulting in an aggregate outstanding amount of $600.0 million of the 4⅛% Notes, and €500.0 million of our 2¼% Senior Notes due 2028, or the 2¼% Notes. We used the net proceeds of these issuances and revolving loan borrowings under our senior secured credit facility, as amended, or our Credit Agreement, to prepay all of our outstanding U.S. dollar term loans under our Credit Agreement at that time. In June 2020, we funded the purchase price for the dispensing operations of the Albéa Group, or the Albéa Dispensing Business, with $900.0 million of incremental term loans under our Credit Agreement. In February 2021, we amended our Credit Agreement to provide us with additional flexibility to, among other things, issue new senior secured notes, and we issued $500.0 million aggregate principal amount of our 1.4% Senior Secured Notes due 2026, or the 1.4% Notes, and used the proceeds therefrom to prepay $500.0 million of outstanding term loans under our Credit Agreement. In September and October 2021, we funded the purchase price for each of Gateway Plastics LLC, or Silgan Specialty Packaging, Unicep Packaging LLC, or Silgan Unicep, and Easytech Closures S.p.A., or Easytech, with revolving loan borrowings under our Credit Agreement. In November 2021, we further amended our Credit Agreement to extend maturity dates by more than three years, increase our revolving loan facility from $1.2 billion to $1.5 billion, borrow $1.0 billion in new term loans to refinance outstanding term and revolving loans under our Credit Agreement that were used to fund the three acquisitions completed in 2021 and the acquisition of the Albéa Dispensing Business in 2020, and provide us with additional flexibility with regard to our strategic initiatives. In March 2022, we redeemed all $300.0 million aggregate principal amount of our outstanding 4¾% Senior Notes due 2025, or the 4¾% Notes, with revolving loan borrowings under our Credit Agreement and cash on hand. You should also read Notes 3 and 9 to our Consolidated Financial Statements for the year ended December 31, 2021 included elsewhere in this Annual Report.

EXPAND THROUGH ACQUISITIONS AND ORGANIC GROWTH
We intend to continue to increase our market share in our current markets and related markets through acquisitions and organic growth. We use a disciplined approach to make acquisitions and investments that generate attractive cash returns. As a result, we expect to continue to expand and diversify our customer base, geographic presence and product lines. This strategy has enabled us to increase our net sales and income before interest and income taxes since our founding.
With our acquisitions of the dispensing systems operations of WestRock Company, now operating under the name Silgan Dispensing Systems, or SDS, the Albéa Dispensing Business, Silgan Specialty Packaging and Silgan Unicep and through organic growth, we established ourselves as a leading worldwide manufacturer of dispensing systems and specialty closures for food, beverage, health care, garden, home, personal care, fragrance and beauty products. Since 2003, following our acquisition of the White Cap closures operations in the United States, net sales of our dispensing and specialty closures business have increased to $2.32 billion in 2022 as a result of acquisitions and organic growth, representing a compound annual growth rate of approximately 13.5 percent over that period. We may pursue further acquisition opportunities in the dispensing and specialty closures markets, including in dispensing systems, or in adjacent markets, such as our acquisitions of Silgan Specialty Packaging and Silgan Unicep. Additionally, we expect to continue to generate organic growth in our dispensing and specialty closures business, particularly in dispensing systems. In making investments to pursue organic growth, we use a disciplined approach to generate attractive cash returns.
We are a leading manufacturer of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past 35 years, the metal food container market in North America has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé Food Company, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, Campbell Soup Company, or Campbell, Pacific Coast Producers, or Pacific Coast, and Nestlé Purina PetCare's steel container self-manufacturing assets, or Purina Steel Can, reflect this trend. We estimate that approximately nine percent of the market for metal food containers in the United States is still served by self-manufacturers.
We have expanded our metal containers business and increased our market share of metal containers primarily through acquisitions and growth with existing customers with net sales increasing to $3.37 billion in 2022, representing a compound annual growth rate of approximately 7.6 percent since 1987. We have also made, and are continuing to make, significant capital investments in our metal containers business to enhance our business and the competitive advantages of metal packaging for food, and we offer our customers value-added features such as our family of Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers as well as a more sustainable solution for their packaging needs. In 2022, approximately 70 percent of our metal food containers sold had an easy-open end.
We have grown our market position for our custom containers business since 1987, with net sales increasing to $723.0 million in 2022, representing a compound annual growth rate of approximately 6.2 percent over that period. We achieved this improvement primarily through strategic acquisitions as well as through organic growth. The custom containers segment of the consumer goods packaging industry continues to be highly fragmented, and we intend to pursue further acquisition opportunities in this market. We also expect to continue to generate organic growth in our custom containers business. As with acquisitions, we use a disciplined approach to pursue organic growth to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical markets.
ENHANCE PROFITABILITY THROUGH PRODUCTIVITY IMPROVEMENTS AND COST REDUCTIONS
We intend to continue to enhance profitability through investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions, and the optimization of our manufacturing facilities footprints. The additional sales and production capacity provided through acquisitions and investments have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. From 2017, we have closed two dispensing and specialty closures manufacturing facilities and five metal containers manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand.
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
In 2019, we initiated a multi-year footprint optimization plan in our metal containers business in the United States to reduce capacity and continue to drive cost reductions, under which we shut down two metal container manufacturing facilities in the fourth quarter of 2019. Although we delayed implementation of this footprint optimization plan in 2020 and 2021 due to a strong increase in demand for our products, we resumed a portion of this footprint optimization plan in 2022, closing an additional metal container manufacturing facility to better align our manufacturing locations with our customer locations and to drive further cost reductions.

BUSINESS SEGMENTS
We are a holding company that conducts our business through various operating subsidiaries. We operate three businesses: our dispensing and specialty closures business; our metal containers business; and our custom containers business.
DISPENSING AND SPECIALTY CLOSURES—36.1 PERCENT OF OUR CONSOLIDATED NET SALES IN 2022
We are a leading worldwide manufacturer of dispensing and specialty closures for food, beverage, health care, garden, home, personal care, fragrance and beauty products. Our dispensing and specialty closures business provides customers with an extensive variety of innovative dispensing system solutions, including integrated dispensing packaging solutions, and proprietary metal and plastic specialty closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our specialty closures product offering. We have 46 dispensing and specialty closures manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 100 countries throughout the world. In addition, we license our technology to four other manufacturers for various markets that we do not serve directly. For 2022, our dispensing and specialty closures business had net sales of $2.32 billion (approximately 36.1 percent of our consolidated net sales) and segment income of $323.0 million (approximately 49.7 percent of our consolidated income before interest and income taxes excluding corporate expense). Since 2003, following our acquisition of the White Cap closures operations in the United States, we have grown our dispensing and specialty closures business through acquisitions and organic growth, with net sales increasing at a compound annual growth rate of approximately 13.5 percent.
Our dispensing and specialty closures business manufactures dispensing systems for health care, garden, home, personal care, fragrance, beauty and food products, such as health care nasal spray and topical applications, lawn and garden products, hard surface cleaning products, professional cleaning products, air and fabric care products, perfume and other fragrance products, skin care products, lotions, cosmetics, soaps, hair care products and other bath and body products and condiments. With our acquisition in 2020 of the Albéa Dispensing Business, we expanded our dispensing systems portfolio, including for highly engineered pumps, sprayers and foam dispensing solutions for the beauty, fragrance and personal care markets. With our acquisition in 2021 of Silgan Specialty Packaging, we further grew our dispensing systems portfolio with integrated dispensing packaging solutions offerings. Our acquisition in 2021 of Silgan Unicep complemented our global dispensing and specialty closures business by expanding and extending our precision dosing capabilities and comprehensive product offering into new and existing markets and broadened our exposure to health care and Point-of-Care diagnostics markets. We also manufacture metal and plastic specialty closures, many of which maintain a vacuum, for food and beverage products, such as ready-to-drink teas, sports drinks, dairy products, tomato sauce, salsa, pickles, baby food, juice drinks, ketchup, preserves, soup, cooking sauces, gravies, fruits, vegetables and infant formula products. We provide customers for our specialty closures with custom formulations of sealing/lining materials, designed either to minimize removal torques and enhance openability of our closures or to maintain sealability of our closures, in each case to meet the unique needs of our customers while also meeting applicable regulatory requirements. We offer our customers an extensive range of decorating options for our dispensing and specialty closures for product differentiation. We also provide customers with sealing/capping equipment and detection systems to complement our specialty closures product offering. As a result of our extensive range of dispensing and specialty closures, our geographic presence and our focus on providing high levels of quality, service and technological support, we believe that we are uniquely positioned to serve food, beverage, health care, garden, home, personal care, fragrance and beauty product companies for all of their dispensing and specialty closure needs.
METAL CONTAINERS—52.6 PERCENT OF OUR CONSOLIDATED NET SALES IN 2022
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2022 of more than half of the market. Our metal containers business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as pet food, vegetables and fruits, soup, proteins (e.g., meat, chicken and seafood), tomato based products and other miscellaneous food products, as well as general line metal containers primarily for chemicals. With our acquisition in 2021 of Easytech, we increased our manufacturing capacity for easy-open ends for metal containers. We have 43 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. For 2022, our metal containers business had net sales of $3.37 billion (approximately 52.6 percent of our consolidated net sales) and segment income of $234.2 million (approximately 36.1 percent of our consolidated income before interest and income taxes excluding corporate expense). Since 1987, we have grown our metal containers business through acquisitions and organic growth, with net sales increasing at a compound annual growth rate of approximately 7.6 percent. We estimate that approximately 90 percent of our projected metal container sales in 2023 will be pursuant to multi-year customer supply arrangements.
Although metal containers face competition from plastic, paper, glass and composite containers, we believe metal containers are superior to plastic, paper and composite containers in applications where the contents are prepared at high temperatures, or packaged in larger consumer or institutional quantities, or where the long-term storage of the product is desirable while maintaining the product’s quality. We also believe that metal containers are generally more desirable than glass containers because metal containers are more durable and less costly to transport. In addition, metal containers are one of the most recycled packages in the world and are infinitely recyclable. We have increased our market share of metal food containers in the United States primarily through acquisitions and growth with existing customers, and have enhanced our business by focusing on providing customers with high quality, high levels of service, a more sustainable solution for their packaging needs and value-added features such as our family of Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. In addition, we have made and continue to make significant capital investments to enhance the competitive advantages of metal containers for food.
CUSTOM CONTAINERS—11.3 PERCENT OF OUR CONSOLIDATED NET SALES IN 2022
We produce custom containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers in North America for the markets that we serve. We are also a leading manufacturer in North America of thermoformed barrier and non-barrier bowls and trays for shelf-stable food products. We operate 23 custom container manufacturing facilities in the United States and Canada. For 2022, our custom containers business had net sales of $723.0 million (approximately 11.3 percent of our consolidated net sales) and segment income of $92.5 million (approximately 14.2 percent of our consolidated income before interest and income taxes excluding corporate expense). Since 1987, we have improved our market position for our custom containers business, with net sales increasing at a compound annual growth rate of approximately 6.2 percent.
We manufacture custom designed and stock plastic containers for personal care and health care products, including containers for shampoos, conditioners, hand creams, lotions, liquid soap, mouthwash, respiratory and gastrointestinal products, cosmetics and toiletries; food and beverage products, including peanut butter, salad dressings, condiments, spices, dairy products and liquor; household and industrial chemical products, including containers for lawn, garden and agricultural products, scouring cleaners and cleaning agents; and pharmaceutical products, including containers for tablets and antacids. In addition, we manufacture thermoformed barrier and non-barrier bowls and trays for food products, such as pet food and soups and other ready-to-eat meals, as well as thermoformed tubs for food products. We also manufacture plastic closures, caps, sifters and fitments for food and household products, including salad dressings, condiments, peanut butter, spices, liquid margarine, powdered drink mixes and arts and crafts supplies.
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
As of February 1, 2023, we operated a total of 112 manufacturing facilities in 21 different countries throughout the world that serve the needs of our customers.
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
The manufacturing operations for metal closures include cutting, coating, lithographing, fabricating and lining. We manufacture twist-off, lug style and press-on, twist-off steel closures and aluminum roll-on closures for glass, metal and plastic containers, ranging in size from 18 to 110 millimeters in diameter. We employ state-of-the-art multi-die presses to manufacture metal closures, offering a low-cost, high quality means of production. We also provide customers of our dispensing and specialty closures business with custom formulations of sealing/lining materials, designed to optimize torque removal and enhance the openability of our closures while meeting applicable regulatory requirements.
METAL CONTAINERS BUSINESS
The manufacturing operations of our metal containers business include cutting, coating, lithographing, fabricating, assembling and packaging finished cans. We use three basic processes to produce cans. The first two methods of producing cans start by forming a shallow cup that is then formed into the desired height using either the draw and iron process or the draw and redraw process. Using the draw and redraw process, we manufacture steel and aluminum two-piece cans, the height of which generally does not exceed the diameter. For cans the height of which is greater than the diameter, we manufacture steel two-piece cans by using a drawing and ironing process. The third method is the traditional three-piece method that requires three pieces of flat metal to form a cylindrical body with a welded side seam, a bottom and a top. High integrity of the side seam is assured by the use of sophisticated electronic weld monitors and coatings that are thermally cured by induction and convection processes. We manufacture can bodies and ends from thin, high-strength aluminum alloys and steels by utilizing proprietary tool and die designs and selected can making equipment. We also manufacture our Quick Top® easy-open ends from both steel and aluminum alloys in a sophisticated precision progressive die process. We regularly review our Quick Top® easy-open end designs for improvements for optimum consumer preference through consumer studies and feedback.
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

RAW MATERIALS
Based upon our existing arrangements with suppliers and our current and anticipated requirements, we believe that we have made adequate provisions for acquiring our raw materials for the foreseeable future. As a result of significant consolidation of suppliers, we are, however, dependent upon a limited number of suppliers for our steel, aluminum, certain resin, coatings and compound raw materials. Increases in the prices of raw materials have generally been passed along to our customers in accordance with our multi-year customer supply arrangements and through general price increases.
DISPENSING AND SPECIALTY CLOSURES BUSINESS
We use resins in pellet form, such as homopolymer polypropylene, copolymer polypropylene and HDPE, thermoplastic elastomer lining materials, processing additives and colorants in the manufacture of dispensing systems and plastic closures. We use tinplate and tin free steel (TFS), aluminum, organic coatings, low-metallic inks and pulpboard, plastic and organic lining materials in the manufacture of metal closures. Although no assurances can be given, we believe we have made adequate provisions to purchase sufficient quantities of these raw materials to meet our customers' requirements for the foreseeable future, despite the significant consolidation of suppliers and absent unforeseen events such as hurricanes or other extreme weather conditions.
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
METAL CONTAINERS BUSINESS
We use tinplated and chromium plated steel, aluminum, copper wire, organic coatings, lining compound and inks in the manufacture and decoration of our metal container products. Our material requirements are supplied through agreements and purchase orders with suppliers with whom we have long-term relationships. If our suppliers fail to deliver under their arrangements, we would be forced to purchase raw materials on the open market, and no assurances can be given that we would be able to purchase such raw materials or, if we are so able, that we would be able to purchase such raw materials at comparable prices or terms. Although there has been significant consolidation of suppliers and facility closings by suppliers, we believe that we have made adequate provisions to purchase sufficient quantities of these raw materials to meet our customers' requirements for the foreseeable future.
Our metal container supply agreements with our customers provide for the pass through of changes in our metal costs. For our metal container customers without long-term agreements, we have also generally increased prices to pass through increases in our metal costs.
CUSTOM CONTAINERS BUSINESS
The raw materials we use in our custom containers business are primarily resins in pellet form such as virgin HDPE, virgin PET, recycled HDPE, recycled PET, polypropylene and, to a lesser extent, low and medium density polyethylene. Our resin requirements are acquired through multi-year arrangements for specific quantities of resins with several major suppliers of resins. The price that we pay for resin raw materials is not fixed and is subject to market pricing, which has fluctuated significantly in the past few years. Our custom container supply agreements with our customers provide for the pass through of changes in our resin costs, subject in many cases to a short lag in the timing of such pass through. For our custom container customers without long-term agreements, we have also generally increased prices to pass through increases in our resin costs.
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
Approximately 13 percent, 12 percent and 11 percent of our consolidated net sales were to Nestlé in 2022, 2021 and 2020, respectively. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.
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
Our largest customers of our dispensing and specialty closures business include Campbell, The Coca-Cola Company, Colgate-Palmolive Company, Dairy Farmers of America, Estée Lauder Companies, The Kraft Heinz Company, or Kraft Heinz, L'Oréal S.A., LVMH Moët Hennessy Louis Vuitton, Mizkan Holdings Co., Ltd., Molson Coors Brewing Company, Natura & Co., Nestlé S.A., or Nestlé, O Boticário, PepsiCo Inc., The Procter & Gamble Company, S. C. Johnson & Son, Inc., The Scotts Company LLC, Spectrum Brands Holdings, Inc. and its affiliated entities, including United Industries Corporation, Treehouse Foods Inc. and Unilever, plc. We have multi-year supply arrangements with many of our customers in the United States. Outside of the United States, the dispensing and specialty closures business has had long-term relationships with most of its customers. While we have multi-year supply arrangements with some of our dispensing and specialty closures customers outside of the United States, as is common practice, many supply arrangements with customers outside of the United States are negotiated on a year-by-year basis.
In addition, we license our technology to four other manufacturers who supply products in Israel, South Korea, Maldives, South Africa, Sri Lanka and Thailand.
METAL CONTAINERS BUSINESS
We are a leading manufacturer of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2022 of more than half of the market. We have 43 metal containers manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. Our largest customers for these products include Campbell, Conagra Brands, Inc., Del Monte, General Mills, Inc., Hill's Pet Nutrition, Inc., Hormel Foods Corporation, Kraft Heinz, Mars, Incorporated, Nestlé, Nortera Foods Inc., Pacific Coast, Stanislaus Food Products Company, Thai Union Group and Tony Downs Foods Co.
We have entered into multi-year supply arrangements with most of our customers for our metal containers business. We estimate that approximately 90 percent of our projected metal container sales in 2023 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements. In Europe, our metal containers business has had long-term relationships with many of its customers, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis.
Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal food container requirements. Our net sales of metal food containers to Nestlé in North America and Europe in 2022 were $732.5 million. We also supply Nestlé with closures in North America and Europe and plastic containers in North America. In 2018, we entered into long-term supply agreements with Nestlé that run through 2025 for the supply of all of Nestlé’s North American metal food container requirements for pet food and other food products and to support growth initiatives of Nestlé. These long-term supply agreements replaced previous supply agreements with Nestlé.

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
Our largest customers for our custom containers business include Berlin Packaging LLC, Campbell, Conagra Brands, Inc., General Mills, Inc., Johnson & Johnson, Kraft Heinz, Mars, Incorporated, McCormick & Company, Inc., Nice-Pak Products, Inc., Perrigo Company plc, The Procter & Gamble Company, The Scotts Company LLC, TreeHouse Foods Inc. and TricorBraun, Inc.
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
DISPENSING AND SPECIALTY CLOSURES BUSINESS
Our dispensing and specialty closures business competes primarily with AptarGroup, Inc., Bericap Holding GmbH, Berry Global Group, Inc., Closures Systems International, Inc., Crown Holdings, Inc., Eviosys Packaging Switzerland GmbH, Guala Dispensing Mexico, S.A. de C.V., Massilly Holding SAS and Tecnocap S.p.A. With our ability to manufacture an extensive range of dispensing systems and specialty closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our specialty closures product offering, and our global presence, we believe we are uniquely positioned to serve food, beverage, health care, garden, home, personal care, fragrance and beauty product companies for all of their dispensing and specialty closure needs.
METAL CONTAINERS BUSINESS
Of the commercial metal container manufacturers, Crown Holdings, Inc., Eviosys Packaging Switzerland GmbH, Sonoco Products Company (which recently acquired Ball Metalpack, LLC) and Trivium Packaging are our most significant competitors. Our competitors also include other regional suppliers. As an alternative to purchasing containers from commercial can manufacturers, customers have the ability to invest in equipment to self-manufacture their containers. Additionally, customers can choose to use other types of packaging for their products, such as plastic, paper, glass and composite containers.

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
CUSTOM CONTAINERS BUSINESS
Our custom containers business competes with a number of large national and global producers of custom containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products. These competitors include Alpla-Werke Alwin Lehner GmbH & Co. KG, Amcor Limited, Berry Global Group, Inc., Cebal Americas, Altium Packaging LLC, Graham Packaging Company, Plastipak Holdings, Inc. and Pretium Packaging LLC. In addition to our rapid response to our customers’ design, development and technology support needs and our value-added, diverse product line, we strive to remain current with and, to some extent, anticipate innovations in resin composition and applications and changes in the technology for the manufacturing of custom containers and closures.
SILGAN TEAM
As of December 31, 2022, we employed approximately 3,800 salaried and 11,500 hourly employees on a full-time basis. Approximately 35 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. In addition, as of December 31, 2022, Campbell provided us with approximately 125 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.
Our labor contracts expire at various times between 2023 and 2025. As of December 31, 2022, contracts covering approximately 8 percent of our hourly employees in the United States and Canada will expire during 2023. We expect no significant changes in our relations with these unions.
We believe our success is a result of our unrelenting focus on our core strategies and mission statement principles, which have been consistent since our founding and are captured in our mission statement. We focus on meeting the unique needs of our customers, pursuing growth where we have a competitive advantage and responding where we do not. Critical to our success are the contributions and efforts of the entire Silgan team who meet this challenge to compete and win in the markets we serve. Accordingly, investing in our people is vital for us. At each of our locations, we provide competitive compensation and benefits and strive to provide a safe, rewarding, diverse and inclusive workplace for our employees. The safety of our entire team is a top priority for us, as evidenced by our industry leading, low lost time incident and recordable rates. All of our locations remained open and operating during the COVID-19 pandemic because we are an essential provider of packaging for food, health and personal care products. During this period, we stayed, and continue to stay, steadfast on providing a safe workplace for our employees. At the outset of the COVID-19 pandemic, we were an early adopter of enhanced safety and health protocols and procedures to protect our employees and allow us to continue to supply our essential products to meet our customers’ critical needs.

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
In 2022, approximately 90 percent of our metal container sales and a majority of our dispensing and specialty closures and custom container sales were pursuant to multi-year supply arrangements. Although no assurances can be given, we have been successful historically in continuing these multi-year customer supply arrangements. Additionally, in general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal. If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the proposal. Moreover, due to our fixed costs, we may be unable to maintain our margins at past levels if we are not able to achieve capacity utilization rates similar to prior periods in our manufacturing facilities.
The loss of any major customer, a significant reduction in the purchasing levels of any major customer or a significant adverse change in the terms of our supply agreement with any major customer could adversely affect our results of operations.
DEMAND FOR OUR PRODUCTS COULD BE AFFECTED BY CHANGES IN LAWS AND REGULATIONS APPLICABLE TO FOOD AND BEVERAGES AND CHANGES IN CONSUMER PREFERENCES.
We manufacture and sell sustainable rigid packaging solutions for consumer goods products. Many of our products are used to package food and beverages, and therefore they come into direct contact with these products. Accordingly, such products must comply with various laws and regulations for food and beverages applicable to our customers. Changes in such laws and regulations could negatively impact our customers’ demand for our products as they comply with such changes and/or require us to make changes to our products. Additionally, because our products are used to package consumer goods, we are subject to a variety of risks that could influence consumer behavior and negatively impact demand for our products, including changes in consumer preferences driven by various health-related and environmental concerns and perceptions. For example, due largely to changes in consumer preferences, we changed the coatings and compounds in most of our metal closure and metal container products to not intentionally include bisphenol A in such coatings and compounds, resulting in additional costs.
OUR FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO OBTAIN SUFFICIENT QUANTITIES OF RAW MATERIALS OR MAINTAIN OUR ABILITY TO PASS RAW MATERIAL PRICE INCREASES THROUGH TO OUR CUSTOMERS.
We purchase steel, aluminum, plastic resins and other raw materials from various suppliers. Sufficient quantities of these raw materials may not be available in the future, whether due to reductions in capacity because of, among other things, significant consolidation of, and facility closings by, suppliers, increased demand in excess of available supply, unforeseen events such as significant hurricanes and other extreme weather conditions or natural disasters, government imposed quotas, pandemics, political unrest and instability or other reasons. Temporary industry-wide shortages of certain raw materials have occurred in the past and can lead to increased raw material prices. In addition, such materials are subject to price fluctuations due to a number of factors, including increases in demand or decreases in availability for such raw materials, the availability of other substitute materials, tariffs, increases in the frequency, severity or duration of extreme weather-related events, other supply chain challenges and general economic conditions, all of which are beyond our control.

Over the last few years, there has been significant consolidation of suppliers of steel worldwide. In addition, tariffs, quotas and court cases have negatively impacted the ability and desire of steel suppliers to competitively supply steel outside of their countries. In 2018, the United States began imposing new tariffs on steel supply into the United States from certain foreign countries, which has increased the cost of steel imported into the United States as well as ultimately steel manufactured in the United States. Additionally, exemptions from tariffs granted by the United States have been inconsistent and unpredictable. In Europe, quotas on foreign steel supply have negatively impacted the ability of foreign steel suppliers to supply steel into Europe. Additional tariffs and/or quotas or other limitations on steel supply could further negatively impact the ability and desire of steel suppliers to competitively supply steel outside of their countries. Our metal container and metal closures supply agreements with our customers provide for the pass through of changes in our metal costs. For our customers without long-term agreements, we also generally increase prices to pass through increases in our metal costs. However, the impact of tariffs and quotas could create volatility in the applicable markets and therefore creates challenges for us and our customers in passing through costs related to such tariffs and quotas.
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
Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2023. Additionally, although no assurances can be given, we generally have been able to pass raw material cost increases through to our customers. The loss of our ability to pass those cost increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.
GLOBAL ECONOMIC CONDITIONS, DISRUPTIONS IN CREDIT MARKETS AND IN MARKETS GENERALLY AND THE INSTABILITY OF THE EURO COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.
The global financial markets have experienced substantial disruption, including, among other things, volatility in securities prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Additionally, the global economy has experienced recessions, and economic uncertainty is generally continuing worldwide. Most recently, global markets have experienced significant inflation which could create greater economic uncertainty, particularly as banking authorities increase interest rates to combat inflation. Our business, financial condition, results of operations and ability to obtain additional financing in the future, including on terms satisfactory to us, could be adversely affected due to, among other risks we face, any such economic conditions, disruptions of the global financial markets or of markets generally or tightening of credit in the financial markets.
Economic conditions and disruptions in the credit markets and in markets generally, including as a result of the COVID-19 pandemic, could also harm the liquidity or financial position of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us or reduce our customers’ purchases from us, any of which could negatively affect our business, financial condition or results of operations. Additionally, under such circumstances, the creditworthiness of the counterparties to our interest rate and commodity pricing transactions could deteriorate, thereby increasing the risk that such counterparties fail to meet their contractual obligations to us.
Global markets are also susceptible to other disruptions and resulting negative impacts from other occurrences and events, such as pandemics and contagious diseases like COVID-19, which could negatively affect global markets and the global economy. Such occurrences and events could cause or require us, our suppliers or our customers to temporarily suspend operations in affected regions, otherwise disrupt or affect our, our suppliers’ or our customers’ operations or businesses, disrupt supply chains and logistics, commerce and travel, or cause an economic downturn or otherwise negatively impact consumer behavior and demand. Although our businesses experienced significant demand increases for many of our products during the COVID-19 pandemic, any such occurrences, events or disruptions could have a material adverse impact on our business, financial condition or results of operations.

In 2021 and 2022, a number of industries generally experienced supply chain challenges, which in many cases resulted in longer lead times and additional costs. These supply chain challenges were due to a variety of events, including the COVID-19 pandemic. Our businesses were impacted by these supply chain challenges in 2021 and, to a lesser extent, 2022. As a result, we incurred additional costs that impacted our results of operations and experienced longer lead times for certain equipment purchases. Additionally, many of our customers and suppliers were impacted by these supply chain challenges, which negatively impacted our businesses. Continued supply chain challenges or additional supply chain challenges would impact our businesses and could have a material adverse impact on our financial condition or results of operations.
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
A SUBSTANTIALLY LOWER THAN NORMAL CROP YIELD MAY REDUCE DEMAND FOR OUR METAL CONTAINERS AND CLOSURES FOR FOOD PRODUCTS.
Our metal containers business is dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States and, to a lesser extent, in a variety of national growing regions in Europe. Our dispensing and specialty closures business is also dependent, in part, upon the vegetable and fruit harvests. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions, and our results of operations could be impacted accordingly. Additionally, climate change and the increasing frequency, severity or duration of extreme weather conditions, including hurricanes, unexpected freezing weather conditions, wildfires, flooding, tornadoes and droughts, could adversely affect these harvests and cause us to incur additional costs to prepare for, respond to and mitigate the effects of such conditions. As a consequence, our results of operations could be negatively impacted. Our sales, income from operations and net income could be materially adversely affected in a year in which crop yields are substantially lower than normal.
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
THE COST OF PRODUCING AND SUPPLYING , AND THE AVAILABILITY OF CERTAIN RESOURCES NECESSARY TO PRODUCE AND SUPPLY, OUR PRODUCTS MAY BE ADVERSELY AFFECTED BY VARIOUS FACTORS.
The cost of producing and supplying our products is affected by many factors, some of which can be volatile and some of which may be challenging. Most recently, the cost of producing and supplying our products has been impacted by significant inflation in raw materials, energy such as natural gas and electricity, freight and other items necessary to produce and supply our products. We forecast and monitor our energy usage and, from time to time, use commodity futures or swaps to reduce the impact of energy price fluctuations. While we have generally been able to increase our prices to pass through raw material and certain other cost increases, no assurances can be given that we will be able to increase our prices to pass through all cost inflation that we experience, which could have a material adverse impact on our business, financial condition or results of operations.

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
In addition, our businesses may be adversely affected by changes in the availability of certain resources that are necessary to produce and supply our products (including electrical power, natural gas, and oil). For example, our businesses rely on a continuous energy supply to conduct their respective operations. If the availability of energy or certain other resources is reduced or interrupted for a significant period of time, our businesses’ ability to produce and supply our products may be hampered, which could have a material adverse effect on our business, financial condition or results of operations. Many of our international operations depend on the availability of natural gas. If the current conflict in Russia and Ukraine is not resolved, any further sanctions imposed or actions taken by the United States or other countries, and any retaliatory measures by Russia in response, could affect the price and supply of natural gas throughout Europe, including our facilities in Europe. Such a disruption in the supply of natural gas could impact our ability to continue our operations at such facilities at normal levels and otherwise cause disruptions at our facilities in Europe, which could have a material adverse impact on our business, financial condition or results of operations.
WE MAY BE UNABLE TO ACHIEVE, OR MAY BE DELAYED IN ACHIEVING, ADEQUATE RETURNS FROM OUR EFFORTS TO OPTIMIZE OUR OPERATIONS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
We continually strive to improve our operating performance and further enhance our franchise positions in our businesses through the investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions and the optimization of our manufacturing facilities footprints. For example, in 2019 we initiated a multi-year footprint optimization plan in our metal containers business in the U.S. to reduce capacity and continue to drive cost reductions, which led to the shutdown of two metal container manufacturing facilities in the fourth quarter of 2019. Although we delayed implementation of this footprint optimization plan in 2020 and 2021 due to a strong increase in demand for our products, we resumed a portion of this footprint optimization plan in 2022, closing an additional metal container manufacturing facility to better align our manufacturing locations with our customer locations and to drive further cost reductions. Our operations include complex manufacturing systems as well as intricate scheduling and numerous geographic and logistical complexities associated with our facilities and our customers’ facilities. Accordingly, our efforts to achieve productivity improvements, manufacturing efficiencies and manufacturing cost reductions and to optimize our manufacturing facilities footprints are subject to a number of risks and uncertainties that could impact our ability to achieve adequate returns from our efforts as planned. These risks and uncertainties include, among others, completing any such efforts on time and as planned and retaining customers impacted thereby.
IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL OR TRADE NAMES, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.
As a result of our acquisitions, we have $2.0 billion of goodwill and $32.1 million of indefinite-lived trade names recorded on our consolidated balance sheet at December 31, 2022. We are required to periodically determine if our goodwill and trade names have become impaired, in which case we would write-down the impaired portion. If we were required to write-down all or part of our goodwill or trade names, our net income and net worth could be materially adversely affected.

INCREASED INFORMATION TECHNOLOGY SECURITY THREATS AND MORE SOPHISTICATED AND TARGETED COMPUTER CRIME COULD POSE A RISK TO OUR SYSTEMS, NETWORKS, PRODUCTS, SOLUTIONS AND SERVICES.
In order to conduct our business without interruption, we rely on information technology systems, networks and services, some of which are managed, hosted and provided by third-party service providers. Although we have not experienced any material breaches or material losses related to cybersecurity incidents, cyberattacks or other disruptions to date, increased global security threats, employees working remotely more often and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and those of our third-party service providers and the confidentiality, availability and integrity of our data. Depending on their nature and scope, such threats could potentially lead to adverse consequences, including, but not limited to, the loss of data due to damaged or destroyed servers, the compromise of confidential information, including confidential information relating to our employees, improper use of our systems and networks, manipulation and destruction of data, defective products, our inability to access our systems, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. A cyberattack or other disruption may also result in a financial loss, including potential fines for failure to safeguard data.
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
We maintain and have access to data and information that is subject to privacy and security laws, data protection laws and applicable regulations. The interpretation and application of such laws, including federal, state and international laws, relating to the collection, use, retention, disclosure, security and transfer of personally identifiable data in the United States (including but not limited to the California Consumer Privacy Act and the California Privacy Rights Act), Europe (including but not limited to the European Union's General Data Protection Regulation) and elsewhere, are uncertain and evolving. Despite our efforts to protect such information, breaches or misplaced or lost data could have a materially adverse impact on our business.
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

RISKS RELATED TO OUR INDEBTEDNESS
OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.
At December 31, 2022, we had $3.44 billion of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions and refinancing our previously outstanding debt. In addition, at December 31, 2022, after taking into account outstanding letters of credit of $20.4 million, we had up to $1.48 billion of revolving loans available to be borrowed under our Credit Agreement. We also have available to us under our Credit Agreement an uncommitted multi-currency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided in our Credit Agreement), which may take the form of one or more incremental term loan facilities, increased commitments under our revolving loan facility and/or incremental indebtedness in the form of senior secured loans and/or notes, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness.
A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. In 2022, we paid $123.7 million in interest on our indebtedness. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a significant portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. The discontinuation of the London Interbank Offered Rate, or LIBOR, set to be fully phased-out by June 2023, could also affect interest rates and financing costs. New rates may not be as favorable to us as those in effect prior to the discontinuation of LIBOR, and these new rates may be more volatile. In addition, the transition from LIBOR could have a significant impact on the overall interest rate environment and on our borrowing costs. Although the Secured Overnight Financing Rate, or SOFR, has been identified as a recommended alternative reference rate to LIBOR, SOFR has a limited history and SOFR-based reference rates may perform differently from LIBOR, which may affect our net interest expense, change our market risk profile and require changes to our financing strategies. Based on the average outstanding amount of our variable rate indebtedness in 2022, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2022 interest expense by an aggregate amount of approximately $13.3 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2022.

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
DESPITE OUR CURRENT LEVELS OF INDEBTEDNESS, WE MAY INCUR ADDITIONAL DEBT IN THE FUTURE, WHICH COULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.
We are continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisitions and to fund any resulting increased operating needs. For example, in September and October 2021, we funded the purchase price for each of Silgan Specialty Packaging, Silgan Unicep and Easytech with aggregate revolving loan borrowings under our Credit Agreement of $747.9 million. If new debt is added to our current debt levels, the related risks we now face could increase. We will have to effect any new financing in compliance with the agreements governing our then existing indebtedness. The indentures governing the 3¼% Senior Notes due 2025, or the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes do not prohibit us from incurring additional indebtedness.
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
The indentures governing the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes contain certain covenants that also generally restrict our ability to create liens, issue guarantees, engage in sale and leaseback transactions and consolidate, merge or sell assets. These covenants could restrict us in the pursuit of our growth strategy.
UPON THE OCCURRENCE OF CERTAIN CHANGE OF CONTROL EVENTS, WE MAY NOT BE ABLE TO SATISFY ALL OF OUR OBLIGATIONS UNDER OUR CREDIT AGREEMENT AND INDENTURES.
Under our Credit Agreement, the occurrence of a change of control (as defined in our Credit Agreement) constitutes an event of default, permitting, among other things, the acceleration of amounts owed thereunder. Additionally, upon the occurrence of a change of control repurchase event as defined in the indentures governing the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes, we must make an offer to repurchase the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest to the date of purchase. We may not have sufficient funds or be able to obtain sufficient financing to meet such obligations under our Credit Agreement and such indentures. In addition, even if we were able to finance such obligations, such financing may be on terms that are unfavorable to us or less favorable to us than the terms of our existing indebtedness.

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
•failing to integrate the operations, technologies and personnel of the acquired businesses;
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
As of December 31, 2022, we employed approximately 11,500 hourly employees on a full-time basis. Approximately 35 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. Our labor contracts expire at various times between 2023 and 2025. We cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable to us than current agreements. Disputes with the unions representing our employees could result in strikes or other labor protests that could disrupt our operations and divert the attention of management from operating our business. A strike or work stoppage could make it difficult for us to find a sufficient number of people with the necessary skills to replace those employees. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations.

We are an essential provider of packaging for food, health and personal care products. As a result, our U.S. employees are deemed “Essential Critical Infrastructure Workers” under the guidance of the U.S. Department of Homeland Security, and we have received similar designations from other governmental authorities in the various other countries where we operate. Accordingly, all of our operations and other locations remained open and continued to operate during the COVID-19 pandemic to meet our customers’ critical needs. During this time, we experienced a higher than normal amount of employees unable to be at work due to being quarantined for a period of time for safety reasons as a result of potential exposure to COVID-19 or having COVID-19. If such experience were to increase significantly, our operations could be materially and adversely impacted and our ability to supply our customers with the essential packaging they required could be adversely impacted, all which could have a material adverse effect on our business, financial condition or results of operations.
Over the past few years, the United States and, to a lesser extent, Europe experienced a tightened labor market which made it more difficult to find employees to fill open positions. While the availability of labor has recently improved somewhat, any recurrence of a more tightened labor market could have a material adverse effect on our business, financial condition or results of operations.
IF THE INVESTMENTS IN OUR U.S. PENSION BENEFIT PLANS DO NOT PERFORM AS EXPECTED, WE MAY HAVE TO CONTRIBUTE ADDITIONAL AMOUNTS TO THESE PLANS, WHICH WOULD OTHERWISE BE AVAILABLE TO COVER OPERATING AND OTHER EXPENSES.
We maintain noncontributory, defined benefit pension plans covering some of our U.S. employees, which we fund based on certain actuarial assumptions. The plans’ assets consist primarily of fixed income securities and common stock. If the investments of the plans do not perform at expected levels, then we may have to contribute additional funds to ensure that the plans will be able to pay out benefits as scheduled. Such an increase in funding would result in a decrease in our available cash flow. In addition, any such investment performance significantly below our expected levels could adversely impact our results of operations. For example, the significant market declines in investment values during 2022 as compared to our assumed rate of return for the plans for the year are expected to have a non-cash unfavorable impact of approximately $48.0 million on other pension income in our results of operations in 2023.
WE PARTICIPATE IN MULTIEMPLOYER PENSION PLANS UNDER WHICH, IN THE EVENT OF CERTAIN CIRCUMSTANCES, WE COULD INCUR ADDITIONAL LIABILITIES WHICH MAY BE MATERIAL AND MAY NEGATIVELY AFFECT OUR FINANCIAL RESULTS.
We currently participate in two multiemployer pension plans which provide defined benefits to certain of our union employees. In 2022, we withdrew from participating in the United Food & Commercial Workers - Local One Pension Fund, or the UFCW Pension Fund. As a result of such withdrawal, we expect to incur cash expenditures for the withdrawal liability of approximately $0.1 million annually until 2042. In 2019, we withdrew from participating in the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan. As a result of such withdrawal, we expect to incur cash expenditures for the withdrawal liability of approximately $2.6 million annually until 2040. Because of the nature of multiemployer pension plans, there are risks associated with participating in such plans that differ from single-employer pension plans. Amounts contributed by an employer to a multiemployer pension plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer.  In the event that another participating employer to a multiemployer pension plan in which we participate no longer contributes to such plan, the unfunded obligations of such plan may be borne by the remaining participating employers, including us. In such event, our required contributions to such plan could increase, which could negatively affect our financial condition and results of operations. In the event that we withdraw from participation in a multiemployer pension plan in which we participate or otherwise cease to make contributions to such a plan or in the event of the termination of such a plan, we would be required under applicable law to make withdrawal liability payments to such plan in respect of the unfunded vested benefits of such plan, which unfunded vested benefits could be significant. Such withdrawal liability payments could be material and could negatively affect our financial condition and results of operations. For further information with respect to our withdrawal from the Central States Pension Plan and the UFCW Pension Fund, please see Notes 4 and 12 to our Consolidated Financial Statements for the year ended December 31, 2022 included elsewhere in this Annual Report.

RISKS RELATED TO INTERNATIONAL OPERATIONS
OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.
Our international operations generated approximately $1.61 billion, or approximately 25 percent, of our consolidated net sales in 2022. As of February 1, 2023, we have a total of 48 manufacturing facilities in a total of 20 countries outside of the United States, including Canada, Mexico and countries located in Europe, Asia and South America, serving customers in approximately 100 countries worldwide. Our business strategy may include continued expansion of international activities. Accordingly, the risks associated with operating in foreign countries, including Canada, Mexico and countries located in Europe, Asia and South America, may have a negative impact on our liquidity and net income. For example, the current economic uncertainty throughout the world, the current conflict in Russia and Ukraine, recent geopolitical disruptions in the Middle East, the impact of the COVID-19 pandemic worldwide and the current trade uncertainty throughout the world may have an adverse effect on our results of operations and financial condition. In the fourth quarter of 2022, we recognized a rationalization charge in the metal containers segment related to the write-off of net assets to service the Russian market, and we are now in the process of shutting down our two metal container manufacturing facilities in Russia.
Risks associated with operating in foreign countries could make it more difficult, impossible or more expensive to manufacture or deliver our products to our customers, obtain raw materials from our suppliers, or perform critical functions of our business, any of which could have an adverse effect on our business, results of operations and financial condition. Such risks include, but are not limited to:
•political, social and economic instability;
•inconsistent product regulation or policy changes by foreign agencies or governments;
•war, civil disturbance or acts of terrorism;
•the impact of pandemics and other diseases;
•trade disputes;
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
•product boycotts;
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
RISKS RELATED TO LEGAL AND REGULATORY MATTERS
WE ARE SUBJECT TO COSTS AND LIABILITIES RELATED TO ENVIRONMENTAL AND HEALTH AND SAFETY LAWS AND REGULATIONS AND RISKS RELATED TO LEGAL PROCEEDINGS, AND WE MAY BE IMPACTED BY NEW, CHANGED OR INCREASED REGULATIONS OR REQUIREMENTS RELATING TO ENVIRONMENTAL MATTERS.
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
Several governmental bodies in jurisdictions where we operate have introduced and are increasingly considering regulatory changes to address the impacts of potential changes in climate and global warming. Additionally, entities across many sectors in private industry are considering and introducing environmental criteria as a factor or commercial term in decisions relating to activities, including lending, insurance, investing and purchasing. We are unable to predict what further regulatory changes may be adopted by governments or what environmental criteria or requirements may be adopted or supported by private sector entities in the future. Such changes or requirements could have a material adverse effect on our business, financial condition, results of operations and capital expenditures.

IF WE FAIL TO CONTINUE TO MAINTAIN EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING TO A REASONABLE ASSURANCE LEVEL, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS AND MAY BE REQUIRED TO RESTATE PREVIOUSLY PUBLISHED FINANCIAL INFORMATION, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS, INVESTOR CONFIDENCE IN OUR BUSINESS AND THE TRADING PRICES OF OUR SECURITIES.
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We also need to adapt our internal control over financial reporting as our business grows and changes. As we grow our business and acquire other businesses, our internal controls could become increasingly complex, requiring more time and resources. As further discussed in Item 9A, “Controls and Procedures,” included elsewhere in this Annual Report, management concluded that we maintained effective internal control over financial reporting as of December 31, 2022. There is no assurance that, in the future, material weaknesses will not be identified that would cause management to change its conclusion as to the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, and we may be required to restate previously published financial information, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
RISKS RELATED TO OUR COMMON STOCK
OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER US AND THEIR EXERCISE OF THAT INFLUENCE COULD BE ADVERSE TO YOUR INTERESTS.
As of December 31, 2022, Messrs. Silver and Horrigan beneficially owned an aggregate of 25,541,867 shares of our common stock, or approximately 23 percent of our outstanding common stock. This amount does not include shares of our common stock owned by affiliates and related family transferees of Messrs. Silver and Horrigan that are not deemed to be beneficially owned by Messrs. Silver or Horrigan. Accordingly, if Messrs. Silver and Horrigan act together, they will be able to exercise substantial influence over all matters submitted to the stockholders for a vote, including the election of directors.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We own and lease properties for use in the ordinary course of business. Our properties consist primarily of 46 manufacturing facilities for our dispensing and specialty closures business, 43 manufacturing facilities for our metal containers business, and 23 manufacturing facilities for our custom containers business. We own 59 of these facilities and lease 53. The leases expire at various times through 2040. Some of these leases contain renewal options as well as various purchase options.
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
On July 12, 2022, we concluded a settlement with the European Commission to end a long-running investigation of our metal packaging operations in Europe. This investigation was started in 2015 by a competition authority in Germany and was transferred in 2018 to the European Commission. With the settlement, the European Commission closed its investigation and we paid a fine of €23.9 million in October 2022, although we do not fully concur with the facts and legal qualifications put forth by the European Commission.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is quoted on the New York Stock Exchange under the symbol SLGN. As of January 31, 2023, we had 33 holders of record of our common stock.
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
ISSUER PURCHASES OF EQUITY SECURITIES
On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026, of which we repurchased approximately $26.4 million of our common stock prior to the fourth quarter of 2022. Pursuant to this authorization, we also repurchased $5.7 million of our common stock through open market purchases in the fourth quarter of 2022. Accordingly, at December 31, 2022, we had approximately $267.9 million remaining for the repurchase of our common stock under this authorization.
The following table provides information about shares of our common stock that we repurchased during the fourth quarter of 2022.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
	(a) Total Number of Shares Purchased
		(b) Average Price Paid per Share

October 1-31, 2022	136,508	$41.91	136,508	$267.9
November 1-30, 2022	—	$—	—	$267.9
December 1-31, 2022	—	$—	—	$267.9

Total	136,508	$41.91	136,508	$267.9

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2022. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.
GENERAL
We are a leading manufacturer of sustainable rigid packaging solutions for the world's essential consumer goods products. We currently produce dispensing and specialty closures for food, beverage, health care, garden, home, personal care, fragrance and beauty products; steel and aluminum containers for human and pet food and general line products; and custom designed plastic containers for personal care, food, health care, pharmaceutical, household and industrial chemical, pet food and care, agricultural, automotive and marine chemical products. We are a leading worldwide manufacturer of dispensing and specialty closures, a leading manufacturer of metal containers in North America and Europe, the largest manufacturer of metal food containers in North America with a unit volume market share in the United States for the year ended December 31, 2022 of more than half of the market, and a leading manufacturer of custom containers in North America for a variety of markets.
Our objective is to increase shareholder value by efficiently deploying capital and management resources to grow our business, reduce operating costs, build sustainable competitive positions, or franchises, and to complete acquisitions that generate attractive cash returns. We have grown our net sales and income from operations largely through acquisitions but also through organic growth, and we continue to evaluate acquisition opportunities in the consumer goods packaging market.
SALES GROWTH
We have increased net sales and market share in our dispensing and specialty closures, metal containers, and custom containers businesses through both acquisitions and organic growth. As a result, we have expanded and diversified our customer base, geographic presence and product lines.
With our acquisitions of SDS, the Albéa Dispensing Business, Silgan Specialty Packaging and Silgan Unicep and through organic growth, we established ourselves as a leading worldwide manufacturer of dispensing systems and specialty closures for food, beverage, health care, garden, home, personal care, fragrance and beauty products. Since 2003, following our acquisition of the White Cap closures operations in the United States, net sales of our dispensing and specialty closures business have increased to $2.32 billion in 2022 as a result of acquisitions and organic growth, representing a compound annual growth rate of approximately 13.5 percent over that period. We may pursue further acquisition opportunities in the dispensing and specialty closures markets, including in dispensing systems, or in adjacent markets, such as our acquisitions of Silgan Specialty Packaging and Silgan Unicep. Additionally, we expect to continue to generate organic growth in our dispensing and specialty closures business, particularly in dispensing systems. In 2022, unit volumes for our dispensing and specialty closures business increased approximately 1 percent principally as a result of higher volumes for beauty and fragrance and dispensing products, including from the acquisitions we completed in 2021, partially offset by expected volume decreases in metal closures for certain food and beverage markets primarily due to customer pre-buy activity in late 2021 in advance of significant steel inflation in 2022 and lower volumes for lawn and garden, hygiene and home cleaning products which were impacted by further inventory corrections throughout the supply chain in 2022. Volumes for our dispensing and specialty closures in 2022 remained above COVID-19 pre-pandemic levels. For 2023, we expect demand levels for beauty and fragrance products to continue to be strong, demand levels for hygiene and cleaning products to improve, and increased volumes for metal closures due to less customer pre-buy activity in 2022 than 2021.
We are a leading manufacturer of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past 35 years, the metal food container market in North America has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé, Dial, Del Monte, Birds Eye, Campbell, Pacific Coast and Purina Steel Can reflect this trend. We estimate that approximately nine percent of the market for metal food containers in the United States is still served by self-manufacturers. Prior to 2020, the metal food container market in North America was relatively flat during this period of consolidation, despite losing market share as a result of more dining out, fresh produce and competing materials. Despite a relatively flat market, we increased our share of the market for metal food containers in the United States primarily through acquisitions and growth with existing customers. Since 1987, net sales of our metal containers business have increased to $3.37 billion, representing a compound annual growth rate of approximately 7.6 percent. We also enhanced our business by focusing on providing customers with high levels of quality and service, a more sustainable solution for their packaging needs and value-added features such as our Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. In 2020 and 2021, we experienced a significant increase in demand for many of our products, including metal food containers primarily due to higher demand for at home food consumption and continued growth in pet food products. As expected, volumes for our metal food containers decreased by approximately 11 percent in 2022 as compared to 2021 due, in part, to customer pre-buy activity at the end of 2021 in advance of unprecedented metal inflation in 2022. Volumes for our metal food containers in 2022 remained significantly above COVID-19 pre-pandemic levels despite the volume decrease in 2022. Net sales in the metal containers business did increase significantly in 2022 as compared to 2021 primarily as a result of higher average selling prices due to the pass through of higher raw material and other manufacturing costs. For 2023, we anticipate that demand levels for our metal food containers will continue to be strong principally due to continued growth in pet food products, less customer pre-buy activity in 2022 as compared to 2021 and continued demand for at-home food consumption.
We have improved the market position of our custom containers business since 1987, with net sales increasing to $723.0 million in 2022, representing a compound annual growth rate of approximately 6.2 percent over that period. We achieved this improved market position primarily through strategic acquisitions as well as through organic growth. The custom container market of the consumer goods packaging industry continues to be highly fragmented. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We intend to pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy. Our custom containers business experienced a decrease in volumes in 2022 and 2021 as compared to record pandemic driven volumes in 2020 primarily due to lower volumes for home care, personal care and lawn and garden products which were impacted by inventory corrections throughout the supply chain in 2022 and 2021. We anticipate that demand levels for our custom containers will increase in 2023, primarily as a result of improved volume levels for home care, personal care and lawn and garden products and continued growth in pet food products, offset by the timing impact of exiting lower margin business in the latter half of 2022 that did not meet reinvestment return hurdles and replacing it with new business that is expected to be commercialized in the fourth quarter of 2023.
OPERATING PERFORMANCE
We operate in a competitive industry where it is necessary to realize cost reduction opportunities to offset continued competitive pricing pressure. We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions and the optimization of our manufacturing facilities footprints. Our acquisitions and investments have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. From 2017, we have closed two dispensing and specialty closures manufacturing facilities and five metal container manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand. In 2019, we initiated a multi-year footprint optimization plan in our metal containers business in the U.S. to reduce capacity and continue to drive cost reductions, under which we shut down two metal container manufacturing facilities in the fourth quarter of 2019. Although we delayed implementation of this footprint optimization plan in 2020 and 2021 due to a strong increase in demand for our products, we resumed a portion of this footprint optimization plan in 2022, closing an additional metal container manufacturing facility to better align our manufacturing locations with our customer locations and to drive further cost reductions.
Historically, we have been successful in renewing our multi-year supply arrangements with our customers. We estimate that in 2023 approximately 90 percent of our projected metal containers sales and a majority of our projected dispensing and specialty closures and custom containers sales will be under multi-year arrangements.
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
USE OF CAPITAL
Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a long period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In February 2020, we issued an additional $200.0 million of the 4⅛% Notes, resulting in an aggregate outstanding amount of $600.0 million of the 4⅛% Notes, and €500.0 million of the 2¼% Notes. We used the net proceeds of these issuances and revolving loan borrowings under our Credit Agreement to prepay all of our outstanding U.S. dollar term loans under our Credit Agreement at that time. In June 2020, we funded the purchase price for the Albéa Dispensing Business with $900.0 million of incremental term loans under our Credit Agreement. In February 2021, we amended our Credit Agreement to provide us with additional flexibility to, among other things, issue new senior secured notes, and we issued $500.0 million aggregate principal amount of our 1.4% Notes and used the proceeds therefrom to prepay $500.0 million of outstanding term loans under our Credit Agreement. In September and October 2021, we funded the purchase price for Silgan Specialty Packaging, Silgan Unicep and Easytech with revolving loan borrowings under our Credit Agreement. In November 2021, we further amended our Credit Agreement to extend maturity dates by more than three years, increase our revolving loan facility from $1.2 billion to $1.5 billion, borrow $1.0 billion in new term loans to refinance outstanding term and revolving loans under our Credit Agreement that were used to fund the three acquisitions completed in 2021 and the acquisition of the Albéa Dispensing Business in 2020, and provide us with additional flexibility with regard to our strategic initiatives. In March 2022, we redeemed all $300.0 million aggregate principal amount of our outstanding 4¾% Notes with revolving loan borrowings under our Credit Agreement and cash on hand. You should also read Notes 3 and 9 to our Consolidated Financial Statements for the year ended December 31, 2022 included elsewhere in this Annual Report.
To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under our Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2022, we had $922.5 million of indebtedness, or approximately 27 percent of our total outstanding indebtedness, which bore interest at floating rates. Over the course of the year, we also borrow revolving loans under our revolving loan facilities which bear interest at floating rates to fund our seasonal working capital needs. Accordingly, during 2022 our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was approximately 35 percent of our total outstanding indebtedness. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2022 included elsewhere in this Annual Report for information regarding our interest rate swap agreements.
In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2022, 2021 and 2020, our aggregate interest and other debt expense before loss on early extinguishment of debt as a percentage of our income before interest and income taxes was 21.0 percent, 18.8 percent and 20.3 percent, respectively.

RESULTS OF OPERATIONS
The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2022 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2022	2021	2020
Operating Data:
Net sales:
Dispensing and Specialty Closures	36.1%	38.0%	34.8%
Metal Containers	52.6	49.5	52.0
Custom Containers	11.3	12.5	13.2
Consolidated	100.0	100.0	100.0
Cost of goods sold	83.7	83.8	82.4
Gross profit	16.3	16.2	17.6
Selling, general and administrative expenses	6.5	6.7	7.7
Rationalization charges	1.1	0.3	0.3
Other pension and postretirement income	(0.7)	(0.9)	(0.8)
Income before interest and income taxes	9.4	10.1	10.4
Interest and other debt expense	2.0	1.9	2.1
Income before income taxes	7.4	8.2	8.3
Provision for income taxes	2.1	1.9	2.0
Net income	5.3%	6.3%	6.3%

Summary results for our reportable segments for the years ended December 31, 2022, 2021 and 2020 are provided below.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Net sales:
Dispensing and Specialty Closures	$2,316.7	$2,160.5	$1,712.4
Metal Containers	3,371.8	$2,808.0	$2,558.0
Custom Containers	723.0	$708.6	$651.5
Consolidated	$6,411.5	$5,677.1	$4,921.9
Segment income:
Dispensing and Specialty Closures(1)	$323.0	$262.1	$224.4
Metal Containers(2)	234.2	$253.7	$246.6
Custom Containers(3)	92.5	$92.4	$87.8
Corporate(4)	(47.7)	$(32.1)	$(46.4)
Consolidated	$602.0	$576.1	$512.4
______________________
(1)Includes rationalization charges of $1.0 million, $5.8 million and $5.7 million in 2022, 2021 and 2020, respectively. Also includes a charge for the write-up of inventory for purchase accounting of $1.6 million as a result of the acquisition of Silgan Specialty Packaging in 2021 and $3.5 million as a result of the acquisition of the Albéa Dispensing Business in 2020.
(2)Includes rationalization charges of $73.1 million, $8.9 million and $9.9 million in 2022, 2021 and 2020, respectively. Also includes a charge for the write-up of inventory for purchase accounting of $1.0 million as a result of the acquisition of Easytech in 2021.
(3)Includes rationalization charges of $0.3 million and $0.4 million in 2021 and 2020, respectively.
(4)Includes a charge of $25.2 million for the settlement with the European Commission in 2022 and costs attributed to announced acquisitions of $5.0 million and $19.3 million in 2021 and 2020, respectively.

YEAR ENDED DECEMBER 31, 2022 COMPARED WITH YEAR ENDED DECEMBER 31, 2021
Overview. Consolidated net sales were $6.41 billion in 2022, representing a 12.9 percent increase as compared to 2021 primarily as a result of higher average selling prices due to the pass through of higher raw material and other inflationary costs, higher volumes in the dispensing and specialty closures segment and a more favorable mix of products sold in the custom containers segment, partially offset by lower volumes in the metal containers and custom containers segments and the impact of unfavorable foreign currency translation. Income before interest and income taxes for 2022 increased by $25.9 million, or 4.5 percent, as compared to 2021 primarily due to higher average selling prices principally as a result of the pass through of higher raw material and other inflationary costs, strong operating performance in all segments including the benefits of inventory management programs in the dispensing and specialty closures and metal containers segments, the favorable year-over-year comparative impact from the delayed pass through of resin costs in the dispensing and specialty closures and custom containers segments and cost recovery for certain customer project expenditures in the dispensing and specialty closures segment. These increases were partially offset by inflation in manufacturing and selling, general and administrative costs, higher rationalization charges primarily due to the write-off of net assets to service the Russian market in the metal containers segment, higher corporate expenses as a result of a charge of $25.2 million related to the European Commission settlement, lower volumes in the metal containers and custom containers segments, a less favorable mix of products sold in the metal containers segment, the impact of unfavorable foreign currency translation and the inclusion in the prior year of charges from the write-up of inventory for purchase accounting. Rationalization charges were $74.1 million and $15.0 million for the years ended 2022 and 2021, respectively. Results for 2022 and 2021 included a loss on early extinguishment of debt of $1.5 million and $1.4 million, respectively. Results for 2021 also included costs attributed to announced acquisitions of $5.0 million. Net income in 2022 was $340.8 million as compared to $359.1 million in 2021.
Net Sales. The $734.4 million increase in consolidated net sales in 2022 as compared to 2021 was due to higher net sales across all segments.
Net sales for the dispensing and specialty closures segment in 2022 increased $156.2 million, or 7.2 percent, as compared to 2021. This increase was primarily the result of higher average selling prices due to the pass through of higher raw material and other inflationary costs and higher unit volumes of approximately one percent, partially offset by the impact of unfavorable foreign currency translation of approximately $106 million. The increase in unit volumes was primarily the result of higher unit volumes for beauty and fragrance and dispensing products, including from the acquisitions completed in 2021. This increase was partially offset by volume decreases in closures for certain food and beverage markets as compared to record volumes in 2021, primarily due to customer pre-buy activity in the fourth quarter of 2021 in advance of significant metal inflation in 2022, and a decrease in volumes for lawn and garden, hygiene and home cleaning products which were impacted by further inventory corrections throughout the supply chain in 2022. Volumes for our dispensing and specialty closures in 2022 remained above COVID-19 pre-pandemic levels.
Net sales for the metal containers segment increased $563.8 million, or 20.1 percent, in 2022 as compared to 2021. This increase was primarily a result of higher average selling prices due to the pass through of higher raw material and other manufacturing costs, partially offset by lower unit volumes of approximately eleven percent and the impact of unfavorable foreign currency translation of approximately $52 million. The decrease in unit volumes was principally the result of the impact of customer pre-buy activity in the fourth quarter of 2021 in advance of significant price increases due to unprecedented metal inflation in 2022, lower fruit and vegetable volumes as compared to higher volumes in the prior year from customer restocking and the continued unfavorable impact from certain customers' ongoing supply chain and labor challenges in 2022. Volumes for our metal food containers in 2022 remained significantly above COVID-19 pre-pandemic levels despite the volume decrease in 2022.
Net sales for the custom containers segment in 2022 increased $14.4 million, or 2.0 percent, as compared to 2021. This increase was principally due to higher average selling prices, including the pass through of higher resin and other inflationary costs and a more favorable mix of products sold, partially offset by lower volumes of approximately eight percent and the impact of unfavorable foreign currency translation of approximately $5 million. The decline in volumes was due primarily to higher volumes in the prior year as a result of increased demand related to the COVID-19 pandemic and subsequent inventory corrections throughout the supply chain in 2022, particularly for home, personal care and lawn and garden products.
Gross Profit. Gross profit margin increased 0.1 percentage points to 16.3 percent in 2022 as compared to 16.2 percent in 2021 for the reasons discussed below in “Income before Interest and Income Taxes.”

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.2 percentage point to 6.5 percent for 2022 as compared to 6.7 percent in 2021. Selling, general and administrative expenses increased $38.9 million in 2022 as compared to 2021. The increase in selling, general and administrative expenses was principally a result of a charge of $25.2 million for the settlement with the European Commission, the inclusion of a full year of expenses from the acquisitions completed late in the third quarter and in the fourth quarter of 2021, inflation in such expenses in the current year and an increase in travel related expenses.
Income before Interest and Income Taxes. Income before interest and income taxes for 2022 increased by $25.9 million as compared to 2021, while margin decreased to 9.4 percent from 10.1 percent over the same periods. The increase in income before interest and income taxes was primarily the result of higher income in the dispensing and specialty closures and custom containers segments, partially offset by lower income in the metal containers segment due to higher rationalization charges and higher corporate expenses as a result of a charge of $25.2 million related to the European Commission settlement. Income before interest and income taxes included rationalization charges of $74.1 million and $15.0 million in 2022 and 2021, respectively. Results for 2021 also included costs attributed to announced acquisitions of $5.0 million and a charge for the write-up of inventory for purchase accounting of $2.6 million.
Segment income of the dispensing and specialty closures segment for 2022 increased $60.9 million as compared to 2021, and segment income margin increased to 13.9 percent from 12.1 percent over the same periods. The increase in segment income was primarily due to higher average selling prices due to the pass through of higher raw material and other inflationary costs, strong operating performance including the benefit of an inventory management program, the favorable impact in 2022 from the delayed pass through of lower resin costs as compared to the unfavorable impact in 2021 from the delayed pass through of higher resin costs, cost recovery for certain customer project expenditures, lower rationalization charges and a $1.6 million charge for the write-up of inventory for purchase accounting in the prior year, partially offset by inflation in manufacturing and selling, general and administrative costs and the impact of unfavorable foreign currency translation.
Segment income of the metal containers segment for 2022 decreased $19.5 million as compared to 2021, and segment income margin decreased to 6.9 percent from 9.0 percent over the same periods. The decrease in segment income was primarily attributable to higher rationalization charges of $64.2 million. Segment income benefited from strong operating performance, which included an inventory management program, and higher average selling prices due to the pass through of higher raw material and other inflationary costs. These benefits were partially offset by inflation in manufacturing and selling, general and administrative costs, lower unit volumes, a less favorable mix of products sold and the impact of unfavorable foreign currency translation. Rationalization charges were $73.1 million and $8.9 million in 2022 and 2021, respectively. Rationalization charges in 2022 included $73.8 million primarily related to the write-off of net assets of operations in Russia, partially offset by a rationalization credit of $8.5 million related to finalizing the liability for the withdrawal from the Central States Pension Plan in 2019.
Segment income of the custom containers segment for 2022 increased $0.1 million as compared to 2021, while segment income margin decreased to 12.8 percent from 13.0 percent over the same periods. The increase in segment income was primarily attributable to higher average selling prices, the favorable impact in 2022 from the delayed pass through of lower resin costs as compared to the unfavorable impact in 2021 from the delayed pass through of higher resin costs and strong operating performance. These increases were partially offset by lower volumes and inflation in manufacturing and selling, general and administrative costs.
Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2022 was $126.3 million, an increase of $17.9 million as compared to $108.4 million for 2021 due primarily to higher weighted average outstanding borrowings as a result of the acquisitions completed in the latter half of 2021, partially offset by the impact from lower foreign currency exchange rates on outstanding Euro denominated debt. Loss on early extinguishment of debt was $1.5 million and $1.4 million in 2022 and 2021, respectively.
Provision for Income Taxes. The effective tax rates for 2022 and 2021 were 28.1 percent and 23.0 percent, respectively. The effective tax rate in 2022 was unfavorably impacted by the write-off of net assets related to operations in Russia and the European Commission settlement, each of which was non-deductible.

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
Net sales for the dispensing and specialty closures segment in 2021 increased $448.1 million, or 26.2 percent, as compared to 2020. This increase was primarily the result of higher unit volumes of approximately nine percent, the pass through of higher raw material and other manufacturing costs and the impact of favorable foreign currency translation of approximately $23.0 million. The increase in unit volumes was principally the result of the inclusion of volumes from the dispensing operations of the Albéa Dispensing Business which was acquired in June 2020 and from Silgan Specialty Packaging and Silgan Unicep which were acquired in September 2021 as well as strong volumes for beauty, fragrance, beverage and food products. These volume gains were partially offset by a decrease in volumes for hygiene and home cleaning products largely due to the ongoing inventory management throughout the supply chain for those products which had surged in 2020 during the COVID-19 pandemic.
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
Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2021 was $108.4 million, an increase of $4.6 million as compared to $103.8 million for 2020 due primarily to higher weighted average outstanding borrowings as a result of the acquisition of the Albéa Dispensing Business in June 2020 and the acquisitions completed in the latter half of 2021, partially offset by lower weighted average interest rates during 2021. Loss on early extinguishment of debt was $1.4 million and $1.5 million in 2021 and 2020, respectively.
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
On March 28, 2022, we redeemed all $300.0 million aggregate principal amount of the outstanding 4¾% Notes, at a redemption price of 100 percent of their principal amount plus accrued and unpaid interest to the redemption date. We funded this redemption with revolving loan borrowings under our Credit Agreement and cash on hand. As a result of this redemption, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.5 million during the first quarter of 2022 for the write-off of unamortized debt issuance costs.
In November 2021, we amended our Credit Agreement to extend maturity dates by more than three years, increase our multi-currency revolving loan facility from $1.2 billion to $1.5 billion, borrow $1.0 billion in new term loans to refinance outstanding term and revolving loans under our Credit Agreement that were used to fund the purchase prices for the three acquisitions completed in 2021 and the acquisition of the Albéa Dispensing Business in 2020, and provide us with additional flexibility with regard to our strategic initiatives. As a result of the repayment of term and revolving loans under our Credit Agreement in connection with this amendment to our Credit Agreement, we recorded a pre-tax charge for the loss on early extinguishment of debt of $0.5 million in 2021.
We used aggregate revolving loan borrowings under our Credit Agreement of $747.9 million to fund the purchase price for our acquisitions of Silgan Specialty Packaging, Silgan Unicep and Easytech in September and October 2021.
On February 1, 2021, we amended our Credit Agreement to provide us with additional flexibility to, among other things, issue new senior secured notes. On February 10, 2021, we issued $500.0 million aggregate principal amount of the 1.4% Notes at 99.945 percent of their principal amount. The proceeds from the sale of the 1.4% Notes were $499.7 million. We used the proceeds from the sale of the 1.4% Notes to prepay $500.0 million of outstanding incremental term loans under our Credit Agreement that were used to fund the purchase price for the Albéa Dispensing Business. We paid the initial purchasers' discount and offering expenses related to the sale of the 1.4% Notes with cash on hand. As a result of this prepayment, we recorded a pre-tax charge for the loss on early extinguishment of debt of $0.9 million in 2021 for the write-off of unamortized debt issuance costs.
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
You should also read Notes 3 and 9 to our Consolidated Financial Statements for the year ended December 31, 2022 included elsewhere in this Annual Report with regard to our debt.
In 2022, we used cash provided by operations of $748.4 million, cash and cash equivalents of $45.8 million and net borrowings of revolving loans and proceeds from other foreign long-term debt of an aggregate of $13.1 million to fund the redemption of the 4¾% Notes and the repayment of other foreign long-term debt for an aggregate of $301.3 million, decreases in outstanding checks of $164.4 million, net capital expenditures and other investing activities of $215.6 million, dividends paid on our common stock of $71.9 million, repurchases of our common stock of $45.1 million and the negative effect of exchange rate changes on cash and cash equivalents of $9.0 million.
In 2021, we used proceeds from new term loans under our Credit Agreement of $1.0 billion and from the issuance of the 1.4% Notes of $499.7 million, cash provided by operating activities of $556.8 million and increases in outstanding checks of $141.7 million to fund repayments of long-term debt of $900.0 million, the purchase price for the acquisitions of Silgan Specialty Packaging, Silgan Unicep and Easytech for an aggregate $745.7 million, net capital expenditures and other investing activities of $230.3 million, dividends paid on our common stock of $62.5 million, debt issuance costs of $11.1 million, net repayments of revolving loans of $10.6 million, repurchases of our common stock of $8.6 million under our stock-based compensation plan and to increase cash and cash equivalents (including the negative effect of exchange rate changes of $7.5 million) by $221.9 million.
In 2020, we used net proceeds of $1.64 billion from the issuance of the 2¼% Notes and the additional 4⅛% Notes and from the incremental term loans borrowed under our Credit Agreement, cash provided by operating activities of $602.5 million and increases in outstanding checks of $5.2 million to fund the purchase price for the acquisitions of the Albéa Dispensing Business and Cobra Plastics for an aggregate $940.9 million, repayments of long-term debt of $766.2 million, net capital expenditures and other investing activities of $222.3 million, dividends paid on our common stock of $53.6 million, repurchases of our common stock of $42.1 million, net repayments of revolving loans of $12.8 million and debt issuance costs of $10.3 million and to increase cash and cash equivalents (including the positive effect of exchange rate changes of $6.5 million) by $205.7 million.
At December 31, 2022, we had $3.44 billion of total consolidated indebtedness and cash and cash equivalents on hand of $585.6 million. In addition, at December 31, 2022, we had outstanding letters of credit of $20.4 million and no outstanding revolving loan borrowings under our Credit Agreement.

Under our Credit Agreement, we have available to us $1.5 billion of revolving loans under a multi-currency revolving loan facility. Revolving loans under our Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and refinancings and repayments of other debt. Revolving loans may be borrowed, repaid and reborrowed under the revolving loan facilities from time to time until November 9, 2026. At December 31, 2022, after taking into account outstanding letters of credit of $20.4 million, borrowings available under the revolving loan facilities of our Credit Agreement were $1.48 billion. Under our Credit Agreement, we also have available to us an uncommitted multi-currency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided in our Credit Agreement), which may take the form of one or more incremental term loan facilities, increased commitments under the revolving loan facilities and/or incremental indebtedness in the form of senior secured loans and/or notes, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness. You should also read Notes 3 and 9 to our Consolidated Financial Statements for the year ended December 31, 2022 included elsewhere in this Annual Report.
Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales. As is common in the packaging industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. Our peak seasonal working capital requirements have historically averaged approximately $350.0 million and were generally funded with revolving loans under our senior secured credit facility, other foreign bank loans and cash on hand. For 2023, we expect to fund our seasonal working capital requirements with cash on hand, revolving loans under our Credit Agreement and foreign bank loans. We may use the available portion of revolving loans under our Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and refinancing and repayments of other debt.
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
For our customer-based SCF arrangements, we negotiate the terms of such SCF arrangements with the applicable financial institutions providing such SCF arrangements independent of our agreements with our customers. Under such SCF arrangements, we elect to sell our receivables for the applicable customer to the applicable financial institution on a non-recourse basis at a discount or credit spread based upon the creditworthiness of such customer. Such customer is then obligated to pay the applicable financial institution with respect to such receivables on their due date. Upon any such sale, we no longer have any credit risk with respect to such receivables, and we will have accelerated our receipt of cash in respect of such receivables thereby reducing our net working capital. Payments in respect of receivables sold under such SCF arrangements are reflected in net cash provided by operating activities in our Consolidated Statements of Cash Flows. Separate from such SCF arrangements, we generally maintain the contractual right with customers in respect of which we have entered into SCF arrangements to require shorter payment terms or require our customers to negotiate shorter payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Approximately 21 percent and 20 percent of our annual net sales for the years ended December 31, 2022 and 2021, respectively, were subject to customer-based SCF arrangements. Based on our estimate, we improved our days sales outstanding by approximately sixteen days for 2022 as a result of such customer-based SCF arrangements.

For our suppliers, we believe that we negotiate the best terms possible, including payment terms. In connection therewith, we initiated a SCF program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. A participating supplier negotiates its receivables sale arrangements directly with the financial institution under this SCF program. While we are not party to, and do not participate in the negotiation of, such arrangements, such financial institution allows a participating supplier to utilize our creditworthiness in establishing a credit spread in respect of the sale of its receivables from us as well as other applicable terms. This may provide a supplier with more favorable terms than it would be able to secure on its own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in this SCF program and reaches an agreement with the financial institution, the supplier independently elects which individual invoices to us that they sell to the financial institution. All of our payments to a participating supplier are paid to the financial institution on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to the financial institution. The financial institution then pays the supplier on the invoice due date under our agreement with such supplier for any invoices not previously sold by the supplier to the financial institution. Amounts due to a supplier that elects to participate in this SCF program are included in accounts payable in our Consolidated Balance Sheet, and the associated payments are reflected in net cash provided by operating activities in our Consolidated Statements of Cash Flows. Separate from this SCF program, we and suppliers who participate in this SCF program generally maintain the contractual right to require the other party to negotiate in good faith the existing payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Approximately 12 percent of our Cost of Goods Sold in our Consolidated Statements of Income for the years ended December 31, 2022 and 2021 were subject to this SCF program. At December 31, 2022, outstanding trade accounts payables subject to this SCF program were approximately $346.8 million.
Certain economic developments such as changes in interest rates, general market liquidity or the creditworthiness of customers relative to us could impact our participation in customer-based SCF arrangements. Future changes in our suppliers’ financing policies or certain economic developments, such as changes in interest rates, general market conditions or liquidity or our creditworthiness relative to a supplier could impact a supplier’s participation in our supplier SCF program and/or our ability to negotiate favorable payment terms with suppliers. However, any such impacts are difficult to predict. If such supply chain financing arrangements ended or suppliers otherwise change their payment terms, our net working capital would likely increase, although because of numerous variables we cannot predict the amount of any such increase, and it would be necessary for us to fund such net working capital increase using cash on hand or revolving loans under our Credit Agreement or other indebtedness.
On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026. In 2022, we repurchased an aggregate of 786,235 shares of our common stock at an average price per share of $40.80, for a total purchase price approximately $32.1 million, leaving approximately $267.9 million remaining for the repurchase of our common stock pursuant to this authorization.
In 2021, we did not repurchase any shares of our common stock. Pursuant to a prior authorization, we repurchased an aggregate of 1,088,263 shares of our common stock in 2020 at an average price per share of $32.96, for a total purchase price of $35.9 million.
In addition to our operating cash needs and excluding any impact from acquisitions, we believe our cash requirements over the next few years will consist primarily of:
•capital expenditures of approximately $250.0 million in 2023, and thereafter annual capital expenditures of approximately $250 million to $280 million which may increase as a result of specific growth or specific cost savings projects;
•principal payments of bank term loans and revolving loans under our Credit Agreement and other outstanding debt agreements and obligations (excluding finance leases) of $77.3 million in 2023, $104.9 million in 2024, $797.6 million in 2025, $603.1 million in 2026, and $1.79 billion thereafter;
•cash payments for quarterly dividends on our common stock as approved by our Board of Directors;
•annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2022 were not significant);
•our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and term loans under our Credit Agreement, which bear fluctuating rates of interest, the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes;
•payments of approximately $150 million for federal, state and foreign tax liabilities in 2023, which may increase annually thereafter; and
•payments for postretirement benefit and foreign pension benefit plan obligations, which are not expected to be significant.
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
Our Credit Agreement contains restrictive covenants that, among other things, limit our ability to incur debt, sell assets and engage in certain transactions. The indentures governing the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes contain certain covenants that generally restrict our ability to create liens, engage in sale and leaseback transactions, issue guarantees and consolidate, merge or sell assets. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2023 with all of these covenants.
CONTRACTUAL OBLIGATIONS
Our contractual cash obligations at December 31, 2022 are provided below:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations	$3,377.0	$77.3	$902.5	$1,255.7	$1,141.5
Interest on fixed rate debt	267.9	67.1	116.0	76.1	8.7
Interest on variable rate debt(1)	213.1	56.8	89.1	67.2	—
Operating lease obligations(2)	257.7	51.5	81.6	47.9	76.7
Finance lease obligations(2)	83.9	5.9	32.4	6.0	39.6
Purchase obligations(3)	24.2	24.2	—	—	—
Other pension and postretirement benefit obligations(4)(5)	96.5	5.1	14.3	15.7	61.4
Total	$4,320.3	$287.9	$1,235.9	$1,468.6	$1,327.9
 ______________________
(1)These amounts represent expected cash payments of interest on our variable rate long-term debt under our Credit Agreement, after taking into consideration our interest rate swap agreements, at prevailing interest rates and foreign currency exchange rates at December 31, 2022.
(2)Operating and finance lease obligations include imputed interest.
(3)Purchase obligations represent commitments for capital expenditures of $24.2 million. Obligations that are cancellable without penalty are excluded.
(4)Other pension obligations consist of annual cash expenditures for the withdrawal liability related to the Central States Pension Plan through 2040 and the UFCW Local One Pension Fund through 2042 and for foreign pension plan and other postretirement benefit obligations which have been actuarially determined through the year 2031.
(5)Based on current legislation and the current funded status of our domestic pension benefit plans, there are no minimum required contributions to our pension benefit plans in 2023.
At December 31, 2022, we also had outstanding letters of credit of $20.4 million that were issued under our Credit Agreement.
You should also read Notes 4, 9, 10, 11 and 12 to our Consolidated Financial Statements for the year ended December 31, 2022 included elsewhere in this Annual Report.
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

Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2022, we had $3.44 billion of indebtedness outstanding, of which $1.02 billion bore interest at floating rates. Historically, we have entered into interest rate swap agreements to mitigate the effect of interest rate fluctuations. As of December 31, 2022, we have two U.S. dollar interest rate swap agreements outstanding, each for $50.0 million notional principal amount, which mature in 2023. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

GUARANTEED SECURITIES

Each of the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes were issued by us and are guaranteed by our U.S. subsidiaries that also guarantee our obligations under our Credit Agreement, collectively the Obligor Group.

The following summarized financial information relates to the Obligor Group as of and for the year ended December 31, 2022. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in our subsidiaries that are not part of the Obligor Group of $1.4 billion as of December 31, 2022 are not included in noncurrent assets in the table below.

2022
(Dollars in millions)

Current assets	$1,247.4
Noncurrent assets	4,028.4
Current liabilities	1,077.7
Noncurrent liabilities	3,911.4

At December 31, 2022, the Obligor Group held current receivables due from other subsidiary companies of $72.4 million; long-term notes receivable due from other subsidiary companies of $730.0 million; and current payables due to other subsidiary companies of $7.9 million.

Year ended
December 31, 2022
(Dollars in millions)

Net sales	$4,806.0
Gross profit	680.4
Net income	288.6

For the year ended December 31, 2022, net income in the table above excludes income from equity method investments of other subsidiary companies of $52.2 million. For the year ended December 31, 2022, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $40.3 million; net credits from such other subsidiary companies of $48.7 million; and net interest income from such other subsidiary companies of $23.1 million. For the year ended December 31, 2022, the Obligor Group received dividends from other subsidiary companies of $9.7 million.
RATIONALIZATION CHARGES
In the fourth quarter of 2022, we recognized a rationalization charge of $73.8 million in the metal containers segment related to the write-off of net assets to service the Russian market. We are in the process of shutting down our two metal container manufacturing facilities in Russia.
In 2019, we withdrew from the Central States Pension Plan, and estimated total rationalization expenses and cash expenditures from such withdrawal of $62.0 million at that time. In addition, we estimated our annual expense and cash expenditures related to such withdrawal to be approximately $1.1 million and $3.1 million, respectively, which we expected to continue through 2040. Through September 30, 2022, we recognized

$46.0 million of rationalization charges for the present value of the withdrawal liability and annual accretion of interest and expended $8.3 million of cash in respect of such withdrawal.    In the fourth quarter of 2022, we finalized the calculation of the withdrawal liability with the Central States Pension Plan and revised the total expected costs of the withdrawal liability as of the withdrawal date to be $51.1 million, with total expected future cash expenditures of $41.9 million. Accordingly, the fourth quarter of 2022 includes a rationalization credit of $8.5 million in the metal containers segment for the adjustment to the withdrawal liability for the Central States Pension Plan as finalized. Remaining expenses related to the accretion of interest for the withdrawal liability for the Central States Pension Plan are expected to be approximately $0.9 million per year to be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $0.8 million in 2023 and $2.6 million per year thereafter through 2040.
We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $9.0 million, $9.9 million and $13.0 million in 2022, 2021 and 2020, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan discussed above, remaining cash expenditures for our rationalization plans are expected to be $6.8 million. You should also read Note 4 to our Consolidated Financial Statements for the year ended December 31, 2022 included elsewhere in this Annual Report.
CRITICAL ACCOUNTING ESTIMATES
U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for pension expense and obligations and rationalization charges and testing goodwill and other intangible assets with indefinite lives for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2022 and the accompanying notes included elsewhere in this Annual Report.
Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension benefit plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense, while an increase in the discount rate decreases the present value of benefit obligations and decreases pension expense. A 25 basis point change in the discount rate would have a countervailing impact on our annual pension expense by approximately $1.3 million. For 2022, we increased our domestic discount rate to 5.6 percent from 2.9 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our U.S. pension benefit plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 25 basis point change in the expected long-term rate of return on plan assets would have a countervailing impact on our annual pension expense by approximately $1.9 million. Our expected long-term rate of return on plan assets will decrease from 6.9 percent to 5.5 percent in 2023 due to changes we are making in early 2023 in the investment allocations for our U.S. pension plans, which are overfunded with plan assets of approximately 129 percent of projected benefit obligations at December 31, 2022, to a liability driven investment strategy that more closely matches plan assets with plan liabilities primarily using long duration bonds.
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

Goodwill and other intangible assets with indefinite lives are reviewed for impairment each year and more frequently if circumstances indicate a possible impairment. Our tests for goodwill impairment require us to make certain assumptions to determine the fair value of our reporting units. In 2022, we calculated the fair value of our reporting units using the market approach, which required us to estimate future expected earnings before interest, income taxes, depreciation and amortization, or EBITDA, and estimate EBITDA market multiples using publicly available information for each of our reporting units. Developing these assumptions requires the use of significant judgment and estimates. Actual results may differ from these forecasts. If an impairment were to be identified, it could result in additional expense recorded in our consolidated statements of income.
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
The discussion in our “Risk Factors” and our “Management’s Discussion and Analysis of Results of Operations and Financial Condition” sections highlight some of the more important risks identified by our management, but should not be assumed to be the only factors that could affect future performance. Other factors that could cause the actual results of our operations or our financial condition to differ from those expressed or implied in these forward-looking statements include, but are not necessarily limited to, our ability to satisfy our obligations under our contracts; the impact of customer claims and disputes; compliance by our suppliers with the terms of our arrangements with them; changes in consumer preferences for different packaging products; changes in general economic conditions; the idling or loss of one or more of our significant manufacturing facilities; our ability to finance any increase in our net working capital in the event that our supply chain financing arrangements end; the adoption of, or changes in, new accounting standards or interpretations; changes in tax rates in any jurisdiction where we conduct business; changes to trade policies, including new tariffs or changes to trade agreements or treaties; and other factors described elsewhere in this Annual Report or in our other filings with the SEC.
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

INTEREST RATE RISK
Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2022, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 35 percent of our average outstanding total debt. At December 31, 2022, our outstanding variable rate debt, after taking into account interest rate swap agreements, was approximately 27 percent of our outstanding total debt. Over the course of the year, we also borrow revolving loans under our revolving loan facilities which bear interest at variable rates to fund our seasonal working capital needs. From time to time, we manage a portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. As of December 31, 2022, we have two U.S. dollar interest rate swap agreements outstanding, each for $50.0 million notional principal amount, which mature in March 2023. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We entered into these agreements with banks under our Credit Agreement, and our obligations under these agreements were guaranteed and secured on a pari passu basis with our obligations under our Credit Agreement. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. You should also read Notes 9 and 10 to our Consolidated Financial Statements for the year ended December 31, 2022 included elsewhere in this Annual Report.
Based on the average outstanding amount of our variable rate indebtedness in 2022, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2022 interest expense by an aggregate of approximately $13.3 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2022.
FOREIGN CURRENCY EXCHANGE RATE RISK
Currently, we conduct a portion of our manufacturing and sales activity outside the United States, primarily in Europe. In an effort to minimize foreign currency exchange risk, we have financed our acquisitions of our European operations primarily with borrowings denominated in Euros. We also have operations in Canada, Mexico, Asia and South America that are not considered significant to our consolidated financial statements. Where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. In addition, we are exposed to gains and losses from limited transactions of our operations denominated in a currency other than the functional currency of such operations. We are also exposed to possible losses in the event of a currency devaluation in any of the foreign countries where we have operations. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2022 included elsewhere in this Annual Report.
COMMODITY PRICING RISK
We purchase raw materials for our products such as metal and resins. These raw materials are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these raw materials due to our ability to pass on price changes to our customers.
We also purchase commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. The total fair value of our natural gas swap agreements in effect at December 31, 2022 and 2021 and during such years was not significant. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2022 included elsewhere in this Annual Report.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP (PCAOB ID: 42), our independent registered public accounting firm, and Ernst & Young LLP has issued an attestation report on our internal control over financial reporting which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF SILGAN HOLDINGS INC.
OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Silgan Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
February 23, 2023

ITEM 9B. OTHER INFORMATION.
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2023.
ITEM 11. EXECUTIVE COMPENSATION.
The information with respect to executive compensation required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2023.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
FINANCIAL STATEMENTS:

SCHEDULE:

II.	Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020	F-41
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

4.3
Second Supplemental Indenture to the Indenture, dated as of February 13, 2017, with respect to the 4¾% Senior Notes due 2025 and the 3¼% Senior Notes due 2025, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent in respect of the 3¼% Senior Notes due 2025, and Elavon Financial Services DAC, as registrar and transfer agent in respect of the 3¼% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 filed with our Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 000-22117).

4.4	Form of Silgan Holdings Inc. 3¼% Senior Note due 2025 (incorporated by reference to Exhibit 4.3 filed with our Current Report on Form 8-K, dated February 17, 2017, Commission File No. 000-22117).

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

4.8
Third Supplemental Indenture to the Indenture, dated as of November 12, 2019 with respect to the 4⅛% Senior Notes due 2028, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 filed with our Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 000-22117).

4.9	Form of Silgan Holdings Inc. 4⅛% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 filed with our Current Report on Form 8-K, dated November 12, 2019, Commission File No. 000-22117).

4.10
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

4.11
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

4.12
Second Supplemental Indenture to the Indenture, dated as of February 26, 2020, with respect to the 2¼% Senior Notes due 2028, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent in respect of the 2¼% Senior Notes due 2028, and Elavon Financial Services DAC, as registrar and transfer agent in respect of the 2¼% Senior Notes due 2028 (incorporated by reference to Exhibit 4.13 filed with our Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 000-22117).

4.13	Form of Silgan Holdings Inc. 2¼% Senior Note due 2028 (incorporated by reference to Exhibit 4.5 filed with our Current Report on Form 8-K, dated February 26, 2020, Commission File No. 000-22117).

4.14
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

4.15
First Supplemental Indenture to the Indenture, dated as of February 10, 2021, with respect to the 1.4% Senior Secured Notes due 2026, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc. and Computershare Trust Company, N.A., as agent for Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.16 filed with our Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 000-22117).

4.16
Form of Silgan Holdings Inc. 1.4% Senior Secured Note due 2026 (incorporated by reference to Exhibit 4.2 filed with our Current Report on Form 8-K, dated February 12, 2021, Commission File No. 000-22117).

4.17	Description of Securities (incorporated by reference to Exhibit 4.11 filed with our Annual Report on Form 10-K for the year ended December 31, 2019, Commission File No. 000-22117).

Exhibit Number	Description

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

10.2
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

10.3
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

10.4
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

*+10.12	Amendment No. 2 to Silgan Holdings Inc. Senior Executive Performance Plan

Exhibit Number	Description

+10.13
Amendment No. 3 to Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, Commission File No. 000-22117).

+10.14
Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A, dated April 21, 2015, Commission File No. 000-22117).

+10.15
Amendment to the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, Commission File No. 000-22117).

+10.16
Second Amendment to the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, Commission File No. 000-22117).

+10.17
Form of Option Agreement (Employee) under the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

+10.18
Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, Commission File No. 000-22117).

*+10.19	Form of Restricted Stock Unit Agreement (Director) under the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan.

+10.20
Silgan Containers Corporation Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.4 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.21
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

+10.24
Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, Commission File No. 000-22117).

10.25
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

10.26
Second Amended and Restated Stockholders Agreement dated as of November 28, 2022 among R. Philip Silver, D. Greg Horrigan and Silgan Holdings Inc. (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated November 28, 2022, Commission File No. 001-41459).

14
Code of Ethics applicable to Silgan Holdings’ principal executive officer(s), principal financial officer, principal accounting officer or controller or persons performing similar functions (incorporated by reference to Exhibit 14 filed with our Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-22117).

*21	Subsidiaries of the Registrant.

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities

Exhibit Number	Description

*23	Consent of Ernst & Young LLP.

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
___________________
*Filed herewith.
+ Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILGAN HOLDINGS INC.

Date: February 23, 2023	By:	/s/ Adam J. Greenlee
Adam J. Greenlee
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. Allott	Chairman of the Board	February 23, 2023
(Anthony J. Allott)

/s/ Leigh J. Abramson	Director	February 23, 2023
(Leigh J. Abramson)

/s/ William T. Donovan	Director	February 23, 2023
(William T. Donovan)

/s/ Kimberly A. Fields	Director	February 23, 2023
(Kimberly A. Fields)

/s/ D. Greg Horrigan	Director	February 23, 2023
(D. Greg Horrigan)

/s/ Joseph M. Jordan	Director	February 23, 2023
(Joseph M. Jordan)

/s/ Brad A. Lich	Director	February 23, 2023
(Brad A. Lich)

/s/ Niharika Ramdev	Director	February 23, 2023
(Niharika Ramdev)

/s/ Adam J. Greenlee	President and	February 23, 2023
(Adam J. Greenlee)	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Robert B. Lewis	Executive Vice President and	February 23, 2023
(Robert B. Lewis)	Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Silgan Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill

Description of the Matter
At December 31, 2022, the Company’s goodwill was $2.0 billion. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment each year and more frequently if circumstances indicate a possible impairment.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

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

We have served as the Company's auditor since 1987.
/s/ Ernst & Young LLP
Stamford, Connecticut
February 23, 2023

SILGAN HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021
(Dollars in thousands, except share and per share data)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$585,622	$631,439
Trade accounts receivable, less allowances of $9,072 and $6,700, respectively	657,968	711,332
Inventories	769,403	798,837
Prepaid expenses and other current assets	119,659	154,241
Total current assets	2,132,652	2,295,849

Property, plant and equipment, net	1,931,497	1,993,877
Goodwill	1,984,952	2,038,408
Other intangible assets, net	763,812	830,772
Other assets, net	532,844	611,940
	$7,345,757	$7,770,846

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$80,061	$20,251
Trade accounts payable	974,030	1,133,318
Accrued payroll and related costs	98,914	109,279
Accrued liabilities	284,855	245,674
Total current liabilities	1,437,860	1,508,522

Long-term debt	3,345,381	3,772,926
Deferred income taxes	388,677	435,252
Other liabilities	455,583	491,450

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value per share; 400,000,000 shares authorized, 175,112,496 shares issued and 110,079,007 and 110,410,229 shares outstanding, respectively)	1,751	1,751
Paid-in capital	339,839	325,448
Retained earnings	2,961,079	2,691,745
Accumulated other comprehensive loss	(345,310)	(259,828)
Treasury stock at cost (65,033,489 and 64,702,267 shares, respectively)	(1,239,103)	(1,196,420)
Total stockholders’ equity	1,718,256	1,562,696
	$7,345,757	$7,770,846

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2022, 2021 and 2020
(Dollars in thousands, except per share data)

	2022	2021	2020
Net sales	$6,411,499	$5,677,105	$4,921,943
Cost of goods sold	5,363,690	4,758,689	4,054,544
Gross profit	1,047,809	918,416	867,399
Selling, general and administrative expenses	417,015	378,105	377,676
Rationalization charges	74,081	15,010	16,031
Other pension and postretirement income	(45,249)	(50,812)	(38,694)
Income before interest and income taxes	601,962	576,113	512,386
Interest and other debt expense before loss on early extinguishment of debt	126,342	108,428	103,827
Loss on early extinguishment of debt	1,481	1,372	1,481
Interest and other debt expense	127,823	109,800	105,308
Income before income taxes	474,139	466,313	407,078
Provision for income taxes	133,291	107,232	98,356
Net income	$340,848	$359,081	$308,722

Basic net income per share	$3.09	$3.25	$2.79
Diluted net income per share	$3.07	$3.23	$2.77

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2022, 2021 and 2020
(Dollars in thousands)

	2022	2021	2020
Net income	$340,848	$359,081	$308,722
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and net actuarial losses, net of tax benefit (provision) of $8,908, $(18,850) and $11,007, respectively	(37,259)	49,130	(29,502)
Change in fair value of derivatives, net of tax (provision) benefit of $(483), $(725) and $461, respectively	1,555	2,329	(1,474)
Foreign currency translation, net of tax (provision) benefit of $(7,590), $(9,695) and $15,692, respectively	(49,778)	(50,334)	29,765
Other comprehensive (loss) income	(85,482)	1,125	(1,211)
Comprehensive income	$255,366	$360,206	$307,511

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2022, 2021 and 2020
(Dollars and shares in thousands, except per share data)

	2022	2021	2020
Common stock - shares outstanding
Balance at beginning of period	110,410	110,057	110,780
Net issuance of treasury stock for vested restricted stock units	455	353	365
Repurchases of common stock	(786)	—	(1,088)
Balance at end of period	110,079	110,410	110,057

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751
Paid-in capital
Balance at beginning of period	325,448	306,363	289,422
Stock compensation expense	16,832	20,921	18,780
Net issuance of treasury stock for vested restricted stock units	(2,441)	(1,836)	(1,839)
Balance at end of period	339,839	325,448	306,363
Retained earnings
Balance at beginning of period	2,691,745	2,395,395	2,141,302
Net income	340,848	359,081	308,722
Dividends declared on common stock	(71,514)	(62,731)	(53,964)
Adoption of accounting standards update related to credit losses in 2020	—	—	(665)
Balance at end of period	2,961,079	2,691,745	2,395,395
Accumulated other comprehensive loss
Balance at beginning of period	(259,828)	(260,953)	(259,742)
Other comprehensive (loss) income	(85,482)	1,125	(1,211)
Balance at end of period	(345,310)	(259,828)	(260,953)
Treasury stock
Balance at beginning of period	(1,196,420)	(1,189,683)	(1,149,411)
Net issuance of treasury stock for vested restricted stock units	(10,593)	(6,737)	(4,382)
Repurchases of common stock	(32,090)	—	(35,890)
Balance at end of period	(1,239,103)	(1,196,420)	(1,189,683)
Total stockholders' equity	$1,718,256	$1,562,696	$1,252,873

Dividends declared on common stock per share	$0.64	$0.56	$0.48

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2022, 2021 and 2020
(Dollars in thousands)

	2022	2021	2020
Cash flows provided by (used in) operating activities:
Net income	$340,848	$359,081	$308,722
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	262,788	250,360	219,098
Amortization of debt discount and debt issuance costs	5,457	5,568	4,543
Rationalization charges	74,081	15,010	16,031
Stock compensation expense	16,832	20,921	18,780
Loss on early extinguishment of debt	1,481	1,372	1,481
Deferred income tax (benefit) provision	(32,181)	59,577	24,119
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	30,367	(81,473)	(49,415)
Inventories	5,797	(109,548)	11,363
Trade accounts payable	20,245	171,972	21,303
Accrued liabilities	42,846	(30,293)	38,361
Other, net	(20,149)	(105,706)	(11,879)
Net cash provided by operating activities	748,412	556,841	602,507
Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	(2,504)	(745,670)	(940,875)
Capital expenditures	(215,761)	(232,264)	(224,177)
Other, net	2,660	1,975	1,868
Net cash (used in) investing activities	(215,605)	(975,959)	(1,163,184)
Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	828,561	1,185,437	1,041,709
Repayments under revolving loans	(821,409)	(1,196,064)	(1,054,520)
Changes in outstanding checks – principally vendors	(164,430)	141,647	5,199
Proceeds from issuance of long-term debt	6,042	1,499,725	1,639,661
Repayments of long-term debt	(301,285)	(900,000)	(766,170)
Debt issuance costs	—	(11,073)	(10,265)
Dividends paid on common stock	(71,948)	(62,495)	(53,643)
Repurchase of common stock	(45,124)	(8,573)	(42,111)
Net cash (used in) provided by financing activities	(569,593)	648,604	759,860

Effect of exchange rate changes on cash and cash equivalents	(9,031)	(7,528)	6,474

Cash and cash equivalents:
Net (decrease) increase	(45,817)	221,958	205,657
Balance at beginning of year	631,439	409,481	203,824
Balance at end of year	$585,622	$631,439	$409,481

Interest paid, net	$123,726	$101,665	$89,535
Income taxes paid, net of refunds	93,864	94,426	120,959

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

Recently Adopted Accounting Pronouncements. In June 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that amends the guidance on the accounting for credit losses on financial instruments. This new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables. We adopted this new standard on January 1, 2020, using the transition method which allowed us to recognize the effects of applying this standard as a cumulative effect to retained earnings as of January 1, 2020. As a result of the adoption of this standard, we reduced retained earnings by $0.7 million as of January 1, 2020. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

NOTE 2. REVENUE

    The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

    Revenues by segment were as follows:

	2022	2021	2020
	(Dollars in thousands)
Dispensing and Specialty Closures	$2,316,690	$2,160,484	$1,712,433
Metal Containers	3,371,776	2,808,065	2,557,980
Custom Containers	723,033	708,556	651,530
	$6,411,499	$5,677,105	$4,921,943

Revenues by geography were as follows:

	2022	2021	2020
	(Dollars in thousands)
North America	$4,958,103	$4,341,364	$3,767,523
Europe and other	1,453,396	1,335,741	1,154,420
	$6,411,499	$5,677,105	$4,921,943

    Our contracts generally include standard commercial payment terms generally acceptable in each region. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry. We have no significant obligations for refunds, warranties or similar obligations.

    Trade accounts receivable, net are shown separately on our Consolidated Balance Sheets. Contract assets are the result of the timing of revenue recognition, billings and cash collections. Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $110.2 million and $78.2 million as of December 31, 2022 and 2021, respectively. Unbilled receivables are included in trade accounts receivable, net on our Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

NOTE 3. ACQUISITIONS

GATEWAY PLASTICS LLC ACQUISITION

On September 20, 2021, we acquired Gateway Plastics LLC, or Silgan Specialty Packaging, a manufacturer of dispensing closures and integrated dispensing packaging solutions, such as a combined container and closure or 100% recyclable dispensing beverage pods, for consumer goods products primarily for the food and beverage markets. The purchase price for this acquisition of $484.9 million, net of cash acquired, was funded with revolving loan borrowings under our amended and restated senior secured credit facility, as amended, or the Credit Agreement. For this acquisition, we applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date, and we recognized goodwill of $209.4 million, a customer relationship intangible asset of $169.0 million and a technology know-how intangible asset of $3.4 million. During 2022, we finalized our purchase price allocation for this acquisition, and there were no material changes to the previously recorded fair values of assets acquired and liabilities assumed. Silgan Specialty Packaging's results of operations were included in our dispensing and specialty closures segment since the acquisition date and were not significant since such date.

UNICEP PACKAGING LLC ACQUISITION

On September 30, 2021, we acquired Unicep Packaging LLC, or Silgan Unicep, a Specialty Contract Manufacturer and Developer, or SCMD, solutions provider that develops, formulates, manufactures and sells precision dosing dispensing solutions, such as diagnostic test components, oral care applications and skin care products, primarily for the health care, diagnostics, animal health, oral care and personal care markets. The purchase price for this acquisition of $237.1 million, net of cash acquired, was funded with revolving loan borrowings under the Credit Agreement. For this acquisition, we applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date, and we recognized goodwill of $142.6 million, a customer relationship intangible asset of $74.0 million, a technology know-how intangible asset of $4.0 million and a trade name intangible asset of $3.6 million. During 2022, we finalized our purchase price allocation for this acquisition, and there were no material changes to the previously recorded fair values of assets acquired and liabilities assumed. Silgan Unicep's results of operations were included in our dispensing and specialty closures segment since the acquisition date and were not significant since such date.

EASYTECH CLOSURES S.p.A. ACQUISITION

On October 1, 2021, we acquired Easytech Closures S.p.A., or Easytech, a manufacturer of easy-open and sanitary metal ends used with metal containers primarily for food applications in Europe. The purchase price for this acquisition of $28.4 million, net of cash acquired, was funded with revolving loan borrowings under the Credit Agreement. For this acquisition, we applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at fair value as of the acquisition date, and we recognized goodwill of $12.9 million and a customer relationship intangible asset of $3.1 million. During 2022, we finalized our purchase price allocation for this acquisition, and there were no material changes to the previously recorded fair values of assets acquired and liabilities assumed. Easytech's results of operations were included in our metal containers segment since the acquisition date and were not significant since such date.

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
December 31, 2022, 2021 and 2020

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

NOTE 4. RATIONALIZATION CHARGES
We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment for each of the years ended December 31 were as follows:

	2022	2021	2020
	(Dollars in thousands)
Dispensing and Specialty Closures	$944	$5,806	$5,759
Metal Containers	73,137	8,873	9,905
Custom Containers	—	331	367
	$74,081	$15,010	$16,031

In the fourth quarter of 2022, we recognized a rationalization charge of $73.8 million in the metal containers segment related to the write-off of net assets to service the Russian market. We are in the process of shutting down our two metal container manufacturing facilities in Russia.

In 2019, we withdrew from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, and estimated total rationalization expenses and cash expenditures from such withdrawal of $62.0 million at that time. In addition, we estimated our annual expense and cash expenditures related to such withdrawal to be approximately $1.1 million and $3.1 million, respectively, which we expected to continue through 2040. Through September 30, 2022, we recognized $46.0 million of rationalization charges for the present value of the withdrawal liability and annual accretion of interest and expended $8.3 million of cash in respect of such withdrawal.

In the fourth quarter of 2022, we finalized the calculation of the withdrawal liability with the Central States Pension Plan and revised the total expected costs of the withdrawal liability as of the withdrawal date to be $51.1 million, with expected total future cash expenditures of $41.9 million. Accordingly, the fourth quarter of 2022 includes a rationalization credit of $8.5 million in the metal containers segment for the adjustment to the withdrawal liability for the Central States Pension Plan as finalized. Remaining expenses related to the accretion of interest for the withdrawal liability for the Central States Pension Plan are expected to be approximately $0.9 million per year to be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $0.8 million in 2023 and $2.6 million per year thereafter through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

Activity in reserves for our rationalization plans was as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance as of January 1, 2020	$42,815	$898	$—	$43,713
Charged to expense	8,525	2,296	5,210	16,031
Utilized and currency translation	(10,335)	(2,639)	(5,210)	(18,184)
Balance at December 31, 2020	41,005	555	—	41,560
Charged to expense	8,048	1,882	5,080	15,010
Utilized and currency translation	(7,963)	(2,280)	(5,080)	(15,323)
Balance at December 31, 2021	41,090	157	—	41,247
Charged to expense	(1,657)	1,205	74,533	74,081
Utilized and currency translation	(7,792)	(1,203)	(74,533)	(83,528)
Balance at December 31, 2022	$31,641	$159	$—	$31,800

    Non-cash asset write-downs were the result of comparing the carrying value of certain production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (see Note 10 for information regarding a Level 3 fair value measurement).

Rationalization reserves as of December 31, 2022 and 2021 were recorded in our Consolidated Balance Sheets as accrued liabilities of $3.9 million and $5.6 million, respectively, and as other liabilities of $27.9 million and $35.6 million, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan discussed above, remaining expenses and cash expenditures for our rationalization plans are expected to be $1.9 million and $6.8 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at January 1, 2020	$(139,102)	$(3,182)	$(117,458)	$(259,742)
Other comprehensive loss before reclassifications	(36,660)	(3,493)	29,765	(10,388)
Amounts reclassified from accumulated other comprehensive loss	7,158	2,019	—	9,177
Other comprehensive loss	(29,502)	(1,474)	29,765	(1,211)
Balance at December 31, 2020	(168,604)	(4,656)	(87,693)	(260,953)
Other comprehensive loss before reclassifications	41,422	715	(50,334)	(8,197)
Amounts reclassified from accumulated other comprehensive loss	7,708	1,614	—	9,322
Other comprehensive income	49,130	2,329	(50,334)	1,125
Balance at December 31, 2021	(119,474)	(2,327)	(138,027)	(259,828)
Other comprehensive loss before reclassifications	(39,174)	2,195	(49,778)	(86,757)
Amounts reclassified from accumulated other comprehensive loss	1,915	(640)	—	1,275
Other comprehensive loss	(37,259)	1,555	(49,778)	(85,482)
Balance at December 31, 2022	$(156,733)	$(772)	$(187,805)	$(345,310)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the years ended December 31, 2022, 2021 and 2020 were net (losses) of $(2.9) million, $(10.6) million and $(9.8) million, respectively, excluding income tax benefits of $1.0 million, $2.9 million and $2.6 million, respectively. These net losses included amortization of net actuarial (losses) of $(4.3) million, $(12.2) million and $(11.5) million for the years ended December 31, 2022, 2021 and 2020, respectively, and amortization of net prior service credit of $1.4 million, $1.6 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit credit. See Note 12 for further discussion.
The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the years ended December 31, 2022, 2021 and 2020 were not significant. See Note 10 which includes a discussion of derivative instruments and hedging activities.
The foreign currency translation component of accumulated other comprehensive loss includes: (i) foreign currency gains (losses) related to translation of year-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. Dollar; (ii) foreign currency (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature; and (iii) foreign currency (losses) gains related to our net investment hedges, net of tax. Foreign currency (losses) gains related to translation of year-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. Dollar for the years ended December 31, 2022, 2021 and 2020 were $(76.3) million, $(82.8) million and $83.1 million, respectively. Foreign currency gains (losses) related to intra-entity foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2022, 2021 and 2020 were $2.0 million, $1.3 million and $(2.8) million, respectively. Foreign currency gains (losses) related to our net investment hedges for the years ended December 31, 2022, 2021 and 2020 were $32.1 million, $40.9 million and $(66.2) million, respectively, excluding an income tax (provision) benefit of $(7.6) million, $(9.7) million and $15.7 million, respectively. See Note 10 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

NOTE 6. INVENTORIES
The components of inventories at December 31 were as follows:

	2022	2021
	(Dollars in thousands)
Raw materials	$409,349	$394,102
Work-in-process	218,691	157,406
Finished goods	469,212	394,378
Other	16,463	15,731
	1,113,715	961,617
Adjustment to value inventory at cost on the LIFO method	(344,312)	(162,780)
	$769,403	$798,837
Inventories include $275.5 million and $284.0 million recorded on the FIFO method at December 31, 2022 and 2021, respectively, and $201.4 million and $133.3 million recorded on the average cost method at December 31, 2022 and 2021, respectively. During 2022, we implemented an inventory management program which resulted in permanent reductions of inventories valued under the LIFO method. This resulted in liquidations of inventory layers carried at costs prevailing in prior years and thereby decreased cost of goods sold by $83.0 million for the year ended December 31, 2022.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net at December 31 was as follows:

	2022	2021
	(Dollars in thousands)
Land	$80,115	$84,287
Buildings and improvements	601,368	610,528
Machinery and equipment	3,616,008	3,577,712
Construction in progress	234,388	196,757
	4,531,879	4,469,284
Accumulated depreciation	(2,600,382)	(2,475,407)
	$1,931,497	$1,993,877

    Depreciation expense in 2022, 2021 and 2020 was $210.2 million, $205.8 million and $182.9 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill were as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Total
	(Dollars in thousands)
Balance at December 31, 2020	$1,396,191	$117,938	$227,367	$1,741,496
Acquisitions	350,737	12,852	—	363,589
Currency translation	(62,231)	(4,598)	152	(66,677)
Balance at December 31, 2021	1,684,697	126,192	227,519	2,038,408
Acquisitions	4,627	—	—	4,627
Currency translation	(49,258)	(7,618)	(1,207)	(58,083)
Balance at December 31, 2022	$1,640,066	$118,574	$226,312	$1,984,952
The components of other intangible assets, net at December 31 were as follows:

	2022		2021
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$912,589	$(214,183)	$929,060	$(174,377)
Other	79,769	(46,503)	82,697	(38,748)
	992,358	(260,686)	1,011,757	(213,125)
Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—
	$1,024,498	$(260,686)	$1,043,897	$(213,125)
Amortization expense in 2022, 2021 and 2020 was $52.6 million, $44.6 million and $36.2 million, respectively. Amortization expense is expected to be $52.7 million, $50.0 million, $48.7 million, $47.5 million and $46.7 million for the years ended December 31, 2023 through 2027, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

NOTE 9. LONG-TERM DEBT
Long-term debt at December 31 was as follows:

	2022	2021
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$—	$—
U.S. term loans	1,000,000	1,000,000
Other foreign bank revolving and term loans	49,673	38,862
Total bank debt	1,049,673	1,038,862
4¾% Senior Notes	—	300,000
3¼% Senior Notes	693,680	739,180
4⅛% Senior Notes	600,000	600,000
2¼% Senior Notes	533,600	568,600
1.4% Senior Secured Notes	500,000	500,000
Finance leases	65,667	68,730
Total debt - principal	3,442,620	3,815,372
Less unamortized debt issuance costs and debt discount	17,178	22,195
Total debt	3,425,442	3,793,177
Less current portion	80,061	20,251
	$3,345,381	$3,772,926

AGGREGATE ANNUAL MATURITIES

    The aggregate annual maturities of our debt (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date), excluding finance leases, are as follows (dollars in thousands):

2023	$77,264
2024	104,924
2025	797,612
2026	603,089
2027	652,526
Thereafter	1,141,538
$3,376,953
    At December 31, 2022, the current portion of our long-term debt consisted of $50.0 million of U.S. term loans under the Credit Agreement, $27.3 million of other foreign bank revolving and term loans and $2.8 million of finance leases.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

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

The November 2021 amendment to the Credit Agreement also amended the definition of applicable margin to provide separate margin schedules for term loans, on the one hand, and revolving loans and swingline loans, on the other hand. The applicable margins for term loans and for revolving loans and swingline loans are reset quarterly using the applicable margin schedule based on our Total Net Leverage Ratio (as defined in the Credit Agreement). The range for the applicable margin for term loans is 0.25 percent to 0.75 percent for Base Rate Loans and 1.25 percent to 1.75 percent for Eurocurrency Rate Loans and Transitioned RFR Loans (each as defined in the Credit Agreement), and the range for the applicable margin for revolving loans and swingline loans is 0.00 percent to 0.50 percent for U.S. dollar-denominated Base Rate Loans and Canadian dollar-denominated Canadian Prime Rate Loans, 1.00 percent to 1.50 percent for Eurocurrency Rate Loans, Transitioned RFR Loans and CDOR Rate Loans (each as defined in the Credit Agreement) and 1.0326 percent to 1.5326 percent for revolving loans maintained as Initial RFR Loans (as defined in the Credit Agreement).

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
December 31, 2022, 2021 and 2020

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

    At each of December 31, 2022 and 2021, we had term loan borrowings outstanding under the Credit Agreement of $1.0 billion and we had no revolving loans outstanding under the Credit Agreement. At December 31, 2022, the margin for term loans maintained as Eurocurrency Rate Loans and Transitioned RFR Loans was 1.50 percent and the margin for term loans maintained as Base Rate Loans was 0.50 percent. At December 31, 2022, the margin for revolving loans maintained as Eurocurrency Rate Loans, Transitioned RFR Loans and CDOR Rate Loans was 1.25 percent, the margin for revolving loans maintained as Initial RFR Loans was 1.2826 percent and the margin for revolving loans maintained as Base Rate Loans and Canadian Prime Rate loans was 0.25 percent. As of December 31, 2022, the interest rate on term loans under the Credit Agreement was 5.57 percent.

    The Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.30 percent per annum on the daily average unused portion of commitments available under the revolving loan facility (0.25 percent at December 31, 2022). The commitment fee is reset quarterly based upon our Total Net Leverage Ratio as provided in the Credit Agreement.

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

    For 2022, 2021 and 2020, the weighted average annual interest rate paid on term loans under the Credit Agreement was 3.2 percent, 1.7 percent and 2.1 percent, respectively; and the weighted average annual interest rate paid on revolving loans under the Credit Agreement was 3.0 percent, 1.3 percent and 1.9 percent, respectively. From time to time, we enter into interest rate swap agreements to convert interest rate exposure from variable rates to fixed rates of interest. For 2022, 2021 and 2020, the weighted average annual interest rate paid on term loans under our senior secured credit facilities, after consideration of our interest rate swap agreements, was 3.3 percent, 2.2 percent and 2.4 percent, respectively. See Note 10 which includes a discussion of our interest rate swap agreements.

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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

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
The 1.4% Notes and related guarantees are senior secured obligations of us and the subsidiary guarantors. The 1.4% Notes and related guarantees rank equal in right of payment with all of our and the subsidiary guarantors’ existing and future unsubordinated indebtedness, including under the Credit Agreement and our 2¼% Senior Notes due 2028, or the 2¼% Notes, our 4⅛% Senior Notes due 2028, or the 4⅛% Notes, and our 3¼% Senior Notes due 2025, or the 3¼% Notes; are senior in right of payment to all of our and the subsidiary guarantors’ future indebtedness that is by its terms expressly subordinated in right of payment to the 1.4% Notes; rank equal in right of payment to all of our and the subsidiary guarantors’ existing and future senior secured indebtedness (including indebtedness under the Credit Agreement) that is secured by the Collateral on a first-priority basis, to the extent of the value of the Collateral; rank effectively senior to all of our and the subsidiary guarantors’ existing and future unsecured indebtedness, including the 2¼% Notes, the 4⅛% Notes, the 3¼% Notes, and indebtedness secured on a junior basis, in each case to the extent of the value of the Collateral; rank effectively junior to all existing and future indebtedness that is secured by liens on assets that do not constitute a part of the Collateral, to the extent of the value of such assets; and are structurally subordinated to all existing and future indebtedness and other liabilities of each of our existing and future subsidiaries that do not guarantee the 1.4% Notes.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

As a result of the guarantees by the subsidiary guarantors of the 1.4% Notes, such subsidiaries were also required to guarantee, and have guaranteed, on a senior unsecured basis the 2¼% Notes, the 4⅛% Notes and the 3¼% Notes pursuant to supplemental indentures to the indentures for the 2¼% Notes, the 4⅛% Notes and the 3¼% Notes.
The 1.4% Notes are not, and are not required to be, registered under the Securities Act of 1933, as amended.

The 1.4% Notes mature on April 1, 2026. Interest on the 1.4% Notes is payable semi-annually in cash on April 1 and October 1 of each year, beginning on October 1, 2021. The 1.4% Notes were issued pursuant to an indenture by and among Silgan, certain of our U.S. subsidiaries and Computershare Corporate Trust, as trustee and collateral agent, which indenture contains covenants that are generally less restrictive than those in the Credit Agreement and substantially similar to the covenants in the indentures for the 2¼% Notes, the 4⅛% Notes and the 3¼% Notes.
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
The 2¼% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with our existing and future unsecured unsubordinated indebtedness, including the 4⅛% Notes and the 3¼% Notes, and ahead of our existing and future subordinated debt. In addition, the 2¼% Notes are effectively subordinated to secured debt of Silgan and our U.S. subsidiaries that guarantee the 2¼% Notes to the extent of the assets securing such debt; rank equal in right of payment to unsecured unsubordinated indebtedness and other liabilities of our U.S. subsidiaries that guarantee the 2¼% Notes; are effectively senior in right of payment to indebtedness of our U.S. subsidiaries that guarantee the 2¼% Notes that is by its terms expressly subordinated in right of payment to the 2¼% Notes; and is structurally subordinated to all obligations of subsidiaries of Silgan that do not guarantee the 2¼% Notes.

    The 2¼% Notes will mature on June 1, 2028. Interest on the 2¼% Notes is payable semiannually in cash on January 15 and July 15 of each year. The 2¼% Notes were issued pursuant to an indenture by and among Silgan, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as registrar and transfer agent, which indenture contains covenants that are generally less restrictive than those in the Credit Agreement and substantially similar to the covenants in the indentures for the 4⅛% Notes and the 3¼% Notes.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

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

    The 4⅛% Notes are general senior unsecured obligations of Silgan, ranking equal in right of payment with our existing and future unsecured unsubordinated indebtedness, including the 2¼% Notes and the 3¼% Notes, and ahead of our existing and future subordinated debt. In addition, the 4⅛% Notes are effectively subordinated to secured debt of Silgan and our U.S. subsidiaries that guarantee the 4⅛% Notes to the extent of the assets securing such debt; rank equal in right of payment to unsecured unsubordinated indebtedness and other liabilities of our U.S. subsidiaries that guarantee the 4⅛% Notes; are effectively senior in right of payment to indebtedness of our U.S. subsidiaries that guarantee the 4⅛% Notes that is by its terms expressly subordinated in right of payment to the 4⅛% Notes; and is structurally subordinated to all obligations of subsidiaries of Silgan that do not guarantee the 4⅛% Notes.

    The 4⅛% Notes will mature on February 1, 2028. Interest on the 4⅛% Notes is payable semiannually in cash on April 1 and October 1 of each year. The 4⅛% Notes were issued pursuant to an indenture by and between Silgan and U.S. Bank National Association, as trustee, which indenture contains covenants that are generally less restrictive than those in the Credit Agreement and substantially similar to those in the indentures for the 2¼% Notes and the 3¼% Notes.

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
December 31, 2022, 2021 and 2020

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
On March 28, 2022, we redeemed all $300.0 million aggregate principal amount of the outstanding 4¾% Notes, at a redemption price of 100 percent of their principal amount plus accrued and unpaid interest to the redemption date. We funded this redemption with revolving loan borrowings under the Credit Agreement and cash on hand. As a result of this redemption, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.5 million during the first quarter of 2022 for the write-off of unamortized debt issuance costs.
The 3¼% Notes are guaranteed by our U.S. subsidiaries that guarantee the Credit Agreement and the 1.4% Notes. The 3¼% Notes are not guaranteed by any of our subsidiaries that do not guarantee the Credit Agreement and the 1.4% Notes, any of our non-U.S. subsidiaries and any of our non-wholly owned subsidiaries.
    The 3¼% Notes are general unsecured obligations of Silgan, ranking equal in right of payment with our existing and future unsecured unsubordinated indebtedness, including the 2¼% Notes and the 4⅛% Notes, and ahead of our existing and future subordinated debt. The 3¼% Notes are effectively subordinated to secured debt of Silgan and our U.S. subsidiaries that guarantee the 3¼% Notes to the extent of the assets securing such debt; rank equal in right of payment to unsecured unsubordinated indebtedness and other liabilities of our U.S. subsidiaries that guarantee the 3¼% Notes; are effectively senior in right of payment to indebtedness of our U.S. subsidiaries that guarantee the 3¼% Notes that is by its terms expressly subordinated in right of payment to the 3¼% Notes; and is structurally subordinated to all obligations of subsidiaries of Silgan that do not guarantee the 3¼% Notes.
    The 3¼% Notes will mature on March 15, 2025. Interest on the 3¼% Notes is payable semiannually in cash on March 15 and September 15 of each year. The 3¼% Notes were issued pursuant to an indenture by and among Silgan, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as registrar and transfer agent, which indenture contains covenants that are generally less restrictive than those in the Credit Agreement and substantially similar to those in the indentures for the 2¼% Notes and the 4⅛% Notes.
    The 3¼% Notes are redeemable, at our option, in whole or in part, at any time at 100 percent of their principal amount, plus accrued and unpaid interest thereon to the redemption date. Upon the occurrence of a change of control repurchase event as provided in the indenture for the 3¼% Notes, we are required to make an offer to repurchase the 3¼% Notes at a repurchase price equal to 101 percent of their principal amount, plus, in each case, accrued and unpaid interest to the date of repurchase.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

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

	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$585,622	$585,622	$631,439	$631,439

Liabilities:
Bank debt	$1,049,673	$1,049,673	$1,038,862	$1,038,862
4¾% Notes	—	—	300,000	301,890
3¼% Notes	693,680	674,534	739,180	744,133
4⅛% Notes	599,317	555,120	599,200	612,780
2¼% Notes	533,600	455,748	568,600	565,984
1.4% Notes	499,824	441,650	499,771	487,800

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
The financial assets and liabilities that are measured on a recurring basis at December 31, 2022 and 2021 consist of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, these derivative instruments are classified within Level 2.
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
December 31, 2022, 2021 and 2020

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
INTEREST RATE SWAP AGREEMENTS
We have entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations. These interest rate swap agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. Under these agreements, we will pay a fixed rate of interest of 2.878 percent and receive floating rates of interest based on the three month LIBOR. These agreements were entered into in 2018, became effective on March 29, 2019 and mature on March 24, 2023. The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Consolidated Statements of Income, and such difference was not significant for each of the years ended December 31, 2022, 2021 and 2020. These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our interest rate swap agreements at December 31, 2022 and 2021 was not significant.
NATURAL GAS SWAP AGREEMENTS
We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on natural gas swap agreements is recorded in cost of goods sold in our Consolidated Statements of Income and was not significant for each of the years ended December 31, 2022, 2021 and 2020. These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at December 31, 2022 and 2021 was not significant.
FOREIGN CURRENCY EXCHANGE RATE RISK
    In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼% Notes which are Euro denominated. Foreign currency gains (losses) related to our net investment hedges included in accumulated other comprehensive loss were $32.1 million, $40.9 million and $(66.2) million for the years ended December 31, 2022, 2021 and 2020, respectively.
CONCENTRATION OF CREDIT RISK
We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Nestlé S.A., Campbell Soup Company and Del Monte Corporation) accounted for approximately 23.7 percent, 21.6 percent and 22.2 percent of our net sales in 2022, 2021 and 2020, respectively. The receivable balances from these customers collectively represented 7.1 percent and 2.7 percent of our trade accounts receivable at December 31, 2022 and 2021, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information. Accounts receivable are considered past due based on the original due date and write-offs occur only after all reasonable collection efforts are exhausted.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

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
    We recognized total lease expense of $91.0 million, $86.7 million and $80.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. Right-of-use assets obtained in exchange for new operating lease liabilities, a non-cash item, were $20.7 million, $73.6 million and $56.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

    Operating lease right-of-use assets were recorded in our Consolidated Balance Sheets as other assets, net of $205.8 million and $232.3 million as of December 31, 2022 and 2021, respectively. Operating lease liabilities of $214.7 million and $241.4 million were recorded in our Consolidated Balance Sheets as accrued liabilities of $41.8 million and $43.2 million and other liabilities of $172.9 million and $198.3 million as of December 31, 2022 and 2021, respectively. At December 31, 2022, our operating leases had a weighted average discount rate of 4.9 percent and a weighted average remaining lease term of approximately 8 years.

    To a lesser extent, we have certain leases that qualify as finance leases. Finance lease right-of-use assets were recorded in our Consolidated Balance Sheets as property, plant and equipment, net of $67.6 million and $70.5 million as of December 31, 2022 and 2021, respectively. Finance lease liabilities of $65.7 million and $68.7 million were recorded in our Consolidated Balance Sheets as current portion of long term-debt of $2.8 million and $2.7 million as of December 31, 2022 and 2021, respectively, and long-term debt of $62.9 million and $66.0 million as of December 31, 2022 and 2021, respectively. At December 31, 2022, our finance leases had a weighted average discount rate of 4.5 percent and a weighted average remaining lease term of approximately 10 years.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

    The aggregate annual maturities of lease liabilities are as follows (dollars in thousands):

	Operating	Finance
	Leases	Leases
2023	$51,456	$5,939
2024	44,343	29,407
2025	37,231	2,954
2026	28,346	2,979
2027	19,613	3,025
Thereafter	76,694	39,623
Total lease payments	257,683	83,927
Less imputed interest	(42,983)	(18,260)
Total	$214,700	$65,667

At December 31, 2022, we did not have any significant operating or finance leases that had not commenced.
At December 31, 2022, we had noncancelable commitments for capital expenditures in 2023 of $24.2 million.

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
December 31, 2022, 2021 and 2020

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
The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
	(Dollars in thousands)
Change in benefit obligation
Obligation at beginning of year	$925,129	$971,415	$19,525	$22,152
Service cost	12,603	14,265	78	107
Interest cost	20,579	17,697	413	363
Actuarial gains	(231,923)	(23,537)	(3,609)	(1,631)
Benefits paid	(44,443)	(43,512)	(1,984)	(1,573)
Participants’ contributions	—	—	24	107
Foreign currency exchange rate changes	(7,841)	(11,199)	—	—
Obligation at end of year	674,104	925,129	14,447	19,525
Change in plan assets
Fair value of plan assets at beginning of year	1,024,454	956,345	—	—
Actual return on plan assets	(218,002)	109,120	—	—
Employer contributions	2,396	2,501	1,960	1,466
Participants’ contributions	—	—	24	107
Benefits paid	(44,443)	(43,512)	(1,984)	(1,573)
Fair value of plan assets at end of year	764,405	1,024,454	—	—
Funded status	$90,301	$99,325	$(14,447)	$(19,525)
Actuarial gains related to pension benefits were primarily the result of changes in discount rates used to calculate projected benefit obligations.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
	(Dollars in thousands)
Amounts recognized in the consolidated balance sheets
Non-current assets	$169,940	$226,882	$—	$—
Current liabilities	(2,766)	(2,602)	(1,421)	(1,460)
Non-current liabilities	(76,873)	(124,955)	(13,026)	(18,065)
Net amount recognized	$90,301	$99,325	$(14,447)	$(19,525)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss (gain)	$209,874	$161,837	$(6,002)	$(2,690)
Prior service cost (credit)	505	731	(969)	(2,637)
Net amount recognized	$210,379	$162,568	$(6,971)	$(5,327)
The fair value of plan assets for our domestic pension plans was approximately 129 percent and 128 percent of their projected benefit obligations at December 31, 2022 and 2021, respectively. Pension plans with projected benefit obligations in excess of plan assets at December 31, 2022 and 2021 consisted entirely of our international pension benefit plans which are not funded. The projected benefit obligation for our international pension benefit plans was $79.6 million and $127.6 million at December 31, 2022 and 2021, respectively.
The accumulated benefit obligation for all pension benefit plans at December 31, 2022 and 2021 was $658.5 million and $896.4 million, respectively. Pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2022 and 2021 consisted entirely of our international pension benefit plans which are not funded. The accumulated benefit obligation for our international pension benefit plans was $77.1 million and $122.4 million at December 31, 2022 and 2021, respectively.
The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of service, are as follows (dollars in thousands):

	Pension Benefits	Other Postretirement Benefits
2023	$46,366	$1,422
2024	47,186	1,399
2025	48,050	1,288
2026	49,031	1,239
2027	49,481	1,211
2028-2032	249,996	5,537
	$490,110	$12,096

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2022	2021
Discount rate	5.6%	2.9%
Expected return on plan assets	6.9%	8.5%
Rate of compensation increase	2.4%	2.4%
Health care cost trend rate:
Assumed for next year	4.7%	6.2%
Ultimate rate	3.9%	4.2%
Year that the ultimate rate is reached	2043	2036

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.
Our international pension benefit plans used a discount rate of 4.2 percent and 1.4 percent as of December 31, 2022 and 2021, respectively, and a rate of compensation increase of 3.8 percent and 3.5 percent to determine the benefit obligation as of December 31, 2022 and 2021, respectively.
The components of the net periodic benefit credit for each of the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
	(Dollars in thousands)
Service cost	$12,603	$14,265	$13,638	$78	$107	$88
Interest cost	20,579	17,697	23,074	413	363	566
Expected return on plan assets	(69,132)	(79,453)	(72,122)	—	—	—
Amortization of prior service cost (credit)	222	243	205	(1,668)	(1,830)	(1,937)
Amortization of actuarial losses (gains)	4,635	12,479	11,859	(298)	(311)	(339)
Net periodic benefit credit	$(31,093)	$(34,769)	$(23,346)	$(1,475)	$(1,671)	$(1,622)
Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit credit for the years ended December 31:

	2022	2021	2020
Discount rate	2.9%	2.5%	3.4%
Expected return on plan assets	6.9%	8.5%	8.5%
Rate of compensation increase	2.4%	2.5%	2.5%
Health care cost trend rate	4.7%	6.2%	6.3%
Our international pension benefit plans used a discount rate of 1.4 percent, 1.1 percent and 1.5 percent for the years ended December 31, 2022, 2021 and 2020, respectively, and used a rate of compensation increase of 3.8 percent, 3.2 percent and 3.3 percent to determine net periodic benefit credit for each of the years ended December 31, 2022, 2021 and 2020, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

MULTIEMPLOYER PENSION PLANS
In 2022, we participated in three multiemployer pension plans which provide defined benefits to certain of our union employees. The aggregate amount contributed to these plans and charged to pension cost in 2022, 2021 and 2020 was $3.6 million, $3.9 million and $3.8 million, respectively. In the third quarter of 2022, we completely withdrew from the United Food & Commercial Workers - Local One Pension Fund, or the UFCW Pension Fund. As a result of our complete withdrawal from the UFCW Pension Fund, we will be required to pay an aggregate withdrawal liability of $2.8 million to the UFCW Pension Fund in quarterly installments through 2042. Accordingly, as of December 31, 2022, we participate in two multiemployer pension plans.
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
Further information on the multiemployer plans we participated in during the years ended December 31, 2022, 2021 and 2020 is as follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				FIP / RP Status Pending / Implemented	Contributions			Surcharge Imposed
		2022		2021			2022	2021	2020
							(Dollars in thousands)
United Food & Commercial Workers — Local One Pension Fund (1)	16-6144007/001	Red	(2)	Red	(2)	Implemented	141	282	240	No
IAM National Pension Fund (3)	51-6031295/002	Red		Red		Implemented	2,511	2,767	2,746	No
Western Conference of Teamsters Pension Plan (4)	91-6145047	Green		Green		N/A	906	869	775	No
Total Contributions							$3,558	$3,918	$3,761
______________________
(1)    In 2022, we completely withdrew from this pension fund.
(2)    Under the Multiemployer Pension Reform Act of 2014, the status of this pension fund was critical and declining, as defined under such Act. For 2021, the pension fund actuary projected insolvency for this pension fund in 2026.
(3)    The applicable collective bargaining agreements related to this pension fund expire at various times through April 30, 2025. Although this pension fund was formally certified in the yellow zone in 2019, the trustees of this pension fund elected voluntarily to place this pension fund in the red zone to take advantage of certain provisions of the Pension Protection Act even though this pension fund had a funded status of 87 percent, 85 percent and 84 percent at the end of 2019, 2020 and 2021, respectively.
(4)    The applicable collective bargaining agreements related to this pension plan expire at various times through September 30, 2025.

The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three digit plan number assigned to a plan by the Internal Revenue Service. The most recent Pension Protection Act Zone Status available for 2022 and 2021 is for plan years that ended in 2021 and 2020, respectively. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status,” based on criteria established under the Internal Revenue Code of 1986, as amended (the “Code”), and is generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a rehabilitation plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the 2021 plan year. The “Surcharge Imposed” column indicates whether our contribution rate for 2021 included an amount in addition to the

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status” in accordance with the requirements of the Code.
Our contributions to the UFCW Pension Fund were more than five percent of total contributions made by all employers to this plan, while our contributions to the IAM National Pension Fund and the Western Conference of Teamsters Pension Plan were less than five percent of total contributions made by all employers to these plans, as reported by these plans for the year ended December 31, 2021, the most recent plan year available. We do not expect our contributions to the IAM National Pension Fund and the Western Conference of Teamsters Pension Plan for the year ended December 31, 2023 to be significantly different from our contributions for the year ended December 31, 2022.
DEFINED CONTRIBUTION PLANS
We also sponsor defined contribution plans covering certain employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans for the years ended December 31, 2022, 2021 and 2020 were $15.4 million, $15.1 million and $15.2 million, respectively.
PLAN ASSETS
INVESTMENT STRATEGY
The composition of our plan assets has been broadly characterized as a 40 percent/60 percent allocation between equity and debt securities. The equity securities allocation utilizes indexed U.S. equity securities (which constitutes approximately 85 percent of equity securities), with a lesser allocation to indexed international equity securities. The debt securities allocation primarily utilizes indexed investment grade U.S. debt securities. We attempt to mitigate investment risk by regularly rebalancing between equity and debt securities as contributions and benefit payments are made.
The weighted average asset allocation for our pension plans at December 31, 2022 and 2021 and target allocation for 2022 was as follows:

	Target Allocation	Actual Allocation
		2022	2021
Equity securities—U.S.	33%	32%	47%
Equity securities—International	7%	7%	10%
Debt securities	60%	59%	41%
Cash and cash equivalents	—	2%	2%
	100%	100%	100%
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

The fair value of our plan assets by asset category consisted of the following at December 31:

	2022	2021
	(Dollars in thousands)
Equity securities—U.S.	$248,858	$482,381
Equity securities—International	52,394	100,705
Debt securities	448,908	422,570
Cash and cash equivalents	14,245	18,798
	$764,405	$1,024,454
CONCENTRATIONS OF CREDIT RISK
As of December 31, 2022, approximately 98 percent of our plan assets were under management by a single investment management company in six individual commingled equity and debt index funds. Of these six funds, three funds held assets individually in excess of ten percent of our total plan assets.
EXPECTED CONTRIBUTIONS
Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2022. In addition, based on the current funded status of our domestic pension benefit plans we do not expect to make significant contributions to these plans in 2023. However, this estimate may change based on regulatory changes and actual plan asset returns.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

NOTE 13. INCOME TAXES
Income before income taxes was taxed in the following jurisdictions in each of the years ended December 31:

	2022	2021	2020
	(Dollars in thousands)
Domestic	$400,889	$338,304	$309,236
Foreign	73,250	128,009	97,842
Total	$474,139	$466,313	$407,078
The components of the provision (benefit) for income taxes were as follows:

	2022	2021	2020
	(Dollars in thousands)
Current:
Federal	$99,760	$963	$31,104
State	23,915	3,412	4,501
Foreign	41,797	43,280	38,632
Current income tax provision	165,472	47,655	74,237
Deferred:
Federal	(27,681)	59,979	30,813
State	(8,916)	4,984	72
Foreign	4,416	(5,386)	(6,766)
Deferred income tax (benefit) provision	(32,181)	59,577	24,119
	$133,291	$107,232	$98,356
The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2022	2021	2020
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$99,569	$97,926	$85,486
State income taxes, net of federal tax benefit	12,815	10,496	5,012
Tax liabilities no longer required	(2,142)	(3,784)	(5,110)
Valuation allowance	16,635	6,745	1,323
Tax credit refunds, net	(5,081)	(3,593)	(1,669)
Foreign earnings taxed at other than 21%	5,126	5,907	12,197
Deferred tax rate changes	(1,276)	(3,409)	(717)
European Commission settlement	5,313	—	—
Other	2,332	(3,056)	1,834
	$133,291	$107,232	$98,356

Effective tax rate	28.1%	23.0%	24.2%

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 were as follows:

	2022	2021
	(Dollars in thousands)
Deferred tax assets:
Pension and other postretirement liabilities	$11,072	$27,264
Rationalization and other accrued liabilities	42,219	35,678
AMT and other credit carryforwards	3,094	2,278
Net operating loss carryforwards	45,606	49,911
Other intangible assets	1,091	2,307
Foreign currency translation	223	37
Property, plant and equipment	734	680
Inventory and related reserves	28,409	2,586
Long term operating lease liabilities	53,198	60,782
Other	19,494	6,596
Total deferred tax assets	205,140	188,119
Deferred tax liabilities:
Property, plant and equipment	(253,753)	(257,353)
Pension and other postretirement liabilities	(36,150)	(49,681)
Other intangible assets	(175,358)	(178,955)
Operating lease right of use assets	(50,747)	(58,349)
Inventory and related reserves	—	(22,172)
Foreign currency translation	(17,285)	—
Other	(8,600)	(8,470)
Total deferred tax liabilities	(541,893)	(574,980)
Valuation allowance	(41,823)	(26,712)
	$(378,576)	$(413,573)
At December 31, 2022, the net deferred tax liability in our Consolidated Balance Sheets was comprised of long-term deferred tax assets of $10.1 million and long-term deferred tax liabilities of $388.7 million. At December 31, 2021, the net deferred tax liability in our Consolidated Balance Sheets was comprised of long-term deferred tax assets of $21.7 million and long-term deferred tax liabilities of $435.3 million. Long-term deferred tax assets were classified as other assets, net in our Consolidated Balance Sheets.
The valuation allowance in 2022 includes deferred tax assets of $41.8 million resulting from state and foreign net operating loss carryforwards, or NOLs. The valuation allowance for deferred tax assets increased in 2022 by $15.1 million primarily due to an increase in the valuation allowance related to foreign NOLs.
At December 31, 2022, we had foreign NOLs of approximately $38.6 million that are available to offset future taxable income. Of that amount, approximately $14.4 million will expire from 2023 to 2033. The remaining portion has no expiration date. At December 31, 2022, we had state tax NOLs of approximately $7.0 million that are available to offset future taxable income and that will expire from 2024 to 2041.
We recognize accrued interest and penalties related to unrecognized taxes as additional income tax expense. At December 31, 2022 and 2021, we had $5.2 million and $5.6 million, respectively, accrued for potential interest and penalties.
The total amount of unrecognized tax benefits recorded in other liabilities as of December 31, 2022 and 2021 were $30.0 million and $32.7 million, respectively, excluding associated tax assets and including the federal tax benefit of state taxes, interest and penalties.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another jurisdiction. At December 31, 2022 and 2021, we had approximately $18.5 million and $17.6 million, respectively, in assets associated with uncertain tax positions recorded in other assets, net in our Consolidated Balance Sheets.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits included as other liabilities in our Consolidated Balance Sheets was as follows:

	2022	2021
	(Dollars in thousands)
Balance at January 1,	$28,981	$32,777
Increase based upon tax positions of current year	—	425
Increase based upon tax positions of a prior year	1,652	1,464
Decrease based upon settlements with taxing authorities	(131)	—
Decrease based upon a lapse in the statute of limitations	(3,781)	(5,685)
Balance at December 31,	$26,721	$28,981
The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2022 and 2021 were $14.1 million and $16.2 million, respectively.
Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. We expect the Internal Revenue Service, or IRS, will complete its review of the 2021 tax year with no change to our filed tax return. We have been accepted into the Compliance Assurance Program for the 2022 and 2023 tax years which provides for the review by the IRS of tax matters relating to our tax return prior to filing. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute of limitations have been executed. The earliest open period for a state audit is 2016. Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2008, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. In the next twelve months, it is reasonably possible that our reserve for unrecognized tax benefits will decrease by approximately $2.2 million primarily related to tax attributes acquired from and expenses related to certain acquisitions, as we anticipate the expiration of the applicable statute of limitations with respect to certain tax matters.
For certain of our foreign subsidiaries where we expect to be indefinitely reinvested, we estimate that the unremitted earnings as of December 31, 2022 are approximately $94.5 million. The amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings is estimated to be approximately $5.3 million.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

NOTE 14. STOCK-BASED COMPENSATION
The Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan, as amended, or the Plan, provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to our officers, other key employees and outside directors.
Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 19,200,000 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2022, 3,410,184 shares were available to be awarded under the Plan.
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 recorded in selling, general and administrative expenses was $16.8 million, $20.9 million and $18.8 million, respectively.
RESTRICTED STOCK UNITS
Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual vesting period for restricted stock units outstanding at December 31, 2022 is five years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units carry with them the right to receive, upon vesting, dividend equivalents.
The table below summarizes restricted stock unit activity for the year ended December 31, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2021	1,646,343	31.44
Granted	432,564	41.61
Released	(765,917)	30.10
Forfeited	(27,053)	34.23
Restricted stock units outstanding at December 31, 2022	1,285,937	35.60
The weighted average grant date fair value of restricted stock units granted during 2021 and 2020 was $38.56 and $30.55, respectively. The fair value of restricted stock units released during the years ended December 31, 2022, 2021 and 2020 was $32.2 million, $22.2 million and $16.8 million, respectively.
As of December 31, 2022, there was approximately $27.6 million of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted average period of 2.0 years.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

NOTE 15. CAPITAL STOCK
CAPITAL STOCK
At December 31, 2022, our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share.
TREASURY STOCK
On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026. Pursuant to this authorization, in 2022 we repurchased a total of 786,235 shares of our common stock at an average price per share of $40.80, for a total purchase price of $32.1 million. As of December 31, 2022, we had approximately $267.9 million remaining for the repurchase of our common stock under this authorization. In 2021, we did not repurchase any of our shares of common stock. In 2020, we repurchased a total of 1,088,263 shares of our common stock at an average price per share of $32.96, for a total purchase price of $35.9 million under a prior authorization from our Board of Directors which expired on December 31, 2021.
In 2022, 2021 and 2020, we issued 765,917 treasury shares, 576,232 treasury shares and 582,151 treasury shares, respectively, at an average cost of $3.19 per share, $3.19 per share and $3.16 per share, respectively, for restricted stock units that vested during these years. In 2022, 2021 and 2020, we repurchased 310,904 shares, 223,030 shares and 217,325 shares of our common stock, respectively, at an average cost of $41.92 per share, $38.44 per share and $28.63 per share, respectively, in accordance with the Plan to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.
We account for treasury shares using the FIFO cost method. As of December 31, 2022, 65,033,489 shares of our common stock were held in treasury.

NOTE 16. EARNINGS PER SHARE
The components of the calculation of earnings per share were as follows:

	2022	2021	2020
	(Dollars and shares in thousands)
Net income	$340,848	$359,081	$308,722
Weighted average number of shares used in:
Basic earnings per share	110,465	110,396	110,768
Dilutive common stock equivalents:
Restricted stock units	566	770	625
Diluted earnings per share	111,031	111,166	111,393

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

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

Information for each of the past three years for our business segments is as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
2022
Net sales	$2,316,690	$3,371,776	$723,033	$—	$6,411,499
Depreciation and amortization	144,980	77,789	39,860	159	262,788
Rationalization charges	944	73,137	—	—	74,081
Segment income (1)	323,001	234,156	92,478	(47,673)	601,962
Segment assets	4,391,599	1,965,415	898,308	43,911	7,299,233
Capital expenditures	105,759	81,533	28,462	7	215,761
2021
Net sales	$2,160,484	$2,808,065	$708,556	$—	$5,677,105
Depreciation and amortization	125,640	85,499	39,064	157	250,360
Rationalization charges	5,806	8,873	331	—	15,010
Segment income (1)	262,148	253,736	92,359	(32,130)	576,113
Segment assets	4,429,186	2,319,982	888,715	34,490	7,672,373
Capital expenditures	113,601	78,462	40,196	5	232,264
2020
Net sales	$1,712,433	$2,557,980	$651,530	$—	$4,921,943
Depreciation and amortization	99,062	82,404	37,473	159	219,098
Rationalization charges	5,759	9,905	367	—	16,031
Segment income (1)	224,374	246,628	87,810	(46,426)	512,386
Segment assets	3,617,969	1,973,933	814,303	35,214	6,441,419
Capital expenditures	91,291	80,701	52,151	34	224,177
______________________
(1)    Corporate includes a charge of $25.2 million for the settlement with the European Commission in 2022 and costs attributed to announced acquisitions of $5.0 million and $19.3 million in 2021 and 2020, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020

Total segment income is reconciled to income before income taxes as follows:

	2022	2021	2020
	(Dollars in thousands)
Total segment income	$601,962	$576,113	$512,386
Interest and other debt expense	127,823	109,800	105,308
Income before income taxes	$474,139	$466,313	$407,078

Total segment assets at December 31 are reconciled to total assets as follows:

	2022	2021
	(Dollars in thousands)
Total segment assets	$7,299,233	$7,672,373
Other assets	46,524	98,473
Total assets	$7,345,757	$7,770,846

Financial information relating to our operations by geographic area is as follows:

	2022	2021	2020
	(Dollars in thousands)
Net sales:
United States	$4,805,266	$4,131,375	$3,650,953
Foreign:
Europe	1,299,616	1,166,557	953,695
Other	306,617	379,173	317,295
Total net sales from foreign operations	1,606,233	1,545,730	1,270,990
Total net sales	$6,411,499	$5,677,105	$4,921,943
Long-lived assets:
United States	$1,286,034	$1,286,167
Foreign:
Europe	481,648	536,401
Other	163,815	171,309
Total long-lived assets at foreign operations	645,463	707,710
Total long-lived assets	$1,931,497	$1,993,877
Net sales are attributed to the country from which the product was manufactured and shipped.
Sales of our metal containers segment to Nestlé S.A. accounted for 11.4 percent, 10.7 percent and 10.5 percent of our consolidated net sales in 2022, 2021 and 2020, respectively.
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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
SILGAN HOLDINGS INC.
For the years ended December 31, 2022, 2021 and 2020
(Dollars in thousands)

		Additions		Other Changes Increase (Decrease)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Cumulative translation adjustment	Other (2)	Balance at end of period
For the year ended December 31, 2022:
Allowance for doubtful accounts receivable	$6,700	$2,904	$—	$(282)	$(250)	$9,072
For the year ended December 31, 2021:
Allowance for doubtful accounts receivable	$6,803	$946	$—	$(273)	$(776)	$6,700
For the year ended December 31, 2020:
Allowance for doubtful accounts receivable	$5,485	$1,043	$906	$457	$(1,088)	$6,803
 ______________________
(1)    As discussed in Note 1, in January 2020 we adopted amended guidance for the accounting for credit losses on financial instruments which resulted in an increase of $0.9 million to our allowance for doubtful accounts.
(2)     Uncollectible accounts written off, net of recoveries.