Form 10-Q
period 2023-03-31
SILGAN HOLDINGS INC
filed 2023-05-03
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 28, 2023, the number of shares outstanding of the Registrant’s common stock was 110,252,446.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2023	March 31, 2022	Dec. 31, 2022
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$501,060	$259,564	$585,622
Trade accounts receivable, net	936,048	852,876	657,968
Inventories	1,055,079	1,018,685	769,403
Prepaid expenses and other current assets	132,822	150,646	119,659
Total current assets	2,625,009	2,281,771	2,132,652

Property, plant and equipment, net	1,930,003	1,979,681	1,931,497
Goodwill	2,001,753	2,024,340	1,984,952
Other intangible assets, net	755,883	817,450	763,812
Other assets, net	549,074	607,168	532,844
	$7,861,722	$7,710,410	$7,345,757

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$784,795	$539,134	$80,061
Trade accounts payable	716,487	850,532	974,030
Accrued payroll and related costs	101,881	109,096	98,914
Accrued liabilities	240,952	218,194	284,855
Total current liabilities	1,844,115	1,716,956	1,437,860

Long-term debt	3,370,346	3,445,633	3,345,381
Deferred income taxes	389,010	433,843	388,677
Other liabilities	476,961	475,739	455,583

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	342,157	328,201	339,839
Retained earnings	3,013,104	2,758,697	2,961,079
Accumulated other comprehensive loss	(324,570)	(244,642)	(345,310)
Treasury stock	(1,251,152)	(1,205,768)	(1,239,103)
Total stockholders’ equity	1,781,290	1,638,239	1,718,256
	$7,861,722	$7,710,410	$7,345,757

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2023 and 2022
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2023	2022

Net sales	$1,418,281	$1,441,886
Cost of goods sold	1,180,316	1,208,433
Gross profit	237,965	233,453
Selling, general and administrative expenses	101,330	100,011
Rationalization charges	4,121	1,379
Other pension and postretirement expense (income)	1,286	(11,329)
Income before interest and income taxes	131,228	143,392
Interest and other debt expense before loss on early extinguishment of debt	36,766	29,349
Loss on early extinguishment of debt	—	1,481
Interest and other debt expense	36,766	30,830
Income before income taxes	94,462	112,562
Provision for income taxes	22,433	27,687
Net income	$72,029	$84,875

Earnings per share:
Basic net income per share	$0.65	$0.77
Diluted net income per share	$0.65	$0.76

Weighted average number of shares:
Basic	110,219	110,600
Effect of dilutive securities	630	793
Diluted	110,849	111,393

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2023 and 2022
(Dollars in thousands)
(Unaudited)

	2023	2022

Net income	$72,029	$84,875
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	2,306	499
Change in fair value of derivatives	(1,287)	2,337
Foreign currency translation	19,721	12,350
Other comprehensive income	20,740	15,186
Comprehensive income	$92,769	$100,061

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2023 and 2022
(Dollars in thousands)
(Unaudited)

	2023	2022
Cash flows provided by (used in) operating activities:
Net income	$72,029	$84,875
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	66,176	69,067
Rationalization charges	4,121	1,379
Stock compensation expense	3,681	4,879
Loss on early extinguishment of debt	—	1,481
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(271,224)	(141,113)
Inventories	(279,982)	(222,137)
Trade accounts payable	(176,147)	(29,881)
Accrued liabilities	(49,812)	(23,291)
Other, net	(616)	(12,660)
Net cash (used in) operating activities	(631,774)	(267,401)

Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	—	(1,333)
Capital expenditures	(67,871)	(68,491)
Other, net	880	(203)
Net cash (used in) investing activities	(66,991)	(70,027)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	783,454	544,624
Repayments under revolving loans	(29,100)	(24,408)
Proceeds from issuance of long-term debt	2,146	—
Repayments of long-term debt	(50,705)	(300,000)
Changes in outstanding checks - principally vendors	(61,433)	(225,863)
Dividends paid on common stock	(20,575)	(18,722)
Repurchase of common stock	(13,412)	(11,474)
Net cash provided by (used in) financing activities	610,375	(35,843)

Effect of exchange rate changes on cash and cash equivalents	3,828	1,396

Cash and cash equivalents:
Net (decrease)	(84,562)	(371,875)
Balance at beginning of year	585,622	631,439
Balance at end of period	$501,060	$259,564

Interest paid, net	$34,764	$33,116
Income taxes paid, net	20,086	6,718

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2023 and 2022
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2023	2022

Common stock - shares outstanding
Balance at beginning of period	110,079	110,410
Net issuance of treasury stock for vested restricted stock units	266	390
Repurchases of common stock	(93)	—
Balance at end of period	110,252	110,800

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751

Paid-in capital
Balance at beginning of period	339,839	325,448
Stock compensation expense	3,681	4,879
Net issuance of treasury stock for vested restricted stock units	(1,363)	(2,126)
Balance at end of period	342,157	328,201

Retained earnings
Balance at beginning of period	2,961,079	2,691,745
Net income	72,029	84,875
Dividends declared on common stock	(20,004)	(17,923)
Balance at end of period	3,013,104	2,758,697

Accumulated other comprehensive loss
Balance at beginning of period	(345,310)	(259,828)
Other comprehensive income	20,740	15,186
Balance at end of period	(324,570)	(244,642)

Treasury stock
Balance at beginning of period	(1,239,103)	(1,196,420)
Net issuance of treasury stock for vested restricted stock units	(7,249)	(9,348)
Repurchases of common stock	(4,800)	—
Balance at end of period	(1,251,152)	(1,205,768)
Total stockholders’ equity	$1,781,290	$1,638,239

Dividends declared on common stock per share	$0.18	$0.16

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2023 and 2022 and for the
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

The Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by segment for the three months ended March 31 were as follows:

	2023	2022
	(Dollars in thousands)
Dispensing and Specialty Closures	$579,932	$597,927
Metal Containers	670,096	650,726
Custom Containers	168,253	193,233
	$1,418,281	$1,441,886

Revenues by geography for the three months ended March 31 were as follows:

	2023	2022
	(Dollars in thousands)
North America	$1,056,526	$1,086,224
Europe and other	361,755	355,662
	$1,418,281	$1,441,886

Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $108.5 million, $99.1 million, and $110.2 million as of March 31, 2023 and 2022 and December 31, 2022, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2023 and 2022 and for the
three months then ended is unaudited)

Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment for the three months ended March 31 were as follows:

	2023	2022
	(Dollars in thousands)
Dispensing and Specialty Closures	$114	$—
Metal Containers	3,903	1,274
Custom Containers	104	105
	$4,121	$1,379

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Total
	(Dollars in thousands)
Balance at December 31, 2022	$31,641	$159	$31,800
Charged to expense	1,797	2,324	4,121
Utilized and currency translation	(2,813)	(2,319)	(5,132)
Balance at March 31, 2023	$30,625	$164	$30,789

Rationalization reserves as of March 31, 2023 were recorded in our Condensed Consolidated Balance Sheet as accrued liabilities of $3.2 million and other liabilities of $27.6 million. Excluding the impact of our withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $1.7 million and $5.4 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.9 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $0.8 million in 2023 and $2.6 million annually thereafter through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2023 and 2022 and for the
three months then ended is unaudited)

Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2022	$(156,733)	$(772)	$(187,805)	$(345,310)
Other comprehensive income before reclassifications	—	(1,714)	19,721	18,007
Amounts reclassified from accumulated other comprehensive loss	2,306	427	—	2,733
Other comprehensive income	2,306	(1,287)	19,721	20,740
Balance at March 31, 2023	$(154,427)	$(2,059)	$(168,084)	$(324,570)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three months ended March 31, 2023 were net (losses) of $(2.6) million, excluding income tax benefits of $0.3 million. These net (losses) consisted of amortization of net actuarial (losses) of $(2.8) million and amortization of net prior service credit of $0.2 million. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2023 were not significant.

Other comprehensive loss before reclassifications related to foreign currency translation for the three months ended March 31, 2023 consisted of (i) foreign currency gains related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $25.6 million, (ii) foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $0.8 million, and (iii) foreign currency (losses) related to our net investment hedges of $(8.8) million, excluding an income tax benefit of $2.1 million. See Note 7 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2023 and 2022 and for the
three months then ended is unaudited)

Note 5.               Inventories

Inventories consisted of the following:

	March 31, 2023	March 31, 2022	Dec. 31, 2022
	(Dollars in thousands)
Raw materials	$498,580	$295,713	$409,349
Work-in-process	254,373	263,878	218,691
Finished goods	630,233	607,087	469,212
Other	16,205	14,787	16,463
	1,399,391	1,181,465	1,113,715
Adjustment to value inventory at cost on the LIFO method	(344,312)	(162,780)	(344,312)
	$1,055,079	$1,018,685	$769,403

Note 6.               Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2023	March 31, 2022	Dec. 31, 2022
	(Dollars in thousands)
Bank debt
Bank revolving loans	$755,000	$508,000	$—
U.S. term loans	950,000	1,000,000	1,000,000
Other foreign bank revolving and term loans	51,840	50,014	49,673
Total bank debt	1,756,840	1,558,014	1,049,673
3¼% Senior Notes	706,160	723,190	693,680
4⅛% Senior Notes	600,000	600,000	600,000
2¼% Senior Notes	543,200	556,300	533,600
1.4% Senior Secured Notes	500,000	500,000	500,000
Finance leases	65,050	67,714	65,667
Total debt - principal	4,171,250	4,005,218	3,442,620
Less unamortized debt issuance costs and debt discount	16,109	20,451	17,178
Total debt	4,155,141	3,984,767	3,425,442
Less current portion	784,795	539,134	80,061
	$3,370,346	$3,445,633	$3,345,381

At March 31, 2023, the current portion of long-term debt consisted of $755.0 million of U.S. revolving loans under our amended and restated senior secured credit facility, as amended, or the Credit Agreement, $27.4 million of other foreign bank revolving and term loans and $2.4 million of finance leases.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2023 and 2022 and for the
three months then ended is unaudited)

Note 7.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at March 31, 2023:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$501,060	$501,060

Liabilities:
Bank debt	$1,756,840	$1,756,840
3¼% Senior Notes	706,160	689,558
4⅛% Senior Notes	599,346	564,720
2¼% Senior Notes	543,200	459,971
1.4% Senior Secured Notes	499,836	445,715

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at March 31, 2023 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

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
(Information at March 31, 2023 and 2022 and for the
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

Interest Rate Swap Agreements

We had two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations, with a fixed rate of 2.878 percent, that matured on March 24, 2023. In March 2023, we entered into four U.S. dollar interest rate swap agreements, each for $75.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations. These agreements have a fixed rate ranging from 3.930 percent to 3.942 percent, mature on April 3, 2026 and were entered into with financial institutions which are expected to fully perform under the terms thereof. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three months ended March 31, 2023. The total fair value of our interest rate swaps agreements in effect at March 31, 2023 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three months ended March 31, 2023. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at March 31, 2023 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize our foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼% Senior Notes which are Euro denominated. Foreign currency (losses) related to our net investment hedges included in accumulated other comprehensive loss for the three months ended March 31, 2023 were $(8.8) million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2023 and 2022 and for the
three months then ended is unaudited)

Note 8.               Commitments and Contingencies

We are a party to other legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

Note 9.               Supply Chain Finance Program

We have a supply chain finance (“SCF”) program with a major global financial institution. Under this SCF program, qualifying suppliers may elect, but are not obligated, to sell their receivables from us to such financial institution. We agree to pay the financial institution the stated amount of invoices from our suppliers electing to participate on the original maturity dates of the invoices. We may terminate our agreement with the financial institution upon at least 30 days’ notice, and the financial institution may terminate our agreement upon at least 10 days’ notice. Additionally, suppliers who elect to participate in this SCF program may terminate their participation upon at least 30 days’ notice. The suppliers' invoices sold under this SCF program can be outstanding up to 210 days from the invoice date. Suppliers’ invoices included in this SCF program were $318.4 million, $372.2 million and $346.8 million at March 31, 2023 and 2022 and December 31, 2022, respectively, and were included in accounts payable in our Condensed Consolidated Balance Sheets.

Note 10.               Retirement Benefits

The components of the net periodic pension benefit cost (credit) for the three months ended March 31 were as follows:

	2023	2022
	(Dollars in thousands)
Service cost	$2,229	$3,300
Interest cost	8,709	5,159
Expected return on plan assets	(10,189)	(17,314)
Amortization of prior service cost	28	55
Amortization of actuarial losses	2,945	1,155
Net periodic benefit cost (credit)	$3,722	$(7,645)

The components of the net periodic other postretirement benefit credit for the three months ended March 31 were as follows:

	2023	2022
	(Dollars in thousands)
Service cost	$14	$25
Interest cost	189	109
Amortization of prior service credit	(235)	(416)
Amortization of actuarial gains	(161)	(77)
Net periodic benefit credit	$(193)	$(359)

Note 11.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, has completed its review of the 2021 tax year with no change to our filed federal income tax return. We have been accepted into the Compliance Assurance Program for the 2022 and 2023 tax years which provides for the review by the IRS of tax matters relating to our tax return prior to filing.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2023 and 2022 and for the
three months then ended is unaudited)

Note 12.               Treasury Stock

On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026. During the three months ended March 31, 2023, we repurchased an aggregate of 92,996 shares of our common stock at an average price per share of $51.60, for a total purchase price of $4.8 million. At March 31, 2023, we had approximately $263.1 million remaining under this authorization for the repurchase of our common stock.

During the first three months of 2023, we issued 427,763 treasury shares which had an average cost of $3.19 per share for restricted stock units that vested during the period that had been previously issued under the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan. In accordance with the applicable agreements for such restricted stock units, we repurchased 161,328 shares of our common stock at an average cost of $53.38 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method. As of March 31, 2023, 64,860,050 shares of our common stock were held in treasury.

Note 13.             Segment Information

We evaluate performance of our business segments and allocate resources based on the adjusted EBIT of our business segments. Adjusted EBIT is not a defined term under GAAP. We define adjusted EBIT as income before interest and income taxes excluding acquired intangible asset amortization expense, other pension expense (income) for U.S. pension plans, rationalization charges, the impact from charges for the write-up of acquired inventory required under purchase accounting, the charge for the European Commission settlement and costs attributed to announced acquisitions. We began using adjusted EBIT in 2023. Previously, we used segment income, without any adjustments, for our business segments. We have provided adjusted EBIT for 2022 below for comparative purposes. Adjusted EBIT should not be considered in isolation or as a substitute for income before interest and income taxes or any other financial data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

Reportable segment information for the three months ended March 31 was as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
Three months ended March 31, 2023
Net sales	$579,932	$670,096	$168,253	$—	$1,418,281
Adjusted EBIT	82,936	52,400	20,034	(5,966)	149,404
Depreciation	24,759	17,988	8,835	40	51,622

Three months ended March 31, 2022
Net sales	$597,927	$650,726	$193,233	$—	$1,441,886
Adjusted EBIT	96,528	32,951	23,364	(6,624)	146,219
Depreciation	24,661	20,731	8,743	42	54,177

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2023 and 2022 and for the
three months then ended is unaudited)

Total adjusted EBIT is reconciled to income before income taxes for the three months ended March 31 as follows:

	2023	2022
	(Dollars in thousands)
Total adjusted EBIT	$149,404	$146,219
Less:
Acquired intangible asset amortization expense	13,221	13,430
Other pension expense (income) for U.S. pension plans	834	(11,982)
Rationalization charges	4,121	1,379
Income before interest and income taxes	131,228	143,392
Less interest and other debt expense	36,766	30,830
Income before income taxes	$94,462	$112,562

Net sales and adjusted EBIT of our metal containers segment and of part of our dispensing and specialty closures segment are dependent, in part, upon the vegetable and fruit harvests in the United States and, to a lesser extent, in a variety of national growing regions in Europe. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions. Because of the seasonality of the harvests, we have historically experienced higher unit sales volume in the third quarter of our fiscal year and generated a disproportionate amount of our annual adjusted EBIT during that quarter.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934, as amended.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

	2023	2022
Net sales
Dispensing and Specialty Closures	40.9%	41.5%
Metal Containers	47.2	45.1
Custom Containers	11.9	13.4
Consolidated	100.0	100.0
Cost of goods sold	83.2	83.8
Gross profit	16.8	16.2
Selling, general and administrative expenses	7.1	7.0
Rationalization charges	0.3	0.1
Other pension and postretirement expense (income)	0.1	(0.8)
Income before interest and income taxes	9.3	9.9
Interest and other debt expense	2.6	2.1
Income before income taxes	6.7	7.8
Provision for income taxes	1.6	1.9
Net income	5.1%	5.9%

Summary unaudited results of operations for the three months ended March 31 are provided below.

	2023	2022
	(dollars in millions)
Net sales
Dispensing and Specialty Closures	$579.9	$597.9
Metal Containers	670.1	650.7
Custom Containers	168.3	193.3
Consolidated	$1,418.3	$1,441.9

Income before interest and income taxes
Dispensing and Specialty Closures	$70.9	$87.3
Metal Containers	47.8	38.0
Custom Containers	18.5	24.7
Corporate	(6.0)	(6.6)
Consolidated	$131.2	$143.4

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Net Sales.  Consolidated net sales were $1.42 billion in the first quarter of 2023, a decrease of $23.6 million, or 1.6 percent, as compared to the first quarter of 2022 primarily due to lower volumes in the dispensing and specialty closures and custom containers segments, the impact from unfavorable foreign currency translation, non-recurring net sales associated with Russia in 2022, lower average selling prices due primarily to the pass through of lower resin costs in the custom containers segment and a less favorable mix of products sold in the metal container segment. These decreases were partially offset by higher selling prices primarily related to inflation in other manufacturing costs in each of the segments, higher unit volumes in the metal containers segment and a more favorable mix of products sold in the dispensing and specialty closures segment.

Gross Profit.  Gross profit margin increased 0.6 percentage points to 16.8 percent in the first quarter of 2023 as compared to the same period in 2022 for the reasons discussed below in "Income before Interest and Income Taxes."

Selling, General and Administrative Expenses.  Selling, general and administrative expenses as a percentage of consolidated net sales increased to 7.1 percent in the first quarter of 2023 as compared to 7.0 percent in the same period in 2022. Selling, general and administrative expenses increased $1.3 million to $101.3 million for the first quarter of 2023 as compared to $100.0 million for the same period in 2022.

Other pension and postretirement expense (income). Other pension and postretirement expense in the first quarter of 2023 was $1.3 million, while other pension and postretirement (income) in the first quarter of 2022 was $(11.3) million. This period -over-period change in other pension and postretirement expense (income) was the result of a lower pension asset balance in 2023 due to a lower rate of return on assets in 2022, higher pension plan interest cost and a decrease in the expected long-term rate of return on U.S. pension plan assets in 2023 from 2022. The expected long-term rate of return on pension plan assets was decreased from 6.9 percent in 2022 to 5.5 percent in 2023 due to planned changes in investment allocations for our U.S. pension plans, which are overfunded with plan assets of approximately 129 percent of projected benefit obligations at December 31, 2022, to a liability driven investment strategy that more closely matches plan assets with plan liabilities primarily using long duration bonds.

Income before Interest and Income Taxes.  Income before interest and income taxes for the first quarter of 2023 decreased by $12.2 million to $131.2 million as compared to $143.4 million in the first quarter of 2022, and margins decreased to 9.3 percent from 9.9 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of other pension and postretirement expense in the current year period as compared to other pension and postretirement income in the prior year period, the unfavorable impact in the current year period from the delayed pass through of higher resin costs as compared to the favorable impact in the prior year period from the delayed pass through of lower resin costs in the dispensing and specialty closures segment, the favorable impact in the prior year period from an inventory management program in the dispensing and specialty closures segment, lower volumes in the custom containers and dispensing and specialty closures segments, a less favorable mix of products sold in the metal containers segment, higher rationalization charges and the impact of unfavorable foreign currency translation. These decreases were partially offset by the favorable impact in the current year period from the lagged contractual pass through of inflation in other manufacturing costs in the metal containers segment, a more favorable mix of products sold in the dispensing and specialty closures segment, higher unit volumes in the metal containers segment, and cost savings and higher prices primarily related to inflation in other manufacturing costs in the custom containers business. Rationalization charges were $4.1 million and $1.4 million in the first quarters of 2023 and 2022, respectively.

Interest and Other Debt Expense. Interest and other debt expense for the first quarter of 2023 increased $6.0 million to $36.8 million as compared to $30.8 million in the same period in 2022. This increase was primarily due to higher weighted average interest rates.

Provision for Income Taxes. The effective tax rates were 23.8 percent and 24.6 percent for the first quarters of 2023 and 2022, respectively. The effective tax rate for the first quarter of 2023 was favorably impacted by higher income generated in more favorable tax jurisdictions.

Non-GAAP Measures

Generally accepted accounting principles in the United States are commonly referred to as GAAP. A non-GAAP financial measure is generally defined as a financial measure that purports to measure financial performance, financial position or liquidity but excludes or includes amounts that could not be so adjusted in the most comparable GAAP measure. Adjusted EBIT and adjusted EBIT margin are unaudited supplemental measures of financial performance that the Company uses, which are not required by, or presented in accordance with, GAAP and therefore are non-GAAP financial measures. These non-GAAP financial measures should not be considered as alternatives to income before interest and income taxes or any other measures derived in accordance with GAAP. Such non-GAAP financial measures should not be considered in isolation or as a substitute for any financial data prepared in accordance with GAAP and may not be comparable to similarly titled measures used by other companies. The Company uses such non-GAAP financial measures because it considers them to be important and useful supplemental measures of its and its segments’ financial performance which provide a more complete understanding of the Company and its segments than could be obtained absent such non-GAAP financial measures. The Company believes that it is important and useful to present these non-GAAP financial measures because they allow for a better period-over-period comparison of results by removing the impact of items that, in management’s view, do not reflect the Company’s or its segments’ core operating performance. Management uses these non-GAAP financial measures to review and analyze the operating performance of the Company and its segments. Investors and others are urged to review and consider carefully the adjustments made by management to the most comparable GAAP financial measure to arrive at these non-GAAP financial measures.

Adjusted EBIT, a non-GAAP financial measure, means income before interest and income taxes excluding, as applicable, acquired intangible asset amortization expense, other pension expense (income) for U.S. pension plans, rationalization charges, the impact from charges for the write-up of acquired inventory required under purchase accounting, the charge for the European Commission settlement and costs attributed to announced acquisitions. Adjusted EBIT margin, a non-GAAP financial measure, means adjusted EBIT divided by segment net sales.

Acquired intangible asset amortization expense is a non-cash expense related to acquired operations that management believes is not indicative of the on-going performance of the acquired operations. Since the Company’s U.S. pension plans are significantly over funded and have no required cash contributions for the foreseeable future based on current regulations, management views other pension expense (income) from the Company’s U.S. pension plans, which excludes service costs, as not reflective of the operational performance of the Company or its segments. While rationalization costs are incurred on a regular basis, management views these costs more as an investment to generate savings rather than period costs. The write-up of acquired inventory required under purchase accounting is viewed by management as part of the acquisition and is a non-cash charge that is not considered to be indicative of the on-going performance of the acquired operations. The charge for the European Commission settlement is nonrecurring and non-operational and relates to prior years and is not indicative of the on-going cost structure of the Company or its segments. Costs attributed to announced acquisitions consist of third party fees and expenses that are viewed by management as part of the acquisition and not indicative of the on-going cost structure of the Company. A reconciliation of such non-GAAP financial measures is provided below for the three months ended March 31:

	2023	2022
	(dollars in millions)
Dispensing and Specialty Closures:
Income before interest and income taxes (EBIT)	$70.9	$87.3
Acquired intangible asset amortization expense	11.8	12.0
Other pension expense (income) for U.S. pension plans	0.1	(2.8)
Rationalization charges	0.1	—
Adjusted EBIT	$82.9	$96.5

Metal Containers
Income before interest and income taxes (EBIT)	$47.8	$38.0
Acquired intangible asset amortization expense	0.3	0.3
Other pension expense (income) for U.S. pension plans	0.4	(6.7)
Rationalization charges	3.9	1.3
Adjusted EBIT	$52.4	$32.9

Custom Containers
Income before interest and income taxes (EBIT)	$18.5	$24.7
Acquired intangible asset amortization expense	1.1	1.1
Other pension expense (income) for U.S. pension plans	0.4	(2.5)
Rationalization charges	0.1	0.1
Adjusted EBIT	$20.1	$23.4

Corporate
Loss before interest and income taxes (EBIT)	$(6.0)	$(6.6)
Adjusted EBIT	$(6.0)	$(6.6)

Total adjusted EBIT	$149.4	$146.2

Dispensing and Specialty Closures Segment

	2023	2022
	(dollars in millions)

Net sales	$579.9	$597.9
Income before interest and income taxes (EBIT)	70.9	87.3
Income before interest and income taxes margin (EBIT margin)	12.2%	14.6%
Adjusted EBIT	$82.9	$96.5
Adjusted EBIT margin	14.3%	16.1%

Net sales for the dispensing and specialty closures segment decreased $18.0 million, or 3.0 percent, in the first quarter of 2023 as compared to the same period in 2022. This decrease was primarily the result of lower unit volumes of approximately six percent, the impact of unfavorable foreign currency translation of approximately $12 million and non-recurring net sales associated with Russia in 2022 of $4.0 million, partially offset by a more favorable mix of products sold and higher selling prices primarily related to inflation in other manufacturing costs. The decrease in unit volumes was principally the result of lower volumes for closures for food and beverage markets due to the timing of customer purchases, partially offset by volume growth in higher margin dispensing products.

Adjusted EBIT of the dispensing and specialty closures segment for the first quarter of 2023 decreased $13.6 million as compared to the same period in 2022, and adjusted EBIT margin decreased to 14.3 percent from 16.1 percent over the same periods. The decrease in adjusted EBIT was primarily due to the unfavorable impact in the current year period from the delayed pass through of higher resin costs as compared to the favorable impact in the prior year period from the delayed pass through of lower resin costs, the favorable impact in the prior year period from an inventory management program, lower unit volumes and the impact of unfavorable foreign currency translation, partially offset by a more favorable mix of products sold.

Metal Containers Segment

	2023	2022
	(dollars in millions)

Net sales	$670.1	$650.7
Income before interest and income taxes (EBIT)	47.8	38.0
Income before interest and income taxes margin (EBIT margin)	7.1%	5.8%
Adjusted EBIT	$52.4	$32.9
Adjusted EBIT margin	7.8%	5.1%

Net sales for the metal containers segment increased $19.4 million, or 3.0 percent, in the first quarter of 2023 as compared to the same period in 2022. This increase was primarily the result of higher unit volumes of approximately three percent and higher average selling prices due to the lagged contractual pass through of inflation in other manufacturing costs, partially offset by a less favorable mix of products sold, non-recurring net sales associated with Russia in 2022 of $5.5 million and the impact of unfavorable foreign currency translation of approximately $4 million. The increase in unit volumes was principally the result of higher volumes primarily for pet food.

Adjusted EBIT of the metal containers segment for the first quarter of 2023 increased $19.5 million as compared to the same period in 2022, and adjusted EBIT margin increased to 7.8 percent from 5.1 percent for the same periods. The increase in adjusted EBIT was primarily due to higher average selling prices due to the lagged contractual pass through of inflation in other manufacturing costs and higher unit volumes, partially offset by a less favorable mix of products sold and the impact of unfavorable foreign currency translation.

Custom Containers Segment

	2023	2022
	(dollars in millions)

Net sales	$168.3	$193.3
Income before interest and income taxes (EBIT)	18.5	24.7
Income before interest and income taxes margin (EBIT margin)	11.0%	12.8%
Adjusted EBIT	$20.1	$23.4
Adjusted EBIT margin	11.9%	12.1%

Net sales for the custom containers segment decreased $25.0 million, or 12.9 percent, in the first quarter of 2023 as compared to the same period in 2022. This decrease was principally due to lower volumes of approximately ten percent, the unfavorable impact in the current year period from the pass through of lower resin costs and the impact of unfavorable foreign currency translation of approximately $2 million, partially offset by price increases primarily related to inflation in other manufacturing costs. The decline in volumes was primarily due to the exiting of lower margin business that did not meet reinvestment criteria.

Adjusted EBIT of the custom containers segment for the first quarter of 2023 decreased $3.3 million as compared to the same period in 2022, and adjusted EBIT margin decreased to 11.9 percent from 12.1 percent over the same periods. The decrease in adjusted EBIT was primarily attributable to lower volumes, partially offset by cost savings and higher prices primarily related to inflation in other manufacturing costs.

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

For the three months ended March 31, 2023, we used net borrowings of revolving loans and proceeds from other foreign long-term debt of an aggregate of $756.5 million and cash and cash equivalents of $84.6 million (including the positive effect of exchange rate changes of $3.8 million) to fund cash used in operations of $631.8 million, net capital expenditures and other investing activities of $67.0 million, decreases in outstanding checks of $61.4 million, the repayment of long-term debt of $50.7 million, dividends paid on our common stock of $20.6 million and repurchases of our common stock of $13.4 million.
For the three months ended March 31, 2022, we used net borrowings of revolving loans of $520.2 million and cash and cash equivalents of $371.9 million (including the positive effect of exchange rate changes of $1.4 million) to fund the redemption of our 4¾% Senior Notes for $300.0 million, cash used in operations of $267.4 million, decreases in outstanding checks of $225.9 million, net capital expenditures and other investing activities of $70.0 million, dividends paid on our common stock of $18.7 million and repurchases of our common stock of $11.5 million.

At March 31, 2023, we had $755.0 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at March 31, 2023 was $724.6 million.

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

Supply Chain Finance Program

We believe that we negotiate the best terms possible with our suppliers, including payment terms. In connection therewith, we initiated a SCF program with a major global financial institution. Under this SCF program, qualifying suppliers may elect, but are not obligated, to sell their receivables from us to such financial institution. A participating supplier negotiates its receivables sale arrangements directly with the financial institution under this SCF program. While we are not party to, and do not participate in the negotiation of, such receivables sale arrangements, such financial institution allows a participating supplier to utilize our creditworthiness in establishing a credit spread in respect of the sale of its receivables from us as well as in establishing other applicable terms. This may provide a supplier with more favorable terms than it would be able to secure on its own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in this SCF program and reaches an agreement with the financial institution, the supplier independently elects which individual invoices to us that they sell to the financial institution. All of our payments to a participating supplier are paid to the financial institution on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to the financial institution. The financial institution then pays the supplier on the invoice due date under our agreement with such supplier for any invoices not previously sold by the supplier to the financial institution. Amounts due to a supplier that elects to participate in this SCF program are included in accounts payable in our Condensed Consolidated Balance Sheet, and the associated payments are reflected in net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. Separate from this SCF program, we and suppliers who participate in this SCF program generally maintain the contractual right to require the other party to negotiate in good faith the existing payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Outstanding trade accounts payables subject to this SCF program were approximately $318.4 million, $372.2 million and $346.8 million at March 31, 2023 and 2022 and December 31, 2022, respectively.

Guaranteed Securities

Each of the 3¼% Senior Notes, the 4⅛% Senior Notes, the 2¼% Senior Notes and the 1.4% Senior Secured Notes were issued by Silgan and are guaranteed by our U.S. subsidiaries that also guarantee our obligations under the Credit Agreement, collectively the Obligor Group.

The following summarized financial information relates to the Obligor Group as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in subsidiaries of Silgan that are not part of the Obligor Group of $1.5 billion and $1.4 billion as of March 31, 2023 and December 31, 2022 are not included in noncurrent assets in the table below.

	March 31, 2023	Dec. 31, 2022
	(Dollars in millions)

Current assets	$1,718.6	$1,247.4
Noncurrent assets	4,043.2	4,028.4
Current liabilities	1,493.8	1,077.7
Noncurrent liabilities	3,946.5	3,911.4

At March 31, 2023 and December 31, 2022, the Obligor Group held current receivables due from other subsidiary companies of $39.2 million and $72.4 million, respectively; long-term notes receivable due from other subsidiary companies of $754.5 million and $730.0 million, respectively; and current payables due to other subsidiary companies of $5.4 million and $7.9 million, respectively.

Three months ended March 31, 2023
(Dollars in millions)

Net sales	$1,020.7
Gross profit	146.6
Net income	45.0

For the three months ended March 31, 2023, net income in the table above excludes income from equity method investments of other subsidiary companies of $27.1 million. For the three months ended March 31, 2023, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $13.3 million; net credits from such other subsidiary companies of $7.9 million; and net interest income from such other subsidiary companies of $8.5 million. For the three months ended March 31, 2023, the Obligor Group received dividends from other subsidiary companies of $2.4 million.

Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $5.1 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $1.7 million and $5.4 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.9 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $0.8 million in 2023 and $2.6 million annually thereafter through 2040.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2023 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Since such filing, other than the changes discussed in Note 7 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2023 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the first quarter of 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a) Total Number of Shares Purchased
		(b) Average Price Paid per Share

January 1-31, 2023	—	$—	—	$267.9
February 1-28, 2023	—	$—	—	$267.9
March 1-31, 2023	92,996	$51.60	92,996	$263.1

Total	92,996	$51.60	92,996	$263.1

(1) On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026, of which we had repurchased approximately $32.1 million of our common stock prior to the first quarter of 2023.

Item 6.  Exhibits

Exhibit Number	Description

22
Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 filed with our Annual Report on Form 10-K for the year ended December 31, 2022, Commission File No. 001-41459).

10.1
Silgan Holdings Inc. Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A, dated April 20, 2023, Commission File No. 001-41459).

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

SILGAN HOLDINGS INC.

Dated: May 3, 2023	/s/ Kimberly I. Ulmer
Kimberly I. Ulmer
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)