Form 10-Q
period 2023-06-30
SILGAN HOLDINGS INC
filed 2023-08-03
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 31, 2023, the number of shares outstanding of the Registrant’s common stock was 109,946,430.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2023	June 30, 2022	Dec. 31, 2022
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$236,606	$247,843	$585,622
Trade accounts receivable, net	1,067,550	931,282	657,968
Inventories	1,251,544	1,253,894	769,403
Prepaid expenses and other current assets	142,757	120,133	119,659
Total current assets	2,698,457	2,553,152	2,132,652

Property, plant and equipment, net	1,934,187	1,932,805	1,931,497
Goodwill	2,007,388	1,966,136	1,984,952
Other intangible assets, net	745,275	785,976	763,812
Other assets, net	528,414	636,430	532,844
	$7,913,721	$7,874,499	$7,345,757

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$811,387	$718,695	$80,061
Trade accounts payable	751,758	880,862	974,030
Accrued payroll and related costs	94,961	109,211	98,914
Accrued liabilities	221,521	251,271	284,855
Total current liabilities	1,879,627	1,960,039	1,437,860

Long-term debt	3,351,176	3,367,469	3,345,381
Deferred income taxes	384,410	430,147	388,677
Other liabilities	427,372	491,381	455,583

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	345,442	331,877	339,839
Retained earnings	3,072,021	2,833,431	2,961,079
Accumulated other comprehensive loss	(279,554)	(308,216)	(345,310)
Treasury stock	(1,268,524)	(1,233,380)	(1,239,103)
Total stockholders’ equity	1,871,136	1,625,463	1,718,256
	$7,913,721	$7,874,499	$7,345,757

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2023 and 2022
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net sales	$1,426,727	$1,543,781	$2,845,008	$2,985,667
Cost of goods sold	1,176,601	1,269,855	2,356,917	2,478,288
Gross profit	250,126	273,926	488,091	507,379
Selling, general and administrative expenses	102,171	123,830	203,501	223,841
Rationalization charges	2,667	3,428	6,788	4,807
Other pension and postretirement expense (income)	1,295	(11,349)	2,581	(22,678)
Income before interest and income taxes	143,993	158,017	275,221	301,409
Interest and other debt expense before loss on early extinguishment of debt	46,792	28,660	83,558	58,009
Loss on early extinguishment of debt	—	—	—	1,481
Interest and other debt expense	46,792	28,660	83,558	59,490
Income before income taxes	97,201	129,357	191,663	241,919
Provision for income taxes	18,311	36,682	40,744	64,369
Net income	$78,890	$92,675	$150,919	$177,550

Earnings per share:
Basic net income per share	$0.72	$0.84	$1.37	$1.60
Diluted net income per share	$0.71	$0.83	$1.36	$1.59

Weighted average number of shares:
Basic	110,129	110,840	110,211	110,750
Effect of dilutive securities	323	388	476	590
Diluted	110,452	111,228	110,687	111,340

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2023 and 2022
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net income	$78,890	$92,675	$150,919	$177,550
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	1,217	539	3,523	1,038
Change in fair value of derivatives	4,652	(60)	3,365	2,277
Foreign currency translation	39,147	(64,053)	58,868	(51,703)
Other comprehensive income (loss)	45,016	(63,574)	65,756	(48,388)
Comprehensive income	$123,906	$29,101	$216,675	$129,162

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2023 and 2022
(Dollars in thousands)
(Unaudited)

	2023	2022
Cash flows provided by (used in) operating activities:
Net income	$150,919	$177,550
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	134,122	136,790
Rationalization charges	6,788	4,807
Stock compensation expense	7,156	8,870
Loss on early extinguishment of debt	—	1,481
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(397,413)	(243,261)
Inventories	(472,989)	(475,171)
Trade accounts payable	(143,180)	15,331
Accrued liabilities	(78,545)	15,914
Other, net	(18,606)	5,753
Net cash (used in) operating activities	(811,748)	(351,936)

Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	—	(1,333)
Capital expenditures	(118,204)	(118,357)
Other, net	1,239	(688)
Net cash (used in) investing activities	(116,965)	(120,378)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	998,167	753,657
Repayments under revolving loans	(244,554)	(54,815)
Proceeds from issuance of long-term debt	5,094	—
Repayments of long-term debt	(51,867)	(300,000)
Changes in outstanding checks - principally vendors	(61,433)	(225,863)
Dividends paid on common stock	(40,422)	(36,680)
Repurchase of common stock	(30,974)	(39,402)
Net cash provided by financing activities	574,011	96,897

Effect of exchange rate changes on cash and cash equivalents	5,686	(8,179)

Cash and cash equivalents:
Net (decrease)	(349,016)	(383,596)
Balance at beginning of year	585,622	631,439
Balance at end of period	$236,606	$247,843

Interest paid, net	$80,623	$59,297
Income taxes paid, net	84,884	28,881

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and six months ended June 30, 2023 and 2022
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Common stock - shares outstanding
Balance at beginning of period	110,252	110,800	110,079	110,410
Net issuance of treasury stock for vested restricted stock units	46	65	312	455
Repurchases of common stock	(352)	(650)	(445)	(650)
Balance at end of period	109,946	110,215	109,946	110,215

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751	$1,751

Paid-in capital
Balance at beginning of period	342,157	328,201	339,839	325,448
Stock compensation expense	3,475	3,991	7,156	8,870
Net issuance of treasury stock for vested restricted stock units	(190)	(315)	(1,553)	(2,441)
Balance at end of period	345,442	331,877	345,442	331,877

Retained earnings
Balance at beginning of period	3,013,104	2,758,697	2,961,079	2,691,745
Net income	78,890	92,675	150,919	177,550
Dividends declared on common stock	(19,973)	(17,941)	(39,977)	(35,864)
Balance at end of period	3,072,021	2,833,431	3,072,021	2,833,431

Accumulated other comprehensive loss
Balance at beginning of period	(324,570)	(244,642)	(345,310)	(259,828)
Other comprehensive income (loss)	45,016	(63,574)	65,756	(48,388)
Balance at end of period	(279,554)	(308,216)	(279,554)	(308,216)

Treasury stock
Balance at beginning of period	(1,251,152)	(1,205,768)	(1,239,103)	(1,196,420)
Net issuance of treasury stock for vested restricted stock units	(415)	(1,245)	(7,664)	(10,593)
Repurchases of common stock	(16,957)	(26,367)	(21,757)	(26,367)
Balance at end of period	(1,268,524)	(1,233,380)	(1,268,524)	(1,233,380)
Total stockholders’ equity	$1,871,136	$1,625,463	$1,871,136	$1,625,463

Dividends declared on common stock per share	$0.18	$0.16	$0.36	$0.32

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2023 and 2022 and for the
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

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Dollars in thousands)
Dispensing and Specialty Closures	$560,096	$602,431	$1,140,028	$1,200,358
Metal Containers	710,864	754,396	1,380,960	1,405,122
Custom Containers	155,767	186,954	324,020	380,187
	$1,426,727	$1,543,781	$2,845,008	$2,985,667

Revenues by geography were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Dollars in thousands)
North America	$1,061,906	$1,154,614	$2,118,432	$2,240,838
Europe and other	364,821	389,167	726,576	744,829
	$1,426,727	$1,543,781	$2,845,008	$2,985,667

Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $109.7 million, $110.3 million, and $110.2 million as of June 30, 2023 and 2022 and December 31, 2022, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2023 and 2022 and for the
three and six months then ended is unaudited)

Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Dollars in thousands)
Dispensing and Specialty Closures	$1,214	$—	$1,328	$—
Metal Containers	1,453	3,428	5,356	4,702
Custom Containers	—	—	104	105
	$2,667	$3,428	$6,788	$4,807

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Total
	(Dollars in thousands)
Balance at December 31, 2022	$31,641	$159	$31,800
Charged to expense	3,640	3,148	6,788
Utilized and currency translation	(5,710)	(3,143)	(8,853)
Balance at June 30, 2023	$29,571	$164	$29,735

Rationalization reserves as of June 30, 2023 were recorded in our Condensed Consolidated Balance Sheet as accrued liabilities of $2.5 million and other liabilities of $27.2 million. Excluding the impact of our withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $1.0 million and $3.3 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.9 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $0.8 million in 2023 and $2.6 million annually thereafter through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2023 and 2022 and for the
three and six months then ended is unaudited)

Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2022	$(156,733)	$(772)	$(187,805)	$(345,310)
Other comprehensive income before reclassifications	—	2,736	35,279	38,015
Amounts reclassified from accumulated other comprehensive loss	3,523	629	23,589	27,741
Other comprehensive income	3,523	3,365	58,868	65,756
Balance at June 30, 2023	$(153,210)	$2,593	$(128,937)	$(279,554)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and six months ended June 30, 2023 were net (losses) of $(2.6) million and $(5.1) million, respectively, excluding income tax benefits of $1.4 million and $1.6 million, respectively. For the three and six months ended June 30, 2023, these net (losses) consisted of amortization of net actuarial (losses) of $(2.8) million and $(5.5) million and amortization of net prior service credit of $0.2 million and $0.4 million, respectively. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2023 were not significant.

Other comprehensive income before reclassifications related to foreign currency translation for the three and six months ended June 30, 2023 consisted of (i) foreign currency gains related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $16.1 million and $41.7 million, respectively, (ii) foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $1.1 million and $1.9 million, respectively, and (iii) foreign currency (losses) related to our net investment hedges of $(2.1) million and $(10.9) million, respectively, excluding income tax benefits of $0.5 million and $2.6 million, respectively. See Note 7 for further discussion. Amounts reclassified from accumulated other comprehensive loss related to foreign currency translation for the three and six months ended June 30, 2023 related to the shutdown of our metal container manufacturing facilities in Russia.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2023 and 2022 and for the
three and six months then ended is unaudited)

Note 5.               Inventories

Inventories consisted of the following:

	June 30, 2023	June 30, 2022	Dec. 31, 2022
	(Dollars in thousands)
Raw materials	$524,993	$362,950	$409,349
Work-in-process	238,546	255,249	218,691
Finished goods	815,884	807,219	469,212
Other	16,433	16,881	16,463
	1,595,856	1,442,299	1,113,715
Adjustment to value inventory at cost on the LIFO method	(344,312)	(188,405)	(344,312)
	$1,251,544	$1,253,894	$769,403

Note 6.               Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2023	June 30, 2022	Dec. 31, 2022
	(Dollars in thousands)
Bank debt
Bank revolving loans	$738,000	$675,000	$—
U.S. term loans	950,000	1,000,000	1,000,000
Other foreign bank revolving and term loans	71,016	61,364	49,673
Total bank debt	1,759,016	1,736,364	1,049,673
3¼% Senior Notes	709,150	679,510	693,680
4⅛% Senior Notes	600,000	600,000	600,000
2¼% Senior Notes	545,500	522,700	533,600
1.4% Senior Secured Notes	500,000	500,000	500,000
Finance leases	64,225	66,938	65,667
Total debt - principal	4,177,891	4,105,512	3,442,620
Less unamortized debt issuance costs and debt discount	15,328	19,348	17,178
Total debt	4,162,563	4,086,164	3,425,442
Less current portion	811,387	718,695	80,061
	$3,351,176	$3,367,469	$3,345,381

At June 30, 2023, the current portion of long-term debt consisted of $738.0 million of U.S. revolving loans under our amended and restated senior secured credit facility, as amended, or the Credit Agreement, $46.7 million of other foreign bank revolving and term loans and $26.7 million of finance leases.

On June 22, 2023, we and certain of our wholly owned subsidiaries entered into the Fourth Amendment to Amended and Restated Credit Agreement, or the Fourth Amendment, with the lenders party to the Credit Agreement and Wells Fargo Bank, National Association, as administrative agent. The Fourth Amendment amended the Credit Agreement to provide for the transition from LIBOR based interest rates to SOFR (Secured Overnight Financing Rates) and SONIA (Sterling Overnight Index Average) based interest rates and to provide for standard interest rate benchmark replacement language. The Fourth Amendment also reduced the spread adjustments for Term SOFR borrowings.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2023 and 2022 and for the
three and six months then ended is unaudited)

Note 7.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at June 30, 2023:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$236,606	$236,606

Liabilities:
Bank debt	$1,759,016	$1,759,016
3¼% Senior Notes	709,150	696,570
4⅛% Senior Notes	599,376	550,530
2¼% Senior Notes	545,500	471,012
1.4% Senior Secured Notes	499,849	441,595

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at June 30, 2023 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

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
(Information at June 30, 2023 and 2022 and for the
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

Interest Rate Swap Agreements

We had two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations, with a fixed rate of 2.878 percent, that matured on March 24, 2023. In March 2023, we entered into four U.S. dollar interest rate swap agreements, each for $75.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations. These agreements have a fixed rate ranging from 3.889 percent to 3.905 percent, mature on April 3, 2026, and were entered into with financial institutions which are expected to fully perform under the terms thereof. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three and six months ended June 30, 2023. The total fair value of our interest rate swaps agreements in effect at June 30, 2023 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three and six months ended June 30, 2023. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at June 30, 2023 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize our foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼% Senior Notes which are Euro denominated. Foreign currency (losses) related to our net investment hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2023 were $(2.1) million and $(10.9) million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2023 and 2022 and for the
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

Note 9.               Supply Chain Finance Program

We have a supply chain finance (“SCF”) program with a major global financial institution. Under this SCF program, qualifying suppliers may elect, but are not obligated, to sell their receivables from us to such financial institution. We agree to pay the financial institution the stated amount of invoices from our suppliers electing to participate on the original maturity dates of the invoices. We may terminate our agreement with the financial institution upon at least 30 days’ notice, and the financial institution may terminate our agreement upon at least 10 days’ notice. Additionally, suppliers who elect to participate in this SCF program may terminate their participation upon at least 30 days’ notice. The suppliers' invoices sold under this SCF program can be outstanding up to 210 days from the invoice date. Suppliers’ invoices included in this SCF program were $321.9 million, $369.5 million and $346.8 million at June 30, 2023 and 2022 and December 31, 2022, respectively, and were included in accounts payable in our Condensed Consolidated Balance Sheets.

Note 10.               Retirement Benefits

The components of the net periodic pension benefit cost (credit) were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Dollars in thousands)
Service cost	$2,234	$3,270	$4,463	$6,570
Interest cost	8,724	5,140	17,433	10,299
Expected return on plan assets	(10,187)	(17,315)	(20,376)	(34,629)
Amortization of prior service cost	25	53	53	108
Amortization of actuarial losses	2,939	1,157	5,884	2,312
Net periodic benefit cost (credit)	$3,735	$(7,695)	$7,457	$(15,340)

The components of the net periodic other postretirement benefit credit were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Dollars in thousands)
Service cost	$12	$26	$26	$51
Interest cost	189	109	378	218
Amortization of prior service credit	(233)	(416)	(468)	(832)
Amortization of actuarial gains	(162)	(77)	(323)	(154)
Net periodic benefit credit	$(194)	$(358)	$(387)	$(717)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2023 and 2022 and for the
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

Note 12.               Treasury Stock

On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026. During the six months ended June 30, 2023, we repurchased an aggregate of 445,104 shares of our common stock at an average price per share of $48.74, for a total purchase price of $21.7 million. At June 30, 2023, we had approximately $246.2 million remaining under this authorization for the repurchase of our common stock.

During the first six months of 2023, we issued 487,409 treasury shares which had an average cost of $3.19 per share for restricted stock units that vested during the period that had been previously issued under a prior stock-based compensation plan. In accordance with the applicable agreements for such restricted stock units, we repurchased 174,882 shares of our common stock at an average cost of $52.71 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method. As of June 30, 2023, 65,166,066 shares of our common stock were held in treasury.

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued restricted stock units to our officers, other key employees and outside directors. In May and June of 2023, 293,190 restricted stock units were granted to certain of our officers, other key employees and outside directors. The fair value of these restricted stock units at the grant date was $13.6 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2023 and 2022 and for the
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

Reportable segment information was as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended June 30, 2023
Net sales	$560,096	$710,864	$155,767	$—	$1,426,727
Adjusted EBIT	76,882	75,740	18,444	(10,268)	160,798
Depreciation	25,756	18,528	8,999	18	53,301

Three Months Ended June 30, 2022
Net sales	$602,431	$754,396	$186,954	$—	$1,543,781
Adjusted EBIT	100,340	63,439	29,451	(5,377)	187,853
Depreciation	24,808	19,558	8,796	39	53,201

Six Months Ended June 30, 2023
Net sales	$1,140,028	$1,380,960	$324,020	$—	$2,845,008
Adjusted EBIT	159,818	128,140	38,478	(16,234)	310,202
Depreciation	50,515	36,516	17,834	58	104,923

Six Months Ended June 30, 2022
Net sales	$1,200,358	$1,405,122	$380,187	$—	$2,985,667
Adjusted EBIT	196,868	96,390	52,815	(12,001)	334,072
Depreciation	49,469	40,289	17,539	81	107,378

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2023 and 2022 and for the
three and six months then ended is unaudited)

Total adjusted EBIT is reconciled to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Dollars in thousands)
Total adjusted EBIT	$160,798	$187,853	$310,202	$334,072
Less:
Acquired intangible asset amortization expense	13,304	13,188	26,525	26,618
Other pension expense (income) for U.S. pension plans	834	(11,983)	1,668	(23,965)
Rationalization charges	2,667	3,428	6,788	4,807
European Commission settlement	—	25,203	—	25,203
Income before interest and income taxes	143,993	158,017	275,221	301,409
Less interest and other debt expense	46,792	28,660	83,558	59,490
Income before income taxes	$97,201	$129,357	$191,663	$241,919

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales
Dispensing and Specialty Closures	39.3%	39.0%	40.1%	40.2%
Metal Containers	49.8	48.9	48.5	47.1
Custom Containers	10.9	12.1	11.4	12.7
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	82.5	82.3	82.8	83.0
Gross profit	17.5	17.7	17.2	17.0
Selling, general and administrative expenses	7.1	8.0	7.2	7.5
Rationalization charges	0.2	0.2	0.2	0.2
Other pension and postretirement expense (income)	0.1	(0.7)	0.1	(0.8)
Income before interest and income taxes	10.1	10.2	9.7	10.1
Interest and other debt expense	3.3	1.8	3.0	2.0
Income before income taxes	6.8	8.4	6.7	8.1
Provision for income taxes	1.3	2.4	1.4	2.2
Net income	5.5%	6.0%	5.3%	5.9%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in millions)
Net sales
Dispensing and Specialty Closures	$560.1	$602.4	$1,140.0	$1,200.4
Metal Containers	710.8	754.4	1,381.0	1,405.1
Custom Containers	155.8	187.0	324.0	380.2
Consolidated	$1,426.7	$1,543.8	$2,845.0	$2,985.7

Income before interest and income taxes
Dispensing and Specialty Closures	$63.7	$91.3	$134.7	$178.7
Metal Containers	73.6	66.4	121.4	104.4
Custom Containers	17.0	30.9	35.4	55.6
Corporate	(10.3)	(30.6)	(16.3)	(37.3)
Consolidated	$144.0	$158.0	$275.2	$301.4

Net Sales.  In the second quarter of 2023, consolidated net sales were $1.43 billion, a decrease of $117.1 million, or 7.6 percent, as compared to the second quarter of 2022 primarily due to lower volumes across all segments, non-recurring net sales associated with Russia in the second quarter of 2022, a less favorable mix of products sold in the metal containers segment and lower average selling prices in the custom containers segment due primarily to the pass through of lower resin costs. These decreases were partially offset by higher selling prices in the metal containers segment primarily related to the pass through of inflation in labor and other manufacturing costs and the impact from favorable foreign currency translation.

In the first six months of 2023, consolidated net sales were $2.85 billion, a decrease of $140.7 million, or 4.7 percent, as compared to the first six months of 2022 primarily due to lower volumes across all segments, non-recurring net sales associated with Russia in the first six months of 2022, the impact from unfavorable foreign currency translation, a less favorable mix of products sold in the metal containers segment and lower average selling prices in the custom containers segment due primarily to the pass through of lower resin costs. These decreases were partially offset by price increases primarily related to inflation in other manufacturing costs and a more favorable mix of products sold in the dispensing and specialty closures segment.

Gross Profit.  Gross profit margin decreased 0.2 percentage points to 17.5 percent in the second quarter of 2023 and increased 0.2 percentage points to 17.2 percent in the first six months of 2023 as compared to the same periods in 2022 primarily for the reasons discussed below in "Income before Interest and Income Taxes."

Selling, General and Administrative Expenses.  In the second quarter of 2023, selling, general and administrative expenses as a percentage of consolidated net sales decreased to 7.1 percent as compared to 8.0 percent in the second quarter of 2022. For the second quarter of 2023, selling, general and administrative expenses decreased $21.6 million to $102.2 million as compared to the second quarter in 2022. In the first six months of 2023, selling, general and administrative expenses as a percentage of consolidated net sales decreased to 7.2 percent as compared to 7.5 percent in the first six months of 2022. For the first six months of 2023, selling, general and administrative expenses decreased $20.3 million to $203.5 million as compared to the first six months in 2022. The decrease in selling, general and administrative expenses for each of the second quarter and first six months of 2023 was primarily due to the charge of $25.2 million for the settlement with the European Commission in the second quarter of 2022, partially offset by the write-off of a tax indemnity from a historical acquisition and higher expense for corporate development activities.

Other pension and postretirement expense (income). Other pension and postretirement expense in the second quarter of 2023 was $1.3 million, while other pension and postretirement (income) in the second quarter of 2022 was $(11.3) million. Other pension and postretirement expense in the first six months of 2023 was $2.6 million, while other pension and postretirement (income) in the first six months of 2022 was $(22.7) million. These period-over-period changes in other pension and postretirement expense (income) were the result of a lower pension asset balance in 2023 due to a lower rate of return on assets in 2022, higher pension plan interest cost and a decrease in the expected long-term rate of return on U.S. pension plan assets in 2023 from 2022. The expected long-term rate of return on pension plan assets was decreased from 6.9 percent in 2022 to 5.5 percent in 2023 due to planned changes in investment allocations for our U.S. pension plans, which are overfunded with plan assets of approximately 129 percent of projected benefit obligations at December 31, 2022, to a liability driven investment strategy that more closely matches plan assets with plan liabilities primarily using long duration bonds.

Income before Interest and Income Taxes.  In the second quarter of 2023, income before interest and income taxes decreased by $14.0 million to $144.0 million as compared to $158.0 million in the second quarter of 2022, and margins decreased to 10.1 percent from 10.2 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of lower volumes across all segments, other pension and postretirement expense in the second quarter of 2023 as compared to other pension and postretirement income in the second quarter of 2022, the favorable impact in the second quarter of 2022 from an inventory management program and cost recovery of certain customer project expenditures in the dispensing and specialty closures segment, the unfavorable impact of higher costs related to labor challenges that impacted output at a U.S. food and beverage closures facility, the write-off of a tax indemnity from a historical acquisition and higher expense for corporate development activities. These decreases were partially offset by the charge of $25.2 million associated with the settlement with the European Commission in the second quarter of 2022, the favorable impact in the second quarter of 2023 from price increases primarily related to inflation in other manufacturing costs, a more favorable mix of products sold in the dispensing and specialty closures segment and lower rationalization charges. Rationalization charges were $2.7 million and $3.4 million in the second quarters of 2023 and 2022, respectively.

In the first six months of 2023, income before interest and income taxes decreased by $26.2 million to $275.2 million as compared to $301.4 million in the first six months of 2022, and margins decreased to 9.7 percent from 10.1 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of lower volumes across all segments, other pension and postretirement expense in the first six months of 2023 as compared to other pension and postretirement income in the first six months of 2022, the favorable impact in the first six months of 2022 from an inventory management program and cost recovery of certain customer project expenditures in the dispensing and specialty closures segment, the unfavorable impact of higher costs related to labor challenges that impacted output at a U.S. food and beverage closures facility, higher corporate expense related to the write-off of a tax indemnity from a historical acquisition and corporate development activities, and higher rationalization charges. These decreases were partially offset by the $25.2 million charge for the settlement with the European Commission in the first six months of 2022, the favorable impact in the first six months of 2023 from price increases primarily related to inflation in other manufacturing costs and a more favorable mix of products sold in the dispensing and specialty closures segment. Rationalization charges were $6.8 million and $4.8 million in the first six months of 2023 and 2022, respectively.

Interest and Other Debt Expense. In the second quarter of 2023, interest and other debt expense increased $18.1 million to $46.8 million as compared to $28.7 million in the second quarter of 2022. In the first six months of 2023, interest and other debt expense increased $24.1 million to $83.6 million as compared to $59.5 million in the first six months of 2022. These increases were primarily due to higher weighted average interest rates and the write-off of $3.5 million of accrued interest income associated with a historical acquisition tax indemnity. The first six months of 2022 also included a loss on early extinguishment of debt of $1.5 million.

Provision for Income Taxes. For the second quarters of 2023 and 2022, the effective tax rates were 18.8 percent and 28.4 percent, respectively. For the first six months of 2023 and 2022, the effective tax rates were 21.3 percent and 26.6 percent, respectively. The effective tax rates for the second quarter and first six months of 2023 were favorably impacted by the reversal of tax reserves associated with a historical acquisition indemnity which unfavorably impacted corporate and interest expense in both periods. The effective tax rate in the second quarter and first six months of 2022 was unfavorably impacted by the non-deductible settlement with the European Commission.

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

A reconciliation of such non-GAAP financial measures for the periods presented is provided below:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Dollars in millions)
Dispensing and Specialty Closures:
Income before interest and income taxes (EBIT)	$63.7	$91.3	$134.7	$178.7
Acquired intangible asset amortization expense	11.8	11.7	23.6	23.7
Other pension expense (income) for U.S. pension plans	0.2	(2.7)	0.3	(5.5)
Rationalization charges	1.2	—	1.3	—
Adjusted EBIT	$76.9	$100.3	$159.9	$196.9

Metal Containers
Income before interest and income taxes (EBIT)	$73.6	$66.4	$121.4	$104.4
Acquired intangible asset amortization expense	0.3	0.3	0.6	0.6
Other pension expense (income) for U.S. pension plans	0.3	(6.6)	0.7	(13.3)
Rationalization charges	1.5	3.4	5.4	4.7
Adjusted EBIT	$75.7	$63.5	$128.1	$96.4

Custom Containers
Income before interest and income taxes (EBIT)	$17.0	$30.9	$35.4	$55.6
Acquired intangible asset amortization expense	1.2	1.2	2.3	2.3
Other pension expense (income) for U.S. pension plans	0.3	(2.6)	0.7	(5.1)
Rationalization charges	—	—	0.1	0.1
Adjusted EBIT	$18.5	$29.5	$38.5	$52.9

Corporate
Loss before interest and income taxes (EBIT)	$(10.3)	$(30.6)	$(16.3)	$(37.3)
European Commission settlement	—	25.2	—	25.2
Adjusted EBIT	$(10.3)	$(5.4)	$(16.3)	$(12.1)

Total adjusted EBIT	$160.8	$187.9	$310.2	$334.1

Dispensing and Specialty Closures Segment

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Dollars in millions)

Net sales	$560.1	$602.4	$1,140.0	$1,200.4
Income before interest and income taxes (EBIT)	63.7	91.3	134.7	178.7
Income before interest and income taxes margin (EBIT margin)	11.4%	15.2%	11.8%	14.9%
Adjusted EBIT	$76.9	$100.3	$159.9	$196.9
Adjusted EBIT margin	13.7%	16.7%	14.0%	16.4%

In the second quarter of 2023, net sales for the dispensing and specialty closures segment decreased $42.3 million, or 7.0 percent, as compared to the second quarter of 2022. This decrease was primarily the result of lower unit volumes of approximately eight percent, including non-recurring net sales associated with Russia in the second quarter of 2022 of $5.4 million, partially offset by the impact of favorable foreign currency translation of approximately $3 million. The decrease in unit volumes was principally the result of lower volumes for closures for food and beverage markets and non-recurring volumes associated with Russia, partially offset by volume growth in higher margin dispensing products.

In the first six months of 2023, net sales for the dispensing and specialty closures segment decreased $60.4 million, or 5.0 percent, as compared to the first six months of 2022. This decrease was primarily the result of lower unit volumes of approximately seven percent, including non-recurring net sales associated with Russia in the first six months of 2022 of $9.4 million, and the impact of unfavorable foreign currency translation of approximately $9 million, partially offset by a more favorable mix of products sold and higher selling prices primarily related to inflation in other manufacturing costs. The decrease in unit volumes was principally the result of lower volumes for closures for food and beverage markets and non-recurring volumes associated with Russia, partially offset by volume growth in higher margin dispensing products.

In the second quarter of 2023, adjusted EBIT of the dispensing and specialty closures segment decreased $23.4 million as compared to the second quarter of 2022, and adjusted EBIT margin decreased to 13.7 percent from 16.7 percent over the same periods. The decrease in adjusted EBIT was primarily due to the favorable impact in the second quarter of 2022 from an inventory management program and cost recovery for certain customer project expenditures, lower unit volumes and the unfavorable impact of higher costs related to labor challenges that impacted output at a U.S. food and beverage closures facility, partially offset by higher selling prices primarily related to inflation in other manufacturing costs and a more favorable mix of products sold.

In the first six months of 2023, adjusted EBIT of the dispensing and specialty closures segment decreased $37.0 million as compared to the first six months of 2022, and adjusted EBIT margin decreased to 14.0 percent from 16.4 percent over the same periods. The decrease in adjusted EBIT was primarily due to the favorable impact in the first six months of 2022 from an inventory management program and cost recovery for certain customer project expenditures, lower unit volumes, the unfavorable impact of higher costs related to labor challenges that impacted output at a U.S. food and beverage closures facility and the impact of unfavorable foreign currency translation, partially offset by higher selling prices primarily related to inflation in other manufacturing costs and a more favorable mix of products sold.

Metal Containers Segment

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Dollars in millions)

Net sales	$710.8	$754.4	$1,381.0	$1,405.1
Income before interest and income taxes (EBIT)	73.6	66.4	121.4	104.4
Income before interest and income taxes margin (EBIT margin)	10.4%	8.8%	8.8%	7.4%
Adjusted EBIT	$75.7	$63.5	$128.1	$96.4
Adjusted EBIT margin	10.6%	8.4%	9.3%	6.9%

In the second quarter of 2023, net sales for the metal containers segment decreased $43.6 million, or 5.8 percent, as compared to the second quarter of 2022. This decrease was primarily the result of lower unit volumes of approximately seven percent, including non-recurring net sales associated with Russia in the second quarter of 2022 of $20.1 million, and a less favorable mix of products sold, partially offset by higher average selling prices due to the lagged contractual pass through of inflation in labor and other manufacturing costs and the impact of favorable foreign currency translation of approximately $2 million. The decrease in unit volumes was principally the result of non-recurring volumes associated with Russia and lower soup volumes due to a return to a more seasonal buying pattern.

In the first six months of 2023, net sales for the metal containers segment decreased $24.1 million, or 1.7 percent, as compared to the first six months of 2022. This decrease was primarily the result of lower unit volumes of approximately three percent, including non-recurring net sales associated with Russia in the first six months of 2022 of $25.6 million, a less favorable mix of products sold and the impact of unfavorable foreign currency translation of approximately $2 million, partially offset by higher average selling prices due to the lagged contractual pass through of inflation in labor and other manufacturing costs. The decrease in unit volumes was principally the result of non-recurring volumes associated with Russia and lower volumes for soup, partially offset by higher volumes for pet food.

In the second quarter of 2023, adjusted EBIT of the metal containers segment increased $12.2 million as compared to the second quarter of 2022, and adjusted EBIT margin increased to 10.6 from 8.4 percent for the same periods. The increase in adjusted EBIT was primarily due to higher average selling prices due to the lagged contractual pass through of inflation in labor and other manufacturing costs, partially offset by lower unit volumes and a less favorable mix of products sold.

In the first six months of 2023, adjusted EBIT of the metal containers segment increased $31.7 million as compared to the first six months of 2022, and adjusted EBIT margin increased to 9.3 percent from 6.9 percent for the same periods. The increase in adjusted EBIT was primarily due to higher average selling prices due to the lagged contractual pass through of inflation in labor and other manufacturing costs, partially offset by a less favorable mix of products sold and lower unit volumes.

Custom Containers Segment

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Dollars in millions)

Net sales	$155.8	$187.0	$324.0	$380.2
Income before interest and income taxes (EBIT)	17.0	30.9	35.4	55.6
Income before interest and income taxes margin (EBIT margin)	10.9%	16.5%	10.9%	14.6%
Adjusted EBIT	$18.5	$29.5	$38.5	$52.9
Adjusted EBIT margin	11.9%	15.8%	11.9%	13.9%

In the second quarter of 2023, net sales for the custom containers segment decreased $31.2 million, or 16.7 percent, as compared to the second quarter of 2022. This decrease was principally due to lower volumes of approximately fourteen percent, the unfavorable impact from the pass through of lower resin costs and the impact of unfavorable foreign currency translation of approximately $2 million. The decline in volumes was primarily due to the exiting of lower margin business that did not meet reinvestment criteria and lower demand for the personal care and food markets.

In the first six months of 2023, net sales for the custom containers segment decreased $56.2 million, or 14.8 percent, as compared to the first six months of 2022. This decrease was principally due to lower volumes of approximately twelve percent, the unfavorable impact from the pass through of lower resin costs and the impact of unfavorable foreign currency translation of approximately $4 million, partially offset by price increases primarily related to inflation in other manufacturing costs. The decline in volumes was primarily due to the exiting of lower margin business that did not meet reinvestment criteria.

In the second quarter of 2023, adjusted EBIT of the custom containers segment decreased $11.0 million as compared to the second quarter of 2022, and adjusted EBIT margin decreased to 11.9 percent from 15.8 percent over the same periods. The decrease in adjusted EBIT was primarily attributable to lower volumes, partially offset by cost savings and higher prices primarily related to inflation in other manufacturing costs.

In the first six months of 2023, adjusted EBIT of the custom containers segment decreased $14.4 million as compared to the first six months of 2022, and adjusted EBIT margin decreased to 11.9 percent from 13.9 percent over the same periods. The decrease in adjusted EBIT was primarily attributable to lower volumes, partially offset by cost savings and higher prices primarily related to inflation in other manufacturing costs.

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

On June 22, 2023, we and certain of our subsidiaries entered into the Fourth Amendment with the lenders party to the Credit Agreement and Wells Fargo Bank, National Association, as administrative agent under the Credit Agreement. The Fourth Amendment amended the Credit Agreement to provide for the transition from LIBOR based interest rates to SOFR (Secured Overnight Financing Rates) and SONIA (Sterling Overnight Index Average) based interest rates and to provide for standard interest rate benchmark replacement language. The Fourth Amendment also reduced the spread adjustments for Term SOFR borrowings.

For the six months ended June 30, 2023, we used net borrowings of revolving loans and proceeds from other foreign long-term debt of an aggregate of $758.7 million and cash and cash equivalents of $349.0 million (including the positive effect of exchange rate changes of $5.7 million) to fund cash used in operations of $811.7 million, net capital expenditures and other investing activities of $117.0 million, decreases in outstanding checks of $61.4 million, the repayment of long-term debt of $51.9 million, dividends paid on our common stock of $40.4 million and repurchases of our common stock of $31.0 million.

For the six months ended June 30, 2022, we used net borrowings of revolving loans of $698.9 million and cash and cash equivalents of $383.6 million to fund the redemption of our 4¾% Senior Notes for $300.0 million, cash used in operations of $351.9 million, decreases in outstanding checks of $225.9 million, net capital expenditures and other investing activities of $120.4 million, repurchases of our common stock of $39.4 million, dividends paid on our common stock of $36.7 million and the negative effect of exchange rate changes on cash and cash equivalents of $8.2 million.

At June 30, 2023, we had $738.0 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at June 30, 2023 was $741.5 million.

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

Supply Chain Finance Program

We believe that we negotiate the best terms possible with our suppliers, including payment terms. In connection therewith, we initiated a SCF program with a major global financial institution. Under this SCF program, qualifying suppliers may elect, but are not obligated, to sell their receivables from us to such financial institution. A participating supplier negotiates its receivables sale arrangements directly with the financial institution under this SCF program. While we are not party to, and do not participate in the negotiation of, such receivables sale arrangements, such financial institution allows a participating supplier to utilize our creditworthiness in establishing a credit spread in respect of the sale of its receivables from us as well as in establishing other applicable terms. This may provide a supplier with more favorable terms than it would be able to secure on its own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in this SCF program and reaches an agreement with the financial institution, the supplier independently elects which individual invoices to us that they sell to the financial institution. All of our payments to a participating supplier are paid to the financial institution on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to the financial institution. The financial institution then pays the supplier on the invoice due date under our agreement with such supplier for any invoices not previously sold by the supplier to the financial institution. Amounts due to a supplier that elects to participate in this SCF program are included in accounts payable in our Condensed Consolidated Balance Sheet, and the associated payments are reflected in net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. Separate from this SCF program, we and suppliers who participate in this SCF program generally maintain the contractual right to require the other party to negotiate in good faith the existing payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Outstanding trade accounts payables subject to this SCF program were approximately $321.9 million, $369.5 million and $346.8 million at June 30, 2023 and 2022 and December 31, 2022, respectively.

Guaranteed Securities

Each of the 3¼% Senior Notes, the 4⅛% Senior Notes, the 2¼% Senior Notes and the 1.4% Senior Secured Notes were issued by Silgan and are guaranteed by our U.S. subsidiaries that also guarantee our obligations under the Credit Agreement, collectively the Obligor Group.

The following summarized financial information relates to the Obligor Group as of June 30, 2023 and December 31, 2022 and for the six months ended June 30, 2023. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in subsidiaries of Silgan that are not part of the Obligor Group of $1.5 billion and $1.4 billion as of June 30, 2023 and December 31, 2022 are not included in noncurrent assets in the table below.

	June 30, 2023	Dec. 31, 2022
	(Dollars in millions)

Current assets	$1,768.3	$1,247.4
Noncurrent assets	4,011.1	4,028.4
Current liabilities	1,521.7	1,077.7
Noncurrent liabilities	3,896.3	3,911.4

At June 30, 2023 and December 31, 2022, the Obligor Group held current receivables due from other subsidiary companies of $49.3 million and $72.4 million, respectively; long-term notes receivable due from other subsidiary companies of $757.6 million and $730.0 million, respectively; and current payables due to other subsidiary companies of $4.1 million and $7.9 million, respectively.

Six Months Ended June 30, 2023
(Dollars in millions)

Net sales	$2,046.7
Gross profit	302.6
Net income	99.4

For the six months ended June 30, 2023, net income in the table above excludes income from equity method investments of other subsidiary companies of $51.5 million. For the six months ended June 30, 2023, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $25.8 million; net credits from such other subsidiary companies of $16.5 million; and net interest income from such other subsidiary companies of $17.7 million. For the six months ended June 30, 2023, the Obligor Group received dividends from other subsidiary companies of $15.8 million.

Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $8.9 million and $4.3 million for the six months ended June 30, 2023 and 2022, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $1.0 million and $3.3 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.9 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $0.8 million in 2023 and $2.6 million annually thereafter through 2040.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2023 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Since such filing, other than the changes discussed in Note 7 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2023 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the second quarter of 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a) Total Number of Shares Purchased
		(b) Average Price Paid per Share

April 1-30, 2023	—	$—	—	$263.1
May 1-31, 2023	352,108	$47.99	352,108	$246.2
June 1-30, 2023	—	$—	—	$246.2

Total	352,108	$47.99	352,108	$246.2

(1) On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026, of which we had repurchased approximately $36.9 million of our common stock prior to the second quarter of 2023.

Item 6.  Exhibits

Exhibit Number	Description

**10.1
Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 22, 2023, among Silgan Holdings Inc., Silgan Containers LLC, Silgan Plastics LLC, Silgan Containers Manufacturing Corporation, the other Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent.*

10.2
Silgan Holdings Inc. Second Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 filed with our Registration Statement on Form S-8, dated May 30, 2023, Commission File No. 333-272264).

**10.3	Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings Inc. Second Amended and Restated 2004 Stock Incentive Plan.

**10.4	Form of Restricted Stock Unit Agreement (Outside Director) under the Silgan Holdings Inc. Second Amended and Restated 2004 Stock Incentive Plan.

22
Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 filed with our Annual Report on Form 10-K for the year ended December 31, 2022, Commission File No. 001-41459).

**31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

**31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

**32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

**32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________________
*Certain schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: August 3, 2023	/s/ Kimberly I. Ulmer
Kimberly I. Ulmer
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)