Form 10-Q
period 2023-09-30
SILGAN HOLDINGS INC
filed 2023-11-02
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 31, 2023, the number of shares outstanding of the Registrant’s common stock was 106,498,436.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2023	Sept. 30, 2022	Dec. 31, 2022
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$307,124	$243,609	$585,622
Trade accounts receivable, net	1,295,882	1,124,051	657,968
Inventories	919,013	851,070	769,403
Prepaid expenses and other current assets	139,803	113,498	119,659
Total current assets	2,661,822	2,332,228	2,132,652

Property, plant and equipment, net	1,911,638	1,886,596	1,931,497
Goodwill	1,979,693	1,914,894	1,984,952
Other intangible assets, net	724,340	757,882	763,812
Other assets, net	534,814	627,813	532,844
	$7,812,307	$7,519,413	$7,345,757

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$897,809	$591,287	$80,061
Trade accounts payable	651,991	688,383	974,030
Accrued payroll and related costs	96,375	110,358	98,914
Accrued liabilities	269,386	291,384	284,855
Total current liabilities	1,915,561	1,681,412	1,437,860

Long-term debt	3,312,685	3,246,738	3,345,381
Deferred income taxes	380,250	425,181	388,677
Other liabilities	421,922	472,851	455,583

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	349,634	335,924	339,839
Retained earnings	3,163,161	2,954,292	2,961,079
Accumulated other comprehensive loss	(309,586)	(365,356)	(345,310)
Treasury stock	(1,423,071)	(1,233,380)	(1,239,103)
Total stockholders’ equity	1,781,889	1,693,231	1,718,256
	$7,812,307	$7,519,413	$7,345,757

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2023 and 2022
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022

Net sales	$1,803,101	$1,970,445	$4,648,109	$4,956,112
Cost of goods sold	1,517,183	1,662,680	3,874,100	4,140,968
Gross profit	285,918	307,765	774,009	815,144
Selling, general and administrative expenses	84,320	96,680	287,821	320,521
Rationalization charges	6,424	2,726	13,212	7,533
Other pension and postretirement expense (income)	1,083	(11,051)	3,664	(33,729)
Income before interest and income taxes	194,091	219,410	469,312	520,819
Interest and other debt expense before loss on early extinguishment of debt	47,264	33,743	130,822	91,752
Loss on early extinguishment of debt	—	—	—	1,481
Interest and other debt expense	47,264	33,743	130,822	93,233
Income before income taxes	146,827	185,667	338,490	427,586
Provision for income taxes	36,210	46,964	76,954	111,333
Net income	$110,617	$138,703	$261,536	$316,253

Earnings per share:
Basic net income per share	$1.02	$1.26	$2.39	$2.86
Diluted net income per share	$1.02	$1.25	$2.38	$2.85

Weighted average number of shares:
Basic	108,421	110,281	109,583	110,572
Effect of dilutive securities	331	460	428	548
Diluted	108,752	110,741	110,011	111,120

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2023 and 2022
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022

Net income	$110,617	$138,703	$261,536	$316,253
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	1,995	693	5,518	1,731
Change in fair value of derivatives	1,865	421	5,230	2,698
Foreign currency translation	(33,892)	(58,254)	24,976	(109,957)
Other comprehensive (loss) income	(30,032)	(57,140)	35,724	(105,528)
Comprehensive income	$80,585	$81,563	$297,260	$210,725

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2023 and 2022
(Dollars in thousands)
(Unaudited)

	2023	2022
Cash flows provided by (used in) operating activities:
Net income	$261,536	$316,253
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	200,747	201,912
Rationalization charges	13,212	7,533
Stock compensation expense	11,348	12,917
Loss on early extinguishment of debt	—	1,481
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	(638,282)	(459,131)
Inventories	(152,891)	(92,181)
Trade accounts payable	(233,724)	(165,717)
Accrued liabilities	(31,055)	64,458
Other, net	(26,933)	(5,047)
Net cash (used in) operating activities	(596,042)	(117,522)

Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	—	(1,333)
Capital expenditures	(173,453)	(162,271)
Other, net	2,895	1,993
Net cash (used in) investing activities	(170,558)	(161,611)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	1,119,960	813,628
Repayments under revolving loans	(283,275)	(290,327)
Proceeds from issuance of long-term debt	8,649	6,042
Repayments of long-term debt	(52,650)	(300,314)
Changes in outstanding checks - principally vendors	(61,433)	(225,863)
Dividends paid on common stock	(59,712)	(54,325)
Repurchase of common stock	(183,939)	(39,402)
Net cash provided by (used in) financing activities	487,600	(90,561)

Effect of exchange rate changes on cash and cash equivalents	502	(18,136)

Cash and cash equivalents:
Net (decrease)	(278,498)	(387,830)
Balance at beginning of year	585,622	631,439
Balance at end of period	$307,124	$243,609

Interest paid, net	$123,944	$91,037
Income taxes paid, net	95,911	66,959

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and nine months ended September 30, 2023 and 2022
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022

Common stock - shares outstanding
Balance at beginning of period	109,946	110,215	110,079	110,410
Net issuance of treasury stock for vested restricted stock units	—	—	312	455
Repurchases of common stock	(3,448)	—	(3,893)	(650)
Balance at end of period	106,498	110,215	106,498	110,215

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751	$1,751

Paid-in capital
Balance at beginning of period	345,442	331,877	339,839	325,448
Stock compensation expense	4,192	4,047	11,348	12,917
Net issuance of treasury stock for vested restricted stock units	—	—	(1,553)	(2,441)
Balance at end of period	349,634	335,924	349,634	335,924

Retained earnings
Balance at beginning of period	3,072,021	2,833,431	2,961,079	2,691,745
Net income	110,617	138,703	261,536	316,253
Dividends declared on common stock	(19,477)	(17,842)	(59,454)	(53,706)
Balance at end of period	3,163,161	2,954,292	3,163,161	2,954,292

Accumulated other comprehensive loss
Balance at beginning of period	(279,554)	(308,216)	(345,310)	(259,828)
Other comprehensive (loss) income	(30,032)	(57,140)	35,724	(105,528)
Balance at end of period	(309,586)	(365,356)	(309,586)	(365,356)

Treasury stock
Balance at beginning of period	(1,268,524)	(1,233,380)	(1,239,103)	(1,196,420)
Net issuance of treasury stock for vested restricted stock units	—	—	(7,664)	(10,593)
Repurchases of common stock	(154,547)	—	(176,304)	(26,367)
Balance at end of period	(1,423,071)	(1,233,380)	(1,423,071)	(1,233,380)
Total stockholders’ equity	$1,781,889	$1,693,231	$1,781,889	$1,693,231

Dividends declared on common stock per share	$0.18	$0.16	$0.54	$0.48

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2023 and 2022 and for the
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

Goodwill and Other Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that our goodwill and other indefinite-lived intangible assets were not impaired in our annual 2023 assessment performed during the third quarter.

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
	(Dollars in thousands)
Dispensing and Specialty Closures	$559,081	$575,530	$1,699,109	$1,775,888
Metal Containers	1,094,609	1,212,034	2,475,569	2,617,156
Custom Containers	149,411	182,881	473,431	563,068
	$1,803,101	$1,970,445	$4,648,109	$4,956,112

Revenues by geography were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
	(Dollars in thousands)
North America	$1,437,539	$1,592,775	$3,555,971	$3,833,613
Europe and other	365,562	377,670	1,092,138	1,122,499
	$1,803,101	$1,970,445	$4,648,109	$4,956,112

Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $104.2 million, $113.3 million, and $110.2 million as of September 30, 2023 and 2022 and December 31, 2022, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2023 and 2022 and for the
three and nine months then ended is unaudited)

Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
	(Dollars in thousands)
Dispensing and Specialty Closures	$3,836	$346	$5,164	$346
Metal Containers	2,588	2,480	7,944	7,182
Custom Containers	—	(100)	104	5
	$6,424	$2,726	$13,212	$7,533

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2022	$31,641	$159	$—	$31,800
Charged to expense	5,947	3,890	3,375	13,212
Utilized and currency translation	(6,647)	(3,885)	(3,375)	(13,907)
Balance at September 30, 2023	$30,941	$164	$—	$31,105

Rationalization reserves as of September 30, 2023 were recorded in our Condensed Consolidated Balance Sheet as accrued liabilities of $4.1 million and other liabilities of $27.0 million. Excluding the impact of our withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $6.6 million and $9.9 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.9 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $0.8 million in 2023 and $2.6 million annually thereafter through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2023 and 2022 and for the
three and nine months then ended is unaudited)

Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2022	$(156,733)	$(772)	$(187,805)	$(345,310)
Other comprehensive income before reclassifications	—	4,938	1,387	6,325
Amounts reclassified from accumulated other comprehensive loss	5,518	292	23,589	29,399
Other comprehensive income	5,518	5,230	24,976	35,724
Balance at September 30, 2023	$(151,215)	$4,458	$(162,829)	$(309,586)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and nine months ended September 30, 2023 were net (losses) of $(2.5) million and $(7.7) million, respectively, excluding income tax benefits of $0.5 million and $2.2 million, respectively. For the three and nine months ended September 30, 2023, these net (losses) consisted of amortization of net actuarial (losses) of $(2.7) million and $(8.3) million and amortization of net prior service credit of $0.2 million and $0.6 million, respectively. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2023 were not significant.

Other comprehensive income before reclassifications related to foreign currency translation for the three and nine months ended September 30, 2023 consisted of (i) foreign currency (losses) related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $(45.5) million and $(3.8) million, respectively, (ii) foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $0.1 million and $2.0 million, respectively, and (iii) foreign currency gains related to our net investment hedges of $15.0 million and $4.1 million, respectively, excluding income tax (provisions) of $(3.6) million and $(1.0) million, respectively. See Note 7 for further discussion. Amounts reclassified from accumulated other comprehensive loss related to foreign currency translation for the nine months ended September 30, 2023 related to the shutdown of our metal container manufacturing facilities in Russia.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2023 and 2022 and for the
three and nine months then ended is unaudited)

Note 5.               Inventories

Inventories consisted of the following:

	Sept. 30, 2023	Sept. 30, 2022	Dec. 31, 2022
	(Dollars in thousands)
Raw materials	$460,137	$452,307	$409,349
Work-in-process	220,164	231,036	218,691
Finished goods	565,790	542,044	469,212
Other	17,234	16,857	16,463
	1,263,325	1,242,244	1,113,715
Adjustment to value inventory at cost on the LIFO method	(344,312)	(391,174)	(344,312)
	$919,013	$851,070	$769,403

Note 6.               Long-Term Debt

Long-term debt consisted of the following:

	Sept. 30, 2023	Sept. 30, 2022	Dec. 31, 2022
	(Dollars in thousands)
Bank debt
Bank revolving loans	$818,000	$497,000	$—
U.S. term loans	950,000	1,000,000	1,000,000
Other foreign bank revolving and term loans	75,502	66,649	49,673
Total bank debt	1,843,502	1,563,649	1,049,673
3¼% Senior Notes	688,155	636,740	693,680
4⅛% Senior Notes	600,000	600,000	600,000
2¼% Senior Notes	529,350	489,800	533,600
1.4% Senior Secured Notes	500,000	500,000	500,000
Finance leases	63,663	66,109	65,667
Total debt - principal	4,224,670	3,856,298	3,442,620
Less unamortized debt issuance costs and debt discount	14,176	18,273	17,178
Total debt	4,210,494	3,838,025	3,425,442
Less current portion	897,809	591,287	80,061
	$3,312,685	$3,246,738	$3,345,381

At September 30, 2023, the current portion of long-term debt consisted of $818.0 million of U.S. revolving loans under our amended and restated senior secured credit facility, as amended, or the Credit Agreement, $51.9 million of other foreign bank revolving and term loans and $27.9 million of finance leases.

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
(Information at September 30, 2023 and 2022 and for the
three and nine months then ended is unaudited)

Note 7.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at September 30, 2023:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$307,124	$307,124

Liabilities:
Bank debt	$1,843,502	$1,843,502
3¼% Senior Notes	688,155	671,385
4⅛% Senior Notes	599,407	536,790
2¼% Senior Notes	529,350	451,149
1.4% Senior Secured Notes	499,862	443,505

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at September 30, 2023 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

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
(Information at September 30, 2023 and 2022 and for the
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

Interest Rate Swap Agreements

We had two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations, with a fixed rate of 2.878 percent, that matured on March 24, 2023. In March 2023, we entered into four U.S. dollar interest rate swap agreements, each for $75.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations. These agreements have a fixed rate ranging from 3.889 percent to 3.905 percent, mature on April 3, 2026, and were entered into with financial institutions which are expected to fully perform under the terms thereof. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three and nine months ended September 30, 2023. The total fair value of our interest rate swaps agreements in effect at September 30, 2023 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three and nine months ended September 30, 2023. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at September 30, 2023 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize our foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼% Senior Notes which are Euro denominated. Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2023 were $15.0 million and $4.1 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2023 and 2022 and for the
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

Note 9.               Supply Chain Finance Program

We have a supply chain finance (“SCF”) program with a major global financial institution. Under this SCF program, qualifying suppliers may elect, but are not obligated, to sell their receivables from us to such financial institution. We agree to pay the financial institution the stated amount of invoices from our suppliers electing to participate on the original maturity dates of the invoices. We may terminate our agreement with the financial institution upon at least 30 days’ notice, and the financial institution may terminate our agreement upon at least 10 days’ notice. Additionally, suppliers who elect to participate in this SCF program may terminate their participation upon at least 30 days’ notice. The suppliers' invoices sold under this SCF program can be outstanding up to 210 days from the invoice date. Suppliers’ invoices included in this SCF program were $294.1 million, $321.9 million and $346.8 million at September 30, 2023 and 2022 and December 31, 2022, respectively, and were included in accounts payable in our Condensed Consolidated Balance Sheets.

Note 10.               Retirement Benefits

The components of the net periodic pension benefit cost (credit) were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
	(Dollars in thousands)
Service cost	$1,962	$2,937	$6,425	$9,507
Interest cost	8,617	5,131	26,050	15,430
Expected return on plan assets	(10,211)	(17,220)	(30,587)	(51,849)
Amortization of prior service cost	29	62	82	170
Amortization of actuarial losses	2,845	1,370	8,729	3,682
Net periodic benefit cost (credit)	$3,242	$(7,720)	$10,699	$(23,060)

The components of the net periodic other postretirement benefit credit were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
	(Dollars in thousands)
Service cost	$12	$5	$38	$56
Interest cost	181	96	559	314
Amortization of prior service credit	(237)	(415)	(705)	(1,247)
Amortization of actuarial gains	(141)	(75)	(464)	(229)
Net periodic benefit credit	$(185)	$(389)	$(572)	$(1,106)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2023 and 2022 and for the
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

Note 12.               Treasury Stock

On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026. During the nine months ended September 30, 2023, we repurchased an aggregate of 3,893,098 shares of our common stock at an average price per share of $44.86, for a total purchase price of $174.6 million. At September 30, 2023, we had approximately $93.3 million remaining under this authorization for the repurchase of our common stock.

During the first nine months of 2023, we issued 487,409 treasury shares which had an average cost of $3.19 per share for restricted stock units that vested during the period that had been previously issued under a prior stock-based compensation plan. In accordance with the applicable agreements for such restricted stock units, we repurchased 174,882 shares of our common stock at an average cost of $52.71 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method. As of September 30, 2023, 68,614,060 shares of our common stock were held in treasury.

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
(Information at September 30, 2023 and 2022 and for the
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

Reportable segment information was as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended September 30, 2023
Net sales	$559,081	$1,094,609	$149,411	$—	$1,803,101
Adjusted EBIT	93,786	113,519	11,839	(4,711)	214,433
Depreciation	25,691	18,177	8,089	8	51,965

Three Months Ended September 30, 2022
Net sales	$575,530	$1,212,034	$182,881	$—	$1,970,445
Adjusted EBIT	88,305	117,612	22,791	(5,282)	223,426
Depreciation	24,541	17,509	8,752	39	50,841

Nine Months Ended September 30, 2023
Net sales	$1,699,109	$2,475,569	$473,431	$—	$4,648,109
Adjusted EBIT	253,604	241,659	50,317	(20,945)	524,635
Depreciation	76,206	54,693	25,923	66	156,888

Nine Months Ended September 30, 2022
Net sales	$1,775,888	$2,617,156	$563,068	$—	$4,956,112
Adjusted EBIT	285,173	214,002	75,606	(17,283)	557,498
Depreciation	74,010	57,798	26,291	120	158,219

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2023 and 2022 and for the
three and nine months then ended is unaudited)

Total adjusted EBIT is reconciled to income before income taxes as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
	(Dollars in thousands)
Total adjusted EBIT	$214,433	$223,426	$524,635	$557,498
Less:
Acquired intangible asset amortization expense	13,309	12,946	39,834	39,564
Other pension expense (income) for U.S. pension plans	609	(11,656)	2,277	(35,621)
Rationalization charges	6,424	2,726	13,212	7,533
European Commission settlement	—	—	—	25,203
Income before interest and income taxes	194,091	219,410	469,312	520,819
Less interest and other debt expense	47,264	33,743	130,822	93,233
Income before income taxes	$146,827	$185,667	$338,490	$427,586

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
Net sales
Dispensing and Specialty Closures	31.0%	29.2%	36.5%	35.8%
Metal Containers	60.7	61.5	53.3	52.8
Custom Containers	8.3	9.3	10.2	11.4
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	84.1	84.4	83.3	83.6
Gross profit	15.9	15.6	16.7	16.4
Selling, general and administrative expenses	4.7	4.9	6.2	6.5
Rationalization charges	0.4	0.1	0.3	0.1
Other pension and postretirement expense (income)	0.1	(0.5)	0.1	(0.7)
Income before interest and income taxes	10.7	11.1	10.1	10.5
Interest and other debt expense	2.6	1.7	2.8	1.9
Income before income taxes	8.1	9.4	7.3	8.6
Provision for income taxes	2.0	2.4	1.7	2.2
Net income	6.1%	7.0%	5.6%	6.4%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
	(dollars in millions)
Net sales
Dispensing and Specialty Closures	$559.1	$575.5	$1,699.1	$1,775.9
Metal Containers	1,094.6	1,212.0	2,475.6	2,617.1
Custom Containers	149.4	182.9	473.4	563.1
Consolidated	$1,803.1	$1,970.4	$4,648.1	$4,956.1

Income before interest and income taxes
Dispensing and Specialty Closures	$78.0	$79.2	$212.6	$257.8
Metal Containers	110.1	121.3	231.6	225.6
Custom Containers	10.7	24.3	46.1	79.8
Corporate	(4.7)	(5.4)	(21.0)	(42.4)
Consolidated	$194.1	$219.4	$469.3	$520.8

Net Sales.  In the third quarter of 2023, consolidated net sales were $1.80 billion, a decrease of $167.3 million, or 8.5 percent, as compared to the third quarter of 2022 primarily due to lower volumes across all segments, non-recurring net sales associated with Russia in the third quarter of 2022, and the unfavorable impact from the pass through of lower resin costs and a less favorable mix of products sold in the custom containers segment. These decreases were partially offset by the impact from favorable foreign currency translation and a more favorable mix of products sold in the metal containers segment.

In the first nine months of 2023, consolidated net sales were $4.65 billion, a decrease of $308.0 million, or 6.2 percent, as compared to the first nine months of 2022 primarily due to lower volumes across all segments, non-recurring net sales associated with Russia in the first nine months of 2022, the unfavorable impact from the pass through of lower resin costs in the custom containers segment and a less favorable mix of products sold in the metal containers and custom containers segments. These decreases were partially offset by price increases primarily related to inflation in other manufacturing costs in the dispensing and specialty closures and metal containers segments, a more favorable mix of products sold in the dispensing and specialty closures segment and the impact from favorable foreign currency translation.

Gross Profit.  Gross profit margin increased 0.3 percentage points to 15.9 percent in the third quarter of 2023 and 0.3 percentage points to 16.7 percent in the first nine months of 2023 as compared to the same periods in 2022 primarily for the reasons discussed below in "Income before Interest and Income Taxes."

Selling, General and Administrative Expenses.  In the third quarter of 2023, selling, general and administrative expenses as a percentage of consolidated net sales decreased to 4.7 percent as compared to 4.9 percent in the third quarter of 2022. For the third quarter of 2023, selling, general and administrative expenses decreased $12.4 million to $84.3 million as compared to the third quarter in 2022 primarily due to effective cost management, reduced headcount and lower employee related costs. In the first nine months of 2023, selling, general and administrative expenses as a percentage of consolidated net sales decreased to 6.2 percent as compared to 6.5 percent in the first nine months of 2022. For the first nine months of 2023, selling, general and administrative expenses decreased $32.7 million to $287.8 million as compared to the first nine months in 2022 primarily due to the charge of $25.2 million for the settlement with the European Commission in the prior year period and effective cost management.

Other pension and postretirement expense (income). Other pension and postretirement expense in the third quarter of 2023 was $1.1 million, while other pension and postretirement (income) in the third quarter of 2022 was $(11.1) million. Other pension and postretirement expense in the first nine months of 2023 was $3.7 million, while other pension and postretirement (income) in the first nine months of 2022 was $(33.7) million. These period-over-period changes in other pension and postretirement expense (income) were the result of a lower pension asset balance in 2023 due to a lower rate of return on assets in 2022, higher pension plan interest cost and a decrease in the expected long-term rate of return on U.S. pension plan assets in 2023 from 2022. The expected long-term rate of return on pension plan assets was decreased from 6.9 percent in 2022 to 5.5 percent in 2023 due to planned changes in investment allocations for our U.S. pension plans, which are overfunded with plan assets of approximately 129 percent of projected benefit obligations at December 31, 2022, to a liability driven investment strategy that more closely matches plan assets with plan liabilities primarily using long duration bonds.

Income before Interest and Income Taxes.  In the third quarter of 2023, income before interest and income taxes decreased by $25.3 million to $194.1 million as compared to $219.4 million in the third quarter of 2022, and margins decreased to 10.7 percent from 11.1 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of lower volumes across all segments, the favorable impact in the third quarter of 2022 from an inventory management program in the metal containers segment, other pension and postretirement expense in the third quarter of 2023 as compared to other pension and postretirement income in the third quarter of 2022, higher rationalization charges and a less favorable mix of products sold in the custom containers segment. These decreases were partially offset by higher selling prices primarily related to inflation in other manufacturing costs in the dispensing and specialty closures and metal containers segments, a more favorable mix of products sold in the dispensing and specialty closures and metal containers segments and lower selling, general and administrative costs. Rationalization charges were $6.4 million and $2.7 million in the third quarters of 2023 and 2022, respectively.

In the first nine months of 2023, income before interest and income taxes decreased by $51.5 million to $469.3 million as compared to $520.8 million in the first nine months of 2022, and margins decreased to 10.1 percent from 10.5 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of lower volumes across all segments, the favorable impact in the first nine months of 2022 from an inventory management program in the dispensing and specialty closures and metal containers segments, other pension and postretirement expense in the first nine months of 2023 as compared to other pension and postretirement income in the first nine months of 2022, the unfavorable impact of higher costs related to labor challenges that impacted output at a U.S. food and beverage closures facility, cost recovery in the prior year period of certain customer project expenditures in the dispensing and specialty closures segment, higher rationalization charges and a less favorable mix of products sold in the custom containers segment. These decreases were partially offset by the $25.2 million charge in the prior year period for the settlement with the European Commission, the favorable impact in the first nine months of 2023 from price increases primarily related to inflation in other manufacturing costs in all segments, a more favorable mix of products sold in the dispensing and specialty closures segment and lower selling, general and administrative costs. Rationalization charges were $13.2 million and $7.5 million in the first nine months of 2023 and 2022, respectively.

Interest and Other Debt Expense. In the third quarter of 2023, interest and other debt expense increased $13.6 million to $47.3 million as compared to $33.7 million in the third quarter of 2022. In the first nine months of 2023, interest and other debt expense increased $37.6 million to $130.8 million as compared to $93.2 million in the first nine months of 2022. The increases were primarily due to higher weighted average interest rates. The first nine months of 2023 also included the write-off of $3.5 million of accrued interest income associated with a historical acquisition tax indemnity in the second quarter of 2023. The first nine months of 2022 also included a loss on early extinguishment of debt of $1.5 million.

Provision for Income Taxes. For the third quarters of 2023 and 2022, the effective tax rates were 24.7 percent and 25.3 percent, respectively. For the first nine months of 2023 and 2022, the effective tax rates were 22.7 percent and 26.0 percent, respectively. The effective tax rate for the first nine months of 2023 was favorably impacted by the reversal of tax reserves associated with a historical acquisition indemnity which unfavorably impacted corporate and interest expense in such period. The effective tax rate in the first nine months of 2022 was unfavorably impacted by the non-deductible settlement with the European Commission.

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

A reconciliation of such non-GAAP financial measures for the periods presented is provided below:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
	(Dollars in millions)
Dispensing and Specialty Closures:
Income before interest and income taxes (EBIT)	$78.0	$79.2	$212.6	$257.8
Acquired intangible asset amortization expense	11.8	11.5	35.4	35.2
Other pension expense (income) for U.S. pension plans	0.2	(2.6)	0.4	(8.1)
Rationalization charges	3.8	0.3	5.2	0.3
Adjusted EBIT	$93.8	$88.4	$253.6	$285.2

Metal Containers
Income before interest and income taxes (EBIT)	$110.1	$121.3	$231.6	$225.6
Acquired intangible asset amortization expense	0.4	0.3	1.1	1.0
Other pension expense (income) for U.S. pension plans	0.4	(6.5)	1.1	(19.8)
Rationalization charges	2.6	2.5	7.9	7.2
Adjusted EBIT	$113.5	$117.6	$241.7	$214.0

Custom Containers
Income before interest and income taxes (EBIT)	$10.7	$24.3	$46.1	$79.8
Acquired intangible asset amortization expense	1.1	1.1	3.4	3.4
Other pension expense (income) for U.S. pension plans	—	(2.5)	0.7	(7.7)
Rationalization charges	—	(0.1)	0.1	—
Adjusted EBIT	$11.8	$22.8	$50.3	$75.5

Corporate
Loss before interest and income taxes (EBIT)	$(4.7)	$(5.4)	$(21.0)	$(42.4)
European Commission settlement	—	—	—	25.2
Adjusted EBIT	$(4.7)	$(5.4)	$(21.0)	$(17.2)

Total adjusted EBIT	$214.4	$223.4	$524.6	$557.5

Dispensing and Specialty Closures Segment

	Three Months Ended		Nine Months Ended
	Sept. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
	(Dollars in millions)

Net sales	$559.1	$575.5	$1,699.1	$1,775.9
Income before interest and income taxes (EBIT)	78.0	79.2	212.6	257.8
Income before interest and income taxes margin (EBIT margin)	14.0%	13.8%	12.5%	14.5%
Adjusted EBIT	$93.8	$88.4	$253.6	$285.2
Adjusted EBIT margin	16.8%	15.4%	14.9%	16.1%

In the third quarter of 2023, net sales for the dispensing and specialty closures segment decreased $16.4 million, or 2.8 percent, as compared to the second quarter of 2022. This decrease was primarily the result of lower unit volumes of approximately three percent, including from non-recurring net sales associated with Russia in the third quarter of 2022 of $3.8 million, partially offset by the impact of favorable foreign currency translation of approximately $19 million. The decrease in unit volumes was principally the result of lower volumes for closures for international food and beverage markets and non-recurring volumes associated with Russia, partially offset by volume growth in higher margin dispensing products.

In the first nine months of 2023, net sales for the dispensing and specialty closures segment decreased $76.8 million, or 4.3 percent, as compared to the first nine months of 2022. This decrease was primarily the result of lower unit volumes of approximately six percent, including from non-recurring net sales associated with Russia in the first nine months of 2022 of $13.2 million, partially offset by a more favorable mix of products sold, the impact of favorable foreign currency translation of approximately $10 million and higher average selling prices primarily related to inflation in other manufacturing costs. The decrease in unit volumes was principally the result of lower volumes for closures for food and beverage markets and non-recurring volumes associated with Russia, partially offset by volume growth in higher margin dispensing products.

In the third quarter of 2023, adjusted EBIT of the dispensing and specialty closures segment increased $5.4 million as compared to the third quarter of 2022, and adjusted EBIT margin increased to 16.8 percent from 15.4 percent over the same periods. The increase in adjusted EBIT was primarily due to higher selling prices primarily related to inflation in other manufacturing costs, a more favorable mix of products sold and lower selling, general and administrative costs, partially offset by lower unit volumes.

In the first nine months of 2023, adjusted EBIT of the dispensing and specialty closures segment decreased $31.6 million as compared to the first nine months of 2022, and adjusted EBIT margin decreased to 14.9 percent from 16.1 percent over the same periods. The decrease in adjusted EBIT was primarily due to the favorable impact in the first nine months of 2022 from an inventory management program and cost recovery for certain customer project expenditures, lower unit volumes and the unfavorable impact of higher costs related to labor challenges that impacted output at a U.S. food and beverage closures facility, partially offset by a more favorable mix of products sold, higher selling prices primarily related to inflation in other manufacturing costs and lower selling, general and administrative costs.

Metal Containers Segment

	Three Months Ended		Nine Months Ended
	Sept. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
	(Dollars in millions)

Net sales	$1,094.6	$1,212.0	$2,475.6	$2,617.1
Income before interest and income taxes (EBIT)	110.1	121.3	231.6	225.6
Income before interest and income taxes margin (EBIT margin)	10.1%	10.0%	9.4%	8.6%
Adjusted EBIT	$113.5	$117.6	$241.7	$214.0
Adjusted EBIT margin	10.4%	9.7%	9.8%	8.2%

In the third quarter of 2023, net sales for the metal containers segment decreased $117.4 million, or 9.7 percent, as compared to the second quarter of 2022. This decrease was primarily the result of lower unit volumes of approximately eleven percent, including from non-recurring net sales associated with Russia in the third quarter of 2022 of $16.5 million, partially offset by the impact of favorable foreign currency translation of approximately $8 million and a more favorable mix of products sold. The decrease in unit volumes was principally the result of customer destocking during the quarter and non-recurring volumes associated with Russia.

In the first nine months of 2023, net sales for the metal containers segment decreased $141.5 million, or 5.4 percent, as compared to the first nine months of 2022. This decrease was primarily the result of lower unit volumes of approximately six percent, including from non-recurring net sales associated with Russia in the first nine months of 2022 of $42.1 million, and a less favorable mix of products sold, partially offset by higher average selling prices due to the lagged contractual pass through of inflation in labor and other manufacturing costs and the impact of favorable foreign currency translation of approximately $6 million. The decrease in unit volumes was principally the result of customer destocking during the period and non-recurring volumes associated with Russia.

In the third quarter of 2023, adjusted EBIT of the metal containers segment decreased $4.1 million as compared to the third quarter of 2022, while adjusted EBIT margin increased to 10.4 from 9.7 percent for the same periods. The decrease in adjusted EBIT was primarily due to the favorable impact in the third quarter of 2022 from an inventory management program and lower unit volumes, partially offset by higher average selling prices due to the lagged contractual pass through of inflation in labor and other manufacturing costs, a more favorable mix of products sold and lower selling, general and administrative costs.

In the first nine months of 2023, adjusted EBIT of the metal containers segment increased $27.7 million as compared to the first nine months of 2022, and adjusted EBIT margin increased to 9.8 percent from 8.2 percent for the same periods. The increase in adjusted EBIT was primarily due to higher average selling prices due to the lagged contractual pass through of inflation in labor and other manufacturing costs and lower selling, general and administrative costs, partially offset by the favorable impact in the prior year period from an inventory management program and lower unit volumes.

Custom Containers Segment

	Three Months Ended		Nine Months Ended
	Sept. 30, 2023	Sept. 30, 2022	Sept. 30, 2023	Sept. 30, 2022
	(Dollars in millions)

Net sales	$149.4	$182.9	$473.4	$563.1
Income before interest and income taxes (EBIT)	10.7	24.3	46.1	79.8
Income before interest and income taxes margin (EBIT margin)	7.2%	13.3%	9.7%	14.2%
Adjusted EBIT	$11.8	$22.8	$50.3	$75.5
Adjusted EBIT margin	7.9%	12.5%	10.6%	13.4%

In the third quarter of 2023, net sales for the custom containers segment decreased $33.5 million, or 18.3 percent, as compared to the third quarter of 2022. This decrease was principally due to lower volumes of approximately ten percent, the unfavorable impact from the pass through of lower resin costs and a less favorable mix of products sold. The decline in volumes was primarily due to customer destocking during the quarter.

In the first nine months of 2023, net sales for the custom containers segment decreased $89.7 million, or 15.9 percent, as compared to the first nine months of 2022. This decrease was principally due to lower volumes of approximately eleven percent, the unfavorable impact from the pass through of lower resin costs, a less favorable mix of products sold and the impact of unfavorable foreign currency translation of approximately $4 million. The decline in volumes was primarily due to the exiting of lower margin business that did not meet reinvestment criteria and customer destocking during the period.

In the third quarter of 2023, adjusted EBIT of the custom containers segment decreased $11.0 million as compared to the third quarter of 2022, and adjusted EBIT margin decreased to 7.9 percent from 12.5 percent over the same periods. The decrease in adjusted EBIT was primarily attributable to lower volumes and a less favorable mix of products sold.

In the first nine months of 2023, adjusted EBIT of the custom containers segment decreased $25.2 million as compared to the first nine months of 2022, and adjusted EBIT margin decreased to 10.6 percent from 13.4 percent over the same periods. The decrease in adjusted EBIT was primarily attributable to lower volumes and a less favorable mix of products sold, partially offset by price increases primarily related to inflation in other manufacturing costs and cost savings.

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

For the nine months ended September 30, 2023, we used net borrowings of revolving loans and proceeds from other foreign long-term debt of an aggregate of $845.3 million and cash and cash equivalents of $278.5 million (including the positive effect of exchange rate changes of $0.5 million) to fund cash used in operations of $596.0 million, repurchases of our common stock of $183.9 million, net capital expenditures and other investing activities of $170.6 million, decreases in outstanding checks of $61.4 million, dividends paid on our common stock of $59.7 million, and the repayment of long-term debt of $52.7 million.
For the nine months ended September 30, 2022, we used net borrowings of revolving loans and proceeds from other foreign long-term debt of an aggregate of $529.3 million and cash and cash equivalents of $387.8 million to fund the redemption of our 4¾% Senior Notes and other foreign long-term debt for an aggregate of $300.3 million, decreases in outstanding checks of

$225.9 million, net capital expenditures and other investing activities of $161.6 million, cash used in operations of $117.5 million, dividends paid on our common stock of $54.3 million, repurchases of our common stock of $39.4 million and the negative effect of exchange rate changes on cash and cash equivalents of $18.1 million.

At September 30, 2023, we had $818.0 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at September 30, 2023 was $660.5 million.

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

Supply Chain Finance Program

We believe that we negotiate the best terms possible with our suppliers, including payment terms. In connection therewith, we initiated a SCF program with a major global financial institution. Under this SCF program, qualifying suppliers may elect, but are not obligated, to sell their receivables from us to such financial institution. A participating supplier negotiates its receivables sale arrangements directly with the financial institution under this SCF program. While we are not party to, and do not participate in the negotiation of, such receivables sale arrangements, such financial institution allows a participating supplier to utilize our creditworthiness in establishing a credit spread in respect of the sale of its receivables from us as well as in establishing other applicable terms. This may provide a supplier with more favorable terms than it would be able to secure on its own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in this SCF program and reaches an agreement with the financial institution, the supplier independently elects which individual invoices to us that they sell to the financial institution. All of our payments to a participating supplier are paid to the financial institution on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to the financial institution. The financial institution then pays the supplier on the invoice due date under our agreement with such supplier for any invoices not previously sold by the supplier to the financial institution. Amounts due to a supplier that elects to participate in this SCF program are included in accounts payable in our Condensed Consolidated Balance Sheet, and the associated payments are reflected in net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. Separate from this SCF program, we and suppliers who participate in this SCF program generally maintain the contractual right to require the other party to negotiate in good faith the existing payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Outstanding trade accounts payables subject to this SCF program were approximately $294.1 million, $321.9 million and $346.8 million at September 30, 2023 and 2022 and December 31, 2022, respectively.

Guaranteed Securities

Each of the 3¼% Senior Notes, the 4⅛% Senior Notes, the 2¼% Senior Notes and the 1.4% Senior Secured Notes were issued by Silgan and are guaranteed by our U.S. subsidiaries that also guarantee our obligations under the Credit Agreement, collectively the Obligor Group.

The following summarized financial information relates to the Obligor Group as of September 30, 2023 and December 31, 2022 and for the nine months ended September 30, 2023. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in subsidiaries of Silgan that are not part of the Obligor Group of $1.5 billion and $1.4 billion as of September 30, 2023 and December 31, 2022 are not included in noncurrent assets in the table below.

	Sept. 30, 2023	Dec. 31, 2022
	(Dollars in millions)

Current assets	$1,752.1	$1,247.4
Noncurrent assets	3,963.1	4,028.4
Current liabilities	1,592.8	1,077.7
Noncurrent liabilities	3,840.6	3,911.4

At September 30, 2023 and December 31, 2022, the Obligor Group held current receivables due from other subsidiary companies of $30.9 million and $72.4 million, respectively; long-term notes receivable due from other subsidiary companies of $735.6 million and $730.0 million, respectively; and current payables due to other subsidiary companies of $7.7 million and $7.9 million, respectively.

Nine Months Ended
Sept. 30, 2023
(Dollars in millions)

Net sales	$3,450.4
Gross profit	489.1
Net income	174.0

For the nine months ended September 30, 2023, net income in the table above excludes income from equity method investments of other subsidiary companies of $87.6 million. For the nine months ended September 30, 2023, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $37.3 million; net credits from such other subsidiary companies of $19.4 million; and net interest income from such other subsidiary companies of $26.7 million. For the nine months ended September 30, 2023, the Obligor Group received dividends from other subsidiary companies of $15.8 million.

Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $10.5 million and $6.3 million for the nine months ended September 30, 2023 and 2022, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $6.6 million and $9.9 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.9 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $0.8 million in 2023 and $2.6 million annually thereafter through 2040.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Since such filing, other than the changes discussed in Note 7 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the third quarter of 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a) Total Number of Shares Purchased
		(b) Average Price Paid per Share

July 1-31, 2023	—	$—	—	$246.2
August 1-31, 2023	2,829,774	$44.63	2,829,774	$119.9
September 1-30, 2023	618,220	$43.14	618,220	$93.3

Total	3,447,994	$44.36	3,447,994	$93.3

(1) On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026, of which we had repurchased approximately $53.8 million of our common stock prior to the third quarter of 2023.

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

SILGAN HOLDINGS INC.

Dated: November 2, 2023	/s/ Kimberly I. Ulmer
Kimberly I. Ulmer
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)