Form 10-K
period 2023-12-31
SILGAN HOLDINGS INC
filed 2024-02-29
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3.9 billion. Common Stock of the Registrant held by executive officers and directors of the Registrant has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 1, 2024, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 106,499,955.
Documents Incorporated by Reference:
Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for its Annual Meeting of Stockholders to be held in 2024 are incorporated by reference in Part III of this Annual Report on Form 10-K.

-i-

PART I
ITEM 1. BUSINESS.
GENERAL
We are a leading manufacturer of sustainable rigid packaging solutions for the world's essential consumer goods products. We had consolidated net sales of approximately $6.0 billion in 2023. Our products are used for a wide variety of end markets and we operate 107 manufacturing plants in North America, Europe, Asia and South America. Our products include:
•dispensing and specialty closures for fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden products;
•steel and aluminum containers for pet and human food and general line products; and
•custom designed plastic containers for pet and human food, consumer health and pharmaceutical, personal care, home care, lawn and garden and automotive products.
We are a leading worldwide manufacturer and supplier of dispensing and specialty closures for the fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden markets. Our leadership position in dispensing and specialty closures is a result of our ability to provide customers with market leading innovation and high levels of quality, service and technological support. Our dispensing and specialty closures business provides customers with an extensive variety of innovative dispensing systems and proprietary specialty closures solutions that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our product offering. We have 44 dispensing and specialty closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 100 countries throughout the world. In addition, we license our technology to four other manufacturers for various international markets that we do not serve directly. For 2023, our dispensing and specialty closures business had net sales of $2.2 billion (approximately 37.1 percent of our consolidated net sales) and income before interest and income taxes (EBIT) of $281.0 million (approximately 45.2 percent of our consolidated EBIT excluding corporate expense).
We are also a leading manufacturer and supplier of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2023 of more than half of the market. Our leadership in these markets is driven by our high levels of quality, service and technological support, our low cost producer position, our strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We have 40 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. Additionally, we believe that we have the most comprehensive equipment capabilities in the industry. For 2023, our metal containers business had net sales of $3.1 billion (approximately 52.4 percent of our consolidated net sales) and EBIT of $287.4 million (approximately 46.3 percent of our consolidated EBIT excluding corporate expense).
Additionally, we are a leading manufacturer and supplier of custom containers in North America for a variety of markets, including the pet and human food, consumer health and pharmaceutical, personal care, home care, lawn and garden and automotive markets. Our success with custom containers is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence with 23 manufacturing facilities in the United States and Canada. We produce custom containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2023, our custom containers business had net sales of $626 million (approximately 10.5 percent of our consolidated net sales) and EBIT of $52.8 million (approximately 8.5 percent of our consolidated EBIT excluding corporate expense).
Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing market leading innovation and reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2024 approximately 90 percent of our projected metal container sales and a majority of our projected dispensing and specialty closures and custom container sales will be under multi-year customer supply arrangements.

Our objective is to increase shareholder value by efficiently deploying capital and management resources to grow our business through acquisitions and organically, reduce operating costs and build sustainable competitive positions, or franchises. We believe that we will accomplish this goal because of our leading market positions and management expertise in acquiring, financing, integrating and efficiently operating consumer goods packaging businesses.
OUR HISTORY
We are a Delaware corporation. We were founded in 1987 by R. Philip Silver and D. Greg Horrigan. Since our inception, we have acquired forty businesses. Through acquisitions and organic growth, we have become a leading worldwide manufacturer and supplier of dispensing and specialty closures for the fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden markets, with net sales for the dispensing and specialty closures business of $2.2 billion in 2023, representing a compound annual growth rate of approximately 12.6 percent since our acquisition of the White Cap closures operations in the United States in 2003. As a result of the benefits of acquisitions and organic growth, we have become a leading manufacturer and supplier of metal containers in North America and Europe, with net sales for the metal containers business of $3.1 billion in 2023, representing a compound annual growth rate of approximately 7.2 percent since 1987, and have increased our overall share of the metal food container market in the United States from approximately ten percent in 1987 to more than half of the market in 2023. We have also grown our market position in the custom container business since 1987, with net sales for the custom container business increasing to $626.0 million in 2023, representing a compound annual growth rate of approximately 5.6 percent over that period. The following chart shows our acquisitions since our inception:

Acquired Business	Year	Products
Nestlé Food Company’s metal container manufacturing division	1987	Metal food containers
Monsanto Company’s custom container business	1987	Custom containers
Fort Madison Can Company of The Dial Corporation	1988	Metal food containers
Seaboard Carton Division of Nestlé Food Company	1988	Paperboard containers
Aim Packaging, Inc.	1989	Custom containers
Fortune Plastics Inc.	1989	Custom containers
Express Plastic Containers Limited	1989	Custom containers
Amoco Container Company	1989	Custom containers
Del Monte Corporation’s U.S. can manufacturing operations	1993	Metal food containers
Food Metal and Specialty business of American National Can Company	1995	Metal food containers and metal closures
Finger Lakes Packaging Company, Inc., a subsidiary of Birds Eye Foods, Inc.	1996	Metal food containers
Alcoa Inc.’s North American aluminum roll-on closures business	1997	Aluminum roll-on closures
Rexam PLC’s North American custom container business	1997	Custom containers and plastic closures
Winn Packaging Co.	1998	Custom containers
Campbell Soup Company’s steel container manufacturing business	1998	Metal food containers
Clearplass Containers, Inc.	1998	Custom containers
RXI Holdings, Inc.	2000	Custom containers and plastic closures, caps, sifters and fitments
Thatcher Tubes LLC	2003	Custom containers
Amcor White Cap, LLC	2003	Metal, composite and plastic closures

Acquired Business	Year	Products
Pacific Coast Producers’ can manufacturing operations	2003	Metal food containers
Amcor White Cap (Europe, Asia and South America)	2006 - 2008	Metal, composite and plastic closures
Cousins-Currie Limited	2006	Custom containers
Grup Vemsa 1857, S.L.’s metal closures operations in Spain and China	2008	Metal closures
IPEC Global, Inc. and its subsidiaries	2010	Plastic closures
Vogel & Noot Holding AG’s metal container operations	2011	Metal containers
DGS S.A.’s twist-off metal closures operations	2011	Metal closures
Nestlé Purina PetCare’s metal container manufacturing operations	2011	Metal containers
Öntaş Öner Teneke Ambalaj Sanayi ve Ticaret A.S.	2012	Metal containers and metal closures
Rexam High Barrier Food Containers, Inc., Rexam PLC’s thermoformed food container operations	2012	Thermoformed food containers
Amcor Packaging (Australia) Pty Ltd's metal closures operations in Australia	2013	Metal closures
Portola Packaging, Inc. and its subsidiaries	2013	Plastic closures
Tecnocap S.p.A.'s and Tecnocap LLC's metal closures operations in the U.S.	2013	Metal closures
Van Can Company's metal container manufacturing assets	2014	Metal containers
Injected Plastics Co.'s plastic closures operations	2015	Plastic closures
WestRock Company's dispensing and specialty closures business	2017	Dispensing and specialty closures
Cobra Plastics, Inc.	2020	Plastic and specialty closures
Albéa Group's dispensing operations	2020	Dispensing systems and specialty closures
Gateway Plastics LLC	2021	Dispensing systems and specialty closures
Unicep Packaging LLC	2021	Precision dosing dispensing systems
Easytech Closures S.p.A.	2021	Easy-open and sanitary metal ends

OUR STRATEGY
We intend to enhance our position as a leading manufacturer and supplier of consumer goods packaging products by continuing to aggressively pursue a strategy designed to achieve future growth and increase shareholder value by focusing on the following key elements:
SUPPLY “BEST VALUE” PACKAGING PRODUCTS WITH HIGH LEVELS OF QUALITY, SERVICE AND TECHNOLOGICAL SUPPORT
Since our inception, we have been, and intend to continue to be, devoted to consistently supplying our sustainable rigid packaging products with the combination of quality, price and service that our customers consider to be “best value.” In our dispensing and specialty closures business, we emphasize market leading innovation and high levels of quality, service and technological support. We believe our dispensing and specialty closures business is the premier innovative dispensing and specialty closures solutions provider to the fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden markets. We manufacture throughout the world a wide range of highly engineered dispensing systems for fragrance and beauty, personal and health care, home care, lawn and garden and food products. We also offer customers an extensive variety of metal and plastic specialty closures for food and beverage products, as well as proprietary equipment solutions such as cap feeders, capping/sealing equipment and detection systems, to ensure high quality package safety. In our metal containers business, we focus on providing high quality and high levels of service and utilizing our low cost producer position to supply our customers with metal containers, which are infinitely recyclable and one of the most recycled packages in the world. We have made and are continuing to make significant capital investments to enhance the competitive advantages of metal containers, and we offer our customers value-added features such as our family of Quick Top® easy-open ends for our metal food containers, shaped metal food containers and alternative color offerings for metal food containers as well as a more sustainable solution for their packaging needs. In our custom containers business, we provide high levels of quality and service and focus on value-added, custom designed containers to meet changing product and packaging demands of our customers. We believe that we are one of the few businesses that can custom design, manufacture and decorate a wide variety of custom containers, providing the customer with the ability to satisfy more of its packaging needs for custom containers through one supplier. We will continue to supply customized products that can be delivered quickly to our customers with superior levels of design, development and technological support. We also have made and continue to make strategic investments to enhance the competitive position of our custom containers business.
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
In late 2023, we announced a comprehensive cost reduction initiative to achieve $50 million of cost savings over the next two years from footprint rationalizations and other cost reduction actions in all of our businesses. As part of this initiative, we have already closed two dispensing and specialty closures manufacturing facilities and one metal container manufacturing facility to date, relocating volumes from such facilities to other facilities, and we have announced the closing of an additional metal container manufacturing facility and a custom container manufacturing facility from which volumes will be relocated to other facilities.
MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE
Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a long period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In February 2021, we amended our senior secured credit facility, or as amended our Credit Agreement, to provide us with additional flexibility to, among other things, issue new senior secured notes, and we issued $500.0 million aggregate principal amount of our 1.4% Senior Secured Notes due 2026, or the 1.4% Notes, and used the proceeds therefrom to prepay $500.0 million of outstanding term loans under our Credit Agreement. In September and October 2021, we funded the purchase price for each of Gateway Plastics LLC, or Silgan Specialty Packaging, Unicep Packaging LLC, or Silgan Unicep, and Easytech Closures S.p.A., or Easytech, with revolving loan borrowings under our Credit Agreement. In November 2021, we further amended our Credit Agreement to extend maturity dates by more than three years, increase our revolving loan facility from $1.2 billion to $1.5 billion, borrow $1.0 billion in new term loans to refinance outstanding term and revolving loans under our Credit Agreement that were used to fund the three acquisitions completed in 2021 and the acquisition of the dispensing operations of the Albéa Group, or the Albéa Dispensing Business, in 2020, and provide us with additional flexibility with regard to our strategic initiatives. In March 2022, we redeemed all $300.0 million aggregate principal amount of our outstanding 4¾% Senior Notes due 2025, or the 4¾% Notes, with revolving loan borrowings under our Credit Agreement and cash on hand. You should also read Notes 3 and 9 to our Consolidated Financial Statements for the year ended December 31, 2023 included elsewhere in this Annual Report.

EXPAND THROUGH ACQUISITIONS AND ORGANIC GROWTH
We intend to continue to increase our market share in our current markets and related markets through acquisitions and organic growth. We use a disciplined approach to make acquisitions and investments that generate attractive cash returns. As a result, we expect to continue to expand and diversify our customer base, geographic presence and product lines. This strategy has enabled us to increase our net sales and EBIT since our founding.
With our acquisitions of the dispensing systems operations of WestRock Company, now operating under the name Silgan Dispensing Systems, the Albéa Dispensing Business, Silgan Specialty Packaging and Silgan Unicep and through organic growth, we established ourselves as a leading worldwide manufacturer and supplier of dispensing systems and specialty closures for the fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden markets. Since 2003, following our acquisition of the White Cap closures operations in the United States, net sales of our dispensing and specialty closures business have increased to $2.2 billion in 2023 as a result of acquisitions and organic growth, representing a compound annual growth rate of approximately 12.6 percent over that period. We intend to pursue further acquisition opportunities in the dispensing and specialty closures markets, including in dispensing systems, or in adjacent markets, such as our acquisitions of Silgan Specialty Packaging and Silgan Unicep. Additionally, we expect to continue to generate organic growth in our dispensing and specialty closures business, particularly in dispensing systems. In making investments to pursue organic growth, we use a disciplined approach to generate attractive cash returns.
We are a leading manufacturer and supplier of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past 35 years, the metal food container market in North America has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé Food Company, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, Campbell Soup Company, or Campbell, Pacific Coast Producers, or Pacific Coast, and Nestlé Purina PetCare's steel container self-manufacturing assets, or Purina Steel Can, reflect this trend. We estimate that approximately ten percent of the market for metal food containers in the United States is still served by self-manufacturers.
We have expanded our metal containers business and increased our market share of metal containers primarily through acquisitions and growth with existing customers with net sales increasing to $3.1 billion in 2023, representing a compound annual growth rate of approximately 7.2 percent since 1987. We have also made, and are continuing to make, significant capital investments in our metal containers business to enhance our business and the competitive advantages of metal packaging for food, and we offer our customers value-added features such as our family of Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers as well as a more sustainable solution for their packaging needs. In 2023, approximately 70 percent of our metal food containers sold had an easy-open end.
We have grown our market position for our custom containers business since 1987, with net sales increasing to $626.0 million in 2023, representing a compound annual growth rate of approximately 5.6 percent over that period. We achieved this improvement primarily through strategic acquisitions as well as through organic growth. The custom containers segment of the consumer goods packaging industry continues to be highly fragmented, and we may pursue further acquisition opportunities in this market. We also expect to continue to generate organic growth in our custom containers business. As with acquisitions, we use a disciplined approach to pursue organic growth to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the pet and human food, consumer health and pharmaceutical, personal care, home care, lawn and garden and automotive markets.
ENHANCE PROFITABILITY THROUGH PRODUCTIVITY IMPROVEMENTS AND COST REDUCTIONS
We intend to continue to enhance profitability through investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions, and the optimization of our manufacturing facilities footprints. The additional sales and production capacity provided through acquisitions and investments have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. From 2018, we have closed four dispensing and specialty closures manufacturing facilities and six metal containers manufacturing facilities in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand.
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
In late 2023, we announced a comprehensive cost reduction initiative to achieve $50 million of cost savings over the next two years from footprint rationalizations and other cost reduction actions in all of our businesses. As part of this initiative, we have already closed two dispensing and specialty closures manufacturing facilities and one metal container manufacturing facility to date, relocating volumes from such facilities to other facilities, and we have announced the closing of an additional metal container manufacturing facility and a custom container manufacturing facility from which volumes will be relocated to other facilities.

BUSINESS SEGMENTS
We are a holding company that conducts our business through various operating subsidiaries. We operate three businesses: our dispensing and specialty closures business; our metal containers business; and our custom containers business.
DISPENSING AND SPECIALTY CLOSURES—37.1 PERCENT OF OUR CONSOLIDATED NET SALES IN 2023
We are a leading worldwide manufacturer and supplier of dispensing and specialty closures for the fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden markets. Our dispensing and specialty closures business provides customers with an extensive variety of innovative dispensing system solutions, including integrated dispensing packaging solutions, and proprietary metal and plastic specialty closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our specialty closures product offering. We have 44 dispensing and specialty closures manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 100 countries throughout the world. In addition, we license our technology to four other manufacturers for various markets that we do not serve directly. For 2023, our dispensing and specialty closures business had net sales of $2.2 billion (approximately 37.1 percent of our consolidated net sales) and EBIT of $281.0 million (approximately 45.2 percent of our consolidated EBIT excluding corporate expense). Since 2003, following our acquisition of the White Cap closures operations in the United States, we have grown our dispensing and specialty closures business through acquisitions and organic growth, with net sales increasing at a compound annual growth rate of approximately 12.6 percent.
Our dispensing and specialty closures business manufactures dispensing systems for the precision dosing of fragrance and beauty, personal and health care, home care, lawn and garden and food products, such as perfume and other fragrance and beauty products; skin care, lotion, cosmetic, health care nasal spray and other topical application, soap, hair care and other bath and body products; hard surface cleaning, professional cleaning and air and fabric care products; lawn care and other garden products; and condiments and other food products. With our acquisition in 2020 of the Albéa Dispensing Business, we expanded our dispensing systems portfolio, including for highly engineered pumps, sprayers and foam dispensing solutions for the beauty, fragrance and personal care markets. With our acquisition in 2021 of Silgan Specialty Packaging, we further grew our dispensing systems portfolio with integrated dispensing packaging solutions offerings. Our acquisition in 2021 of Silgan Unicep complemented our global dispensing and specialty closures business by expanding and extending our precision dosing capabilities and comprehensive product offering into new and existing markets and broadened our exposure to health care and Point-of-Care diagnostics markets. We also manufacture metal and plastic specialty closures, many of which maintain a vacuum for safety and extended shelf-life purposes, for food and beverage products, such as ready-to-drink teas, sports and enhanced drinks, dairy products, juice drinks, tomato sauce, salsa, pickles, baby food, ketchup and other condiments, preserves, soup, cooking sauces, gravies, fruits and vegetables. We provide customers for our specialty closures with custom formulations of sealing/lining materials, designed either to minimize removal torques and enhance openability of our closures or to maintain sealability of our closures, in each case to meet the unique needs of our customers while also meeting applicable regulatory requirements. We offer our customers an extensive range of decorating options for our dispensing and specialty closures for product differentiation. We also provide customers with sealing/capping equipment and detection systems to complement our specialty closures product offering. As a result of our extensive range of dispensing and specialty closures, our geographic presence and our focus on providing market leading innovation and high levels of quality, service and technological support, we believe that we are uniquely positioned to serve the fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden markets for all of their dispensing and specialty closure needs.
METAL CONTAINERS—52.4 PERCENT OF OUR CONSOLIDATED NET SALES IN 2023
We are a leading manufacturer and supplier of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2023 of more than half of the market. Our metal containers business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as pet food, vegetables and fruits, soup, proteins (e.g., meat, chicken and seafood) and other miscellaneous food products, as well as general line metal containers for products such as promotional products. With our acquisition in 2021 of Easytech, we increased our manufacturing capacity for easy-open ends for metal containers. We have 40 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. For 2023, our metal containers business had net sales of $3.1 billion (approximately 52.4 percent of our consolidated net sales) and EBIT of $287.4 million (approximately 46.3 percent of our consolidated

EBIT excluding corporate expense). Since 1987, we have grown our metal containers business through acquisitions and organic growth, with net sales increasing at a compound annual growth rate of approximately 7.2 percent. We estimate that approximately 90 percent of our projected metal container sales in 2024 will be pursuant to multi-year customer supply arrangements.
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
CUSTOM CONTAINERS—10.5 PERCENT OF OUR CONSOLIDATED NET SALES IN 2023
We produce custom containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers in North America for the markets that we serve. We are also a leading manufacturer in North America of thermoformed barrier and non-barrier bowls and trays for shelf-stable food products. We operate 23 custom container manufacturing facilities in the United States and Canada. For 2023, our custom containers business had net sales of $626.0 million (approximately 10.5 percent of our consolidated net sales) and EBIT of $52.8 million (approximately 8.5 percent of our consolidated EBIT excluding corporate expense). Since 1987, we have improved our market position for our custom containers business, with net sales increasing at a compound annual growth rate of approximately 5.6 percent.
We manufacture custom designed and stock plastic containers for food and beverage products, including peanut butter, salad dressings, condiments, spices, dairy products and liquor; consumer health and pharmaceutical products, including respiratory products, gastrointestinal products, tablets, antacids, mouthwash and other health and pharmaceutical products; personal care products, including shampoos, conditioners, hand creams, lotions, liquid soap and other cosmetics and toiletries; home care products, including cleaning products; lawn and garden products; and automotive care products. In addition, we manufacture thermoformed barrier and non-barrier bowls and trays for food products, such as pet food and soups and other ready-to-eat meals, as well as thermoformed tubs for food products. We also manufacture plastic closures, caps, sifters and fitments for food and household products, including salad dressings, condiments, peanut butter, spices, liquid margarine, powdered drink mixes and arts and crafts supplies.
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
As of February 1, 2024, we operated a total of 107 manufacturing facilities in 20 different countries throughout the world that serve the needs of our customers.
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
DISPENSING AND SPECIALTY CLOSURES BUSINESS
We use resins in pellet form, such as homopolymer polypropylene, copolymer polypropylene and HDPE, thermoplastic elastomer lining materials, processing additives and colorants in the manufacture of dispensing systems and plastic closures. We use tinplate and tin free steel (TFS), aluminum, organic coatings, low-metallic inks and pulpboard, plastic and organic lining materials in the manufacture of metal closures. Although no assurances can be given, we believe we have made adequate provisions to purchase sufficient quantities of these raw materials to meet our customers' requirements for the foreseeable future, despite the significant consolidation of suppliers and facility closings by suppliers and absent unforeseen events such as hurricanes or other extreme weather conditions.
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
Approximately 13 percent, 13 percent and 12 percent of our consolidated net sales were to Nestlé in 2023, 2022 and 2021, respectively. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.
You should also read “Risk Factors—Risks Related to Business, Operations and Certain Financial Matters—We face competition from many companies and we may lose sales or experience lower margins on sales as a result of such competition” included elsewhere in this Annual Report.
DISPENSING AND SPECIALTY CLOSURES BUSINESS
We are a leading worldwide manufacturer and supplier of dispensing systems and specialty closures for the fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden markets. We have 44 dispensing and specialty closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 100 countries throughout the world.
Our largest customers of our dispensing and specialty closures business include Campbell, The Coca-Cola Company, Colgate-Palmolive Company, Dairy Farmers of America, Estée Lauder Companies, Inter Parfums Holdings, S.A., The Kraft Heinz Company, or Kraft Heinz, L'Oréal S.A., LVMH Moët Hennessy Louis Vuitton, Mizkan Holdings Co., Ltd., Molson Coors Brewing Company, Mt. Olive Pickle Company, Inc., Natura & Co., Nestlé S.A., or Nestlé, O Boticário, PepsiCo Inc., Prime Hydration, LLC, The Procter & Gamble Company, Puig, S. C. Johnson & Son, Inc., The Scotts Company LLC, Spectrum Brands Holdings, Inc., STADA Arzneimittel AG, and Unilever, plc. We have multi-year supply arrangements with many of our customers in the United States. Outside of the United States, the dispensing and specialty closures business has had long-term relationships with most of its customers. While we have multi-year supply arrangements with some of our dispensing and specialty closures customers outside of the United States, as is common practice, many supply arrangements with customers outside of the United States are negotiated on a year-by-year basis.
In addition, we license our technology to four other manufacturers who supply products in Israel, South Korea, South Africa, the Indian Ocean Islands, the Philippines and Thailand.
METAL CONTAINERS BUSINESS
We are a leading manufacturer and supplier of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2023 of more than half of the market. We have 40 metal containers manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. Our largest customers for these products include Campbell, Conagra Brands, Inc., Del Monte, Eagle Family Foods Group LLC, General Mills, Inc., Goya Foods, Inc., Hill's Pet Nutrition, Inc., Hormel Foods Corporation, Kraft Heinz, Mars, Incorporated, Nestlé, Nortera Foods Inc., O-AT-KA Milk Products, LLC, Pacific Coast, Stanislaus Food Products Company, Thai Union Group and Tony Downs Foods Co.
We have entered into multi-year supply arrangements with most of our customers for our metal containers business. We estimate that approximately 90 percent of our projected metal container sales in 2024 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements. In Europe, our metal containers business has had long-term relationships with many of its customers, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis.
Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal food container requirements. Our net sales of metal food containers to Nestlé in North America and Europe in 2023 were $671.7 million. We also supply Nestlé with dispensing solutions and metal and plastic closures in North America and Europe and plastic containers in North America. In 2018, we entered into long-term supply agreements with Nestlé that run through 2025 for the supply of all of Nestlé’s North American metal food container requirements for pet food and other food products and to support growth initiatives of Nestlé. These long-term supply agreements replaced previous supply agreements with Nestlé. Each of these long-term supply agreements provide for certain prices and specify that those prices will be increased or decreased based upon price change formulas.
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
CUSTOM CONTAINERS BUSINESS
We are one of the leading manufacturers and suppliers of custom designed and stock plastic containers sold in North America for a variety of markets, including the pet and human food, consumer health and pharmaceutical, personal care, home care, lawn and garden and automotive markets. We are also a leading manufacturer and supplier in North America of thermoformed barrier and non-barrier bowls and trays for shelf-stable food products and pet food products. We market our custom containers in most areas of North America through a direct sales force and a large network of distributors. We also market certain stock plastic containers through an on-line shopping catalog.
Our largest customers for our custom containers business include Badia Spices Inc., Berlin Packaging LLC, Conagra Brands, Inc., General Mills, Inc., Kraft Heinz, Lactalis Canada Inc., Mars, Incorporated, McCormick & Company, Incorporated, Nice-Pak Products, Inc., Perrigo Company plc, The Procter & Gamble Company, The Scotts Company LLC, TricorBraun, Inc. and Winland Foods, Inc.
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
DISPENSING AND SPECIALTY CLOSURES BUSINESS
Our dispensing and specialty closures business competes primarily with AptarGroup, Inc., Bericap Holding GmbH, Berry Global Group, Inc., Closures Systems International, Inc., Crown Holdings, Inc., Eviosys Packaging Switzerland GmbH, Guala Dispensing Mexico, S.A. de C.V., Massilly Holding SAS and Tecnocap S.p.A. With our ability to manufacture an extensive range of dispensing systems and specialty closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our specialty closures product offering, and our global presence, we believe we are uniquely positioned to serve the fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden product companies for all of their dispensing and specialty closure needs.
METAL CONTAINERS BUSINESS
Of the commercial metal container manufacturers, Crown Holdings, Inc., Eviosys Packaging Switzerland GmbH, Sonoco Products Company and Trivium Packaging are our most significant competitors. Our competitors also include other regional suppliers. As an alternative to purchasing containers from commercial can manufacturers, customers have the ability to invest in equipment to self-manufacture their containers. Additionally, customers can choose to use other types of packaging for their products, such as plastic, paper, glass and composite containers.
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
CUSTOM CONTAINERS BUSINESS
Our custom containers business competes with a number of large national and global producers of custom containers for the pet and human food, consumer health and pharmaceutical, personal care, home care, lawn and garden and automotive markets. These competitors include Alpla-Werke Alwin Lehner GmbH & Co. KG, Amcor plc, Berry Global Group, Inc., Cebal Americas, Altium Packaging LLC, Graham Packaging Company, Plastipak Holdings, Inc. and Pretium Packaging LLC. In addition to our rapid response to our customers’ design, development and technology support needs and our value-added, diverse product line, we strive to remain current with and, to some extent, anticipate innovations in resin composition and applications and changes in the technology for the manufacturing of custom containers and closures.
SILGAN TEAM
As of December 31, 2023, we employed approximately 3,600 salaried and 10,800 hourly employees on a full-time basis. Approximately 33 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. In addition, as of December 31, 2023, Campbell provided us with approximately 120 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.
Our labor contracts expire at various times between 2024 and 2026. As of December 31, 2023, contracts covering approximately 13 percent of our hourly employees in the United States and Canada will expire during 2024. We expect no significant changes in our relations with these unions.
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
In 2023, approximately 90 percent of our metal container sales and a majority of our dispensing and specialty closures and custom container sales were pursuant to multi-year supply arrangements. Although no assurances can be given, we have been successful historically in continuing these multi-year customer supply arrangements. Additionally, in general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal. If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the proposal. Moreover, due to our fixed costs, we may be unable to maintain our margins at past levels if we are not able to achieve capacity utilization rates similar to prior periods in our manufacturing facilities.
The loss of any major customer, a significant reduction in the purchasing levels of any major customer, whether due to competition, inventory destocking, weather related events or any other reason, or a significant adverse change in the terms of our supply agreement with any major customer could adversely affect our results of operations.
DEMAND FOR OUR PRODUCTS COULD BE AFFECTED BY CHANGES IN LAWS AND REGULATIONS APPLICABLE TO FOOD AND BEVERAGES AND CHANGES IN CONSUMER PREFERENCES.
We manufacture and sell sustainable rigid packaging solutions for consumer goods products. Many of our products are used to package food and beverages, and therefore they come into direct contact with these products. Accordingly, such products must comply with various laws and regulations for food and beverages applicable to our customers. Changes in such laws and regulations could negatively impact our customers’ demand for our products as they comply with such changes and/or require us to make changes to our products. Additionally, because our products are used to package consumer goods, we are subject to a variety of risks that could influence consumer behavior and negatively impact demand for our products, including changes in consumer preferences driven by various health-related and environmental concerns and perceptions. For example, due largely to changes in consumer preferences, we changed the coatings and compounds in most of our metal closure and metal container products to not intentionally include bisphenol A in such coatings and compounds, resulting in additional costs. In addition, some U.S. states have passed or are contemplating legislation restricting, and the European Union is reviewing a proposal to restrict, the use of materials that contain per-and polyfluoroalkyl substances (PFAS), which may require us to incur costs to modify our products in order to comply with these requirements.
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
Over the last few years, there has been significant consolidation of suppliers of steel worldwide. In addition, tariffs, quotas and court cases have negatively impacted the ability and desire of steel suppliers to competitively supply steel outside of their countries. The United States has imposed tariffs and quotas on steel supply into the United States from certain foreign countries, which has increased the cost of steel imported into the United States as well as ultimately steel manufactured in the United States. Additionally, exemptions from tariffs granted by the United States have been inconsistent and unpredictable. In Europe, quotas on foreign steel supply have negatively impacted the ability of foreign steel suppliers to supply steel into Europe. Additional tariffs and/or quotas or other limitations on steel supply could further negatively impact the ability and desire of steel suppliers to competitively supply steel outside of their countries. Our metal container and metal closures supply agreements with our customers provide for the pass through of changes in our metal costs. For our customers without long-term agreements, we also generally increase prices to pass through increases in our metal costs. However, the impact of tariffs and quotas could create volatility in the applicable markets and therefore create challenges for us and our customers in passing through costs related to such tariffs and quotas.
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
Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2024. Additionally, although no assurances can be given, we generally have been able to pass raw material cost increases through to our customers. The loss of our ability to pass those cost increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.
GLOBAL ECONOMIC CONDITIONS, DISRUPTIONS IN CREDIT MARKETS AND IN MARKETS GENERALLY AND THE INSTABILITY OF THE EURO COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.
The global financial markets have experienced substantial disruption, including, among other things, volatility in securities prices, bank failures, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Additionally, the global economy has experienced recessions, and economic uncertainty is generally continuing worldwide. Most recently, global markets have experienced significant inflation which created greater economic uncertainty, particularly as banking authorities have increased interest rates to combat inflation. Our interest and other debt expense before loss on early extinguishment of debt was $47.0 million higher in 2023 than in 2022 primarily due to the impact of higher interest rates. Our business, financial condition, results of operations and ability to obtain additional financing in the future, including on terms satisfactory to us, could be adversely affected due to, among other risks we face, any such economic conditions, disruptions of the global financial markets or of markets generally or tightening of credit in the financial markets.
Economic conditions and disruptions in the credit markets and in markets generally could also harm the liquidity or financial position of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us or reduce our customers’ purchases from us, any of which could negatively affect our business, financial condition or results of operations. Additionally, under such circumstances, the creditworthiness of the counterparties to our interest rate and commodity pricing transactions could deteriorate, thereby increasing the risk that such counterparties fail to meet their contractual obligations to us.
Global markets are also susceptible to other disruptions and resulting negative impacts from other occurrences and events, such as pandemics and contagious diseases like COVID-19 and conflicts in parts of the world, which could negatively affect global markets and the global economy. Such occurrences and events could cause or require us, our suppliers or our customers to temporarily suspend operations in affected regions, otherwise disrupt or affect our, our suppliers’ or our customers’ operations or businesses, disrupt supply chains and logistics, commerce and travel, or cause an economic downturn or otherwise negatively impact consumer behavior and demand. Although our businesses experienced significant demand increases for many of our products in 2020 and

2021 as a result of the COVID-19 pandemic, any such occurrences, events or disruptions could have a material adverse impact on our business, financial condition or results of operations.
Beginning in 2021, a number of industries have generally experienced supply chain challenges, which in many cases have resulted in longer lead times and additional costs. These supply chain challenges have been due to a variety of events, including the COVID-19 pandemic, labor supply issues and, most recently, the current conflict in the Middle East. Our businesses were impacted by these supply chain challenges in 2021 and, to a lesser extent, in 2022. As a result, we incurred additional costs that impacted our results of operations and experienced longer lead times for certain equipment purchases. Additionally, many of our customers and suppliers were impacted by these supply chain challenges, which negatively impacted our businesses. Continued supply chain challenges or additional supply chain challenges would impact our businesses and could have a material adverse impact on our financial condition or results of operations.
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
In addition, our businesses may be adversely affected by changes in the availability of certain resources that are necessary to produce and supply our products (including electrical power, natural gas, and oil). For example, our businesses rely on a continuous energy supply to conduct their respective operations. If the availability of energy or certain other resources is reduced or interrupted for a significant period of time, our businesses’ ability to produce and supply our products may be hampered, which could have a material adverse effect on our business, financial condition or results of operations. Many of our international operations depend on the availability of natural gas. If the current conflict in Russia and Ukraine is not resolved, any further sanctions imposed or actions taken by the United States or other countries, and any retaliatory measures by Russia in response, could affect the price and supply of natural gas throughout Europe, including our facilities in Europe. It is uncertain when conditions will improve, if at all, or whether additional governmental sanctions will be enacted in future periods, and it is not possible to predict the direct and indirect impacts of this evolving situation and its effect on future periods. Such a disruption in the supply of natural gas could impact our ability to continue our operations at such facilities at normal levels and otherwise cause disruptions at our facilities in Europe, which could have a material adverse impact on our business, financial condition or results of operations.
WE MAY BE UNABLE TO ACHIEVE, OR MAY BE DELAYED IN ACHIEVING, ADEQUATE RETURNS FROM OUR EFFORTS TO OPTIMIZE OUR OPERATIONS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
We continually strive to improve our operating performance and further enhance our franchise positions in our businesses through the investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions and the optimization of our manufacturing facilities footprints. For example, in late 2023 we announced a comprehensive cost reduction initiative to achieve $50 million of cost savings over the next two years from footprint rationalizations and other cost reduction actions in all of our businesses. Our operations include complex manufacturing systems as well as intricate scheduling and numerous geographic and logistical complexities associated with our facilities and our customers’ facilities. Accordingly, our efforts to achieve productivity improvements, manufacturing efficiencies and manufacturing cost reductions and to optimize our manufacturing facilities footprints are subject to a number of risks and uncertainties that could impact our ability to achieve adequate returns from our efforts as planned. These risks and uncertainties include, among others, completing any such efforts on time and as planned and retaining customers impacted thereby.
IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL OR TRADE NAMES, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.
As a result of our acquisitions, we have $2.0 billion of goodwill and $32.1 million of indefinite-lived trade names recorded on our consolidated balance sheet at December 31, 2023. We are required to periodically determine if our goodwill and trade names have become impaired, in which case we would write-down the impaired portion. If we were required to write-down all or part of our goodwill or trade names, our net income and net worth could be materially adversely affected.

INCREASED INFORMATION TECHNOLOGY SECURITY THREATS AND MORE SOPHISTICATED AND TARGETED COMPUTER CRIME COULD POSE A RISK TO OUR SYSTEMS, NETWORKS, PRODUCTS, SOLUTIONS AND SERVICES.
In order to conduct our business without interruption, we rely on information technology systems, networks and services, some of which are managed, hosted and provided by third-party service providers. These systems, networks or services could fail on their own accord or may be vulnerable to a variety of interruptions or shutdowns, including interruptions or shutdowns due to cyberattacks or other similar disruptions, natural disasters, power outages, telecommunications failures, terrorist attacks or failures during the process of upgrading or replacing software or hardware. Although we have not experienced any material breaches or material losses related to cybersecurity incidents, cyberattacks or other disruptions to date, increased global security threats, employees working remotely more often and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and those of our third-party service providers and the confidentiality, availability and integrity of our data. Depending on their nature and scope, such threats could potentially lead to adverse consequences, including, but not limited to, the loss of data due to damaged or destroyed servers, the compromise of confidential information, including confidential information relating to our employees and customers, improper use of our systems and networks, manipulation and destruction of data, defective products, our inability to access our systems, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. A cyberattack or other disruption may also result in a financial loss, including potential fines or other payments for failure to safeguard data.
We have taken steps and incurred costs and continue to take steps and incur costs to further strengthen the security of our computer systems and continue to assess, maintain and enhance the ongoing effectiveness of our information security systems. While we attempt to mitigate these risks by employing a number of measures, including development and implementation of cybersecurity policies and procedures, employee training, comprehensive monitoring of our networks and systems and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognizable until launched against a target or until a breach has already occurred. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. It is therefore possible that in the future we may suffer a criminal attack where unauthorized parties gain access to personal information or other sensitive data in our possession or otherwise disrupt our business, and we may not be able to identify any such incident in a timely manner.
We maintain and have access to data and information that is subject to privacy and security laws, data protection laws and applicable regulations. The interpretation and application of such laws, including federal, state and international laws, relating to the collection, use, retention, disclosure, security and transfer of personally identifiable data in the United States (including but not limited to the California Consumer Privacy Act and other state consumer privacy laws where applicable), Europe (including but not limited to the European Union's General Data Protection Regulation) and elsewhere, are uncertain and evolving. Despite our efforts to protect such information, breaches or misplaced or lost data could have a materially adverse impact on our business.
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

RISKS RELATED TO OUR INDEBTEDNESS
OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.
At December 31, 2023, we had $3.44 billion of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions and refinancing our previously outstanding debt. In addition, at December 31, 2023, after taking into account outstanding letters of credit of $21.5 million, we had up to $1.48 billion of revolving loans available to be borrowed under our Credit Agreement. We also have available to us under our Credit Agreement an uncommitted multi-currency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided in our Credit Agreement), which may take the form of one or more incremental term loan facilities, increased commitments under our revolving loan facility and/or incremental indebtedness in the form of senior secured loans and/or notes, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness.
A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. In 2023, we paid $155.4 million in interest on our indebtedness. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a significant portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. The discontinuation of the London Interbank Offered Rate, or LIBOR, which expired on June 30, 2023, could also affect interest rates and financing costs. New rates may not be as favorable to us as those in effect prior to the discontinuation of LIBOR, and these new rates may be more volatile. While we have transitioned to using the Secured Overnight Financing Rate, or SOFR, in place of LIBOR, SOFR has a limited history and SOFR-based reference rates may perform differently from LIBOR, which may affect our net interest expense, change our market risk profile and require changes to our financing strategies. Based on the average outstanding amount of our variable rate indebtedness in 2023, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2023 interest expense by an aggregate amount of approximately $13.2 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2023.
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
DESPITE OUR CURRENT LEVELS OF INDEBTEDNESS, WE MAY INCUR ADDITIONAL DEBT IN THE FUTURE, WHICH COULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.
We are continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisitions and to fund any resulting increased operating needs. For example, in September and October 2021, we funded the purchase price for each of Silgan Specialty Packaging, Silgan Unicep and Easytech with aggregate revolving loan borrowings under our Credit Agreement of $747.9 million. If new debt is added to our current debt levels, the related risks we now face could increase. We will have to effect any new financing in compliance with the agreements governing our then existing indebtedness. The indentures governing the 3¼% Senior Notes due 2025, or the 3¼% Notes, our 4⅛% Senior Notes due 2028, or the 4⅛% Notes, our 2¼% Senior Notes due 2028, or the 2¼% Notes, and the 1.4% Notes do not prohibit us from incurring additional indebtedness.
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
RISKS RELATED TO ACQUISITIONS
WE MAY NOT BE ABLE TO PURSUE OUR GROWTH STRATEGY BY ACQUISITION.
Historically, we have grown predominantly through acquisitions. Our future growth will depend in large part on additional acquisitions of consumer goods packaging businesses. We may not be able to locate or acquire other suitable acquisition candidates consistent with our strategy, and we may not be able to fund future acquisitions because of limitations under our indebtedness or otherwise, including due to the limited availability of funds if the financial markets are impaired or if we cannot borrow funds at rates which we find attractive.

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
As of December 31, 2023, we employed approximately 10,800 hourly employees on a full-time basis. Approximately 33 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. Our labor contracts expire at various times between 2024 and 2026. We cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable to us than current agreements. Disputes with the unions representing our employees could result in strikes or other labor protests that could disrupt our operations and divert the attention of management from operating our business. A strike or work stoppage could make it difficult for us to find a sufficient number of people with the necessary skills to replace those employees. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations.
Over the past few years, the United States and, to a lesser extent, Europe experienced a tightened labor market which made it more difficult to find employees to fill open positions. While the availability of labor has improved, any recurrence of a more tightened labor market could have a material adverse effect on our business, financial condition or results of operations.

IF THE INVESTMENTS IN OUR U.S. PENSION BENEFIT PLANS DO NOT PERFORM AS EXPECTED, WE MAY HAVE TO CONTRIBUTE ADDITIONAL AMOUNTS TO THESE PLANS, WHICH WOULD OTHERWISE BE AVAILABLE TO COVER OPERATING AND OTHER EXPENSES.
We maintain noncontributory, defined benefit pension plans covering some of our U.S. employees, which we fund based on certain actuarial assumptions. The plans’ assets consist primarily of fixed income securities and common stock. If the investments of the plans do not perform at expected levels, then we may have to contribute additional funds to ensure that the plans will be able to pay out benefits as scheduled. Such an increase in funding would result in a decrease in our available cash flow. In addition, any such investment performance significantly below our expected levels could adversely impact our results of operations. For example, the significant market declines in investment values during 2022 as compared to our assumed rate of return for the plans for that year had a non-cash unfavorable impact of approximately $48.0 million on other pension income in our results of operations in 2023.
WE PARTICIPATE IN MULTIEMPLOYER PENSION PLANS UNDER WHICH, IN THE EVENT OF CERTAIN CIRCUMSTANCES, WE COULD INCUR ADDITIONAL LIABILITIES WHICH MAY BE MATERIAL AND MAY NEGATIVELY AFFECT OUR FINANCIAL RESULTS.
We currently participate in two multiemployer pension plans which provide defined benefits to certain of our union employees. In 2022, we withdrew from participating in the United Food & Commercial Workers - Local One Pension Fund, or the UFCW Pension Fund. As a result of such withdrawal, we expect to incur cash expenditures for the withdrawal liability of approximately $0.1 million annually until 2042. In 2019, we withdrew from participating in the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan. As a result of such withdrawal, we expect to incur cash expenditures for the withdrawal liability of approximately $2.6 million annually until 2040. Because of the nature of multiemployer pension plans, there are risks associated with participating in such plans that differ from single-employer pension plans. Amounts contributed by an employer to a multiemployer pension plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer.  In the event that another participating employer to a multiemployer pension plan in which we participate no longer contributes to such plan, the unfunded obligations of such plan may be borne by the remaining participating employers, including us. In such event, our required contributions to such plan could increase, which could negatively affect our financial condition and results of operations. In the event that we withdraw from participation in a multiemployer pension plan in which we participate or otherwise cease to make contributions to such a plan or in the event of the termination of such a plan, we would be required under applicable law to make withdrawal liability payments to such plan in respect of the unfunded vested benefits of such plan, which unfunded vested benefits could be significant. Such withdrawal liability payments could be material and could negatively affect our financial condition and results of operations. For further information with respect to our withdrawal from the Central States Pension Plan and the UFCW Pension Fund, please see Notes 4 and 13 to our Consolidated Financial Statements for the year ended December 31, 2023 included elsewhere in this Annual Report.

RISKS RELATED TO INTERNATIONAL OPERATIONS
OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.
Our international operations generated approximately $1.61 billion, or approximately 27 percent, of our consolidated net sales in 2023. As of February 1, 2024, we have a total of 45 manufacturing facilities in a total of 19 countries outside of the United States, including Canada, Mexico and countries located in Europe, Asia and South America, serving customers in approximately 100 countries worldwide. Our business strategy may include continued expansion of international activities. Accordingly, the risks associated with operating in foreign countries, including Canada, Mexico and countries located in Europe, Asia and South America, may have a negative impact on our liquidity and net income. For example, the current economic uncertainty throughout the world, the current conflict in Russia and Ukraine, the current situation and recent geopolitical disruptions in the Middle East and the current trade uncertainty throughout the world may have an adverse effect on our results of operations and financial condition. As a result of the current conflict in Russia and Ukraine, we shut down and ceased operations at our two metal container manufacturing facilities in Russia at the beginning of 2023, resulting in a reduction in net sales in our metal containers segment of $54.3 million in 2023 as compared to 2022.
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
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We also need to adapt our internal control over financial reporting as our business grows and changes. As we grow our business and acquire other businesses, our internal controls could become increasingly complex, requiring more time and resources. As further discussed in Item 9A, “Controls and Procedures,” included elsewhere in this Annual Report, management concluded that we maintained effective internal control over financial reporting as of December 31, 2023. There is no assurance that, in the future, material weaknesses will not be identified that would cause management to change its conclusion as to the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, and we may be required to restate previously published financial information, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

CHANGES IN U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (U.S. GAAP) AND SEC RULES AND REGULATIONS COULD MATERIALLY IMPACT OUR REPORTED RESULTS
U.S. GAAP and SEC accounting and reporting changes are common. These changes could have significant effects on our reported results when compared to prior periods and other companies and may even require us to retrospectively adjust prior periods. Additionally, material changes to the presentation of transactions in the consolidated financial statements could impact key ratios that investors, analysts and credit rating agencies use to assess or rate our performance and could ultimately impact our ability to access the credit markets in an efficient manner.
RISKS RELATED TO OUR COMMON STOCK
OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER US AND THEIR EXERCISE OF THAT INFLUENCE COULD BE ADVERSE TO YOUR INTERESTS.
As of December 31, 2023, Messrs. Silver and Horrigan beneficially owned an aggregate of 24,406,009 shares of our common stock, or approximately 23 percent of our outstanding common stock. This amount does not include shares of our common stock owned by affiliates and related family transferees of Messrs. Silver and Horrigan that are not deemed to be beneficially owned by Messrs. Silver or Horrigan. Accordingly, if Messrs. Silver and Horrigan act together, they will be able to exercise substantial influence over all matters submitted to the stockholders for a vote, including the election of directors.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.
We are committed to protecting our critical information and data and information technology environment and defending against cybersecurity threats. We focus on relevant areas of cybersecurity risks and vulnerabilities and seek to mitigate such risks by maintaining secure environments, maintaining processes to identify cybersecurity threats and raising awareness of cybersecurity risks to our employees.
We utilize a comprehensive, multi-layered approach for our cybersecurity management which is generally aligned with the National Institute on Standards and Technology Cybersecurity Framework. We have a number of controls and procedures in place to recognize potential cybersecurity threats and potential incidents and elevate such potential incidents to senior management and our outside advisors to determine the materiality of such incidents. Automated tools and our third party security operation center provide alerts to our cybersecurity staff regarding potential threats. We also use an array of defenses to protect our cybersecurity environment and mitigate cybersecurity threats, including multi-factor authentication, access controls, email filtering, firewalls, intrusion prevention and detection systems, partitioning and encryption of information, backup and data recovery procedures, malware defenses, disaster recovery and incident plan responses, hardware and software updates and patching, and related programs. We regularly assess the efficacy of these defenses and mitigation measures and implement improvements, focusing on critical matters. To further promote a culture of cybersecurity awareness and defense, we also have regular educational and training sessions for our relevant employee population about the importance of cybersecurity and our key information more generally.
We regularly engage third parties and leverage their expertise to improve our cybersecurity environment and defenses against third party threats. Such third parties assist us in the assessment and testing of our cybersecurity environment and help us identify any potential gaps in our cybersecurity defenses. We also regularly discuss evolving cybersecurity threats with third parties and interface with software and hardware providers to manage our cybersecurity environment.
We have extensive incident response plans in place that provide a documented framework to, among other things, identify the critical steps to be taken for immediate rescue and recovery actions when a system disruption occurs. We also have comprehensive business continuity plans in place for disruptions, including a system disruption, that include recovery actions and alternate methods including manual work arounds that allow us to continue operating and shipping products. Our incident response plans and business continuity plans are regularly reviewed and updated, with a focus on continuous improvement.
While we have not had any cybersecurity incident that has materially affected or is reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, future cybersecurity incidents or threats could have a material impact on our results of operations or financial condition as discussed in “Risk Factors”—“ Increased Information Technology Security Threats and More Sophisticated and Targeted Computer Crime Could Pose a Risk to Our Systems, Networks, Products, Solutions and Services.”
Our Board of Directors is responsible for risk oversight for the Company, which includes cybersecurity. Our Board of Directors risk oversight process, including for cybersecurity, builds upon management’s assessment of the Company’s risks and processes for managing and mitigating such risks. Our senior management presents a report to our Board of Directors at each of its quarterly regular meetings regarding our cybersecurity environment, relevant cybersecurity projects, actions we are taking to address and mitigate cybersecurity risks and other relevant cybersecurity related topics applicable to us. During such presentations and other discussions regarding risks, senior management reviews cybersecurity risks with our Board of Directors.
In support of such oversight process of our Board of Directors, our management maintains robust cybersecurity management processes. Our cybersecurity function is led by our Executive Vice President, Corporate Development and Administration and our Vice President of our Business Technology Group. Our Vice President of our Business Technology Group has been with us for over 35 years in various roles related to information technology, cybersecurity and support of our business and enterprise systems. He has over 38 years of direct experience in multiple roles related to information technology and cybersecurity and a deep understanding of how information technology data and specialized software and hardware relates to our business operations. Our Vice President of our Business Technology Group also has significant experience in identifying third party cybersecurity risks and integrating acquired companies into our cybersecurity environment.
We have a Cybersecurity Governance Committee, consisting of our Chief Executive Officer, our Executive Vice President, Corporate Development and Administration, our Executive Vice President, General Counsel and

Secretary, our Senior Vice President and Chief Financial Officer, our Senior Vice President, Corporate Development (formerly the Chief Financial Officer for our U.S. metal container operations), our Vice President of our Business Technology Group and the IT Director for one of our businesses. Our Cybersecurity Governance Committee meets multiple times per quarter to address cybersecurity risks and threats, our responses to such risks and threats, the results of cybersecurity tests and controls and the impact of completed and planned projects to support our cybersecurity environment. We also maintain a cybersecurity working committee among our businesses that is comprised of our Vice President of our Business Technology Group, the IT Directors of our businesses and other key members of our Business Technology Group. The cybersecurity working committee meets at least monthly with a primary focus on goals and improvements to our cybersecurity management processes, and members of our management and of the management of our businesses are invited to attend.

ITEM 2. PROPERTIES.
We own and lease properties for use in the ordinary course of business. Our properties consist primarily of 44 manufacturing facilities for our dispensing and specialty closures business, 40 manufacturing facilities for our metal containers business, and 23 manufacturing facilities for our custom containers business. We own 56 of these facilities and lease 51. The leases expire at various times through 2040. Some of these leases contain renewal options as well as various purchase options.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is quoted on the New York Stock Exchange under the symbol SLGN. As of January 31, 2024, we had 27 holders of record of our common stock.
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
ISSUER PURCHASES OF EQUITY SECURITIES
On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026, of which we repurchased approximately $206.7 million of our common stock. We did not repurchase any of our equity securities in the fourth quarter of 2023. Accordingly, at December 31, 2023, we had approximately $93.3 million remaining for the repurchase of our common stock under this authorization.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2023. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.
GENERAL
We are a leading manufacturer and supplier of sustainable rigid packaging solutions for the world's essential consumer goods products. We currently produce dispensing and specialty closures for the fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden markets; steel and aluminum containers for pet and human food and general line products; and custom designed plastic containers for the pet and human food, consumer health and pharmaceutical, personal care, home care, lawn and garden and automotive markets. We are a leading worldwide manufacturer of dispensing and specialty closures, a leading manufacturer of metal containers in North America and Europe, the largest manufacturer of metal food containers in North America with a unit volume market share in the United States for the year ended December 31, 2023 of more than half of the market, and a leading manufacturer of custom containers in North America for a variety of markets.
Our objective is to increase shareholder value by efficiently deploying capital and management resources to grow our business through acquisitions and organically, reduce operating costs, build sustainable competitive positions, or franchises. We have grown our net sales and income from operations largely through acquisitions but also through organic growth, and we continue to evaluate acquisition opportunities in the consumer goods packaging market.
SALES GROWTH
We have increased net sales and market share in our dispensing and specialty closures, metal containers, and custom containers businesses through both acquisitions and organic growth. As a result, we have expanded and diversified our customer base, geographic presence and product lines.
With our acquisitions of Silgan Dispensing Systems, the Albéa Dispensing Business, Silgan Specialty Packaging and Silgan Unicep and through organic growth, we established ourselves as a leading worldwide manufacturer of dispensing systems and specialty closures for food, beverage, health care, garden, home, personal care, fragrance and beauty products. Since 2003, following our acquisition of the White Cap closures operations in the United States, net sales of our dispensing and specialty closures business have increased to $2.2 billion in 2023 as a result of acquisitions and organic growth, representing a compound annual growth rate of approximately 12.6 percent over that period. We intend to pursue further acquisition opportunities in the dispensing and specialty closures markets, including in dispensing systems, or in adjacent markets, such as our acquisitions of Silgan

Specialty Packaging and Silgan Unicep. Additionally, we expect to continue to generate organic growth in our dispensing and specialty closures business, particularly in dispensing systems. In 2023, sales for our dispensing and specialty closures business decreased approximately 4 percent as compared to 2022 principally as a result of lower volumes for closures for food and beverage products, primarily due to customer destocking activities in the United States in the second half of 2023 and the impact of inflation in non-U.S. markets, and non-recurring volumes from $16.3 million of net sales in 2022 associated with Russia, partially offset by volume growth in higher margin dispensing products. For 2024, we expect continued growth in our higher margin dispensing products and higher volume levels for our closures for food and beverage products as compared to 2023.
We are a leading manufacturer and supplier of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past 35 years, the metal food container market in North America has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé, Dial, Del Monte, Birds Eye, Campbell, Pacific Coast and Purina Steel Can reflect this trend. We estimate that approximately ten percent of the market for metal food containers in the United States is still served by self-manufacturers. Despite a relatively flat market, we increased our share of the market for metal food containers in the United States primarily through acquisitions and growth with existing customers, particularly in the growing pet food market. Since 1987, net sales of our metal containers business have increased to $3.1 billion, representing a compound annual growth rate of approximately 7.2 percent. We also enhanced our business by focusing on providing customers with high levels of quality and service, a more sustainable solution for their packaging needs and value-added features such as our Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. In 2023, unit volumes for our metal containers business decreased by approximately 7 percent as compared to 2022 primarily as a result of customer destocking activities in the second half of 2023 and non-recurring volumes from $54.3 million of net sales in 2022 associated with Russia. For 2024, we expect that volumes for our metal containers will improve over 2023, primarily driven by growth in pet food products, despite continued customer destocking activities in certain end markets in the first half of 2024.
We have improved the market position of our custom containers business since 1987, with net sales increasing to $626 million in 2023, representing a compound annual growth rate of approximately 5.6 percent over that period. We achieved this improved market position primarily through strategic acquisitions as well as through organic growth. The custom container market of the consumer goods packaging industry continues to be highly fragmented. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We may pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy. In 2023, volumes in our custom containers business decreased 9 percent as compared to 2022 primarily due to customer destocking activities in the second half of 2023 and the non-renewal of contract business that did not meet reinvestment criteria. For 2024, we expect to commercialize new business wins during the year which should offset continued customer destocking activities in the first half of 2024.
OPERATING PERFORMANCE
We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions and the optimization of our manufacturing facilities footprints. Our acquisitions and investments have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. In late 2023, we announced a comprehensive cost reduction initiative to achieve $50 million of cost savings over the next two years from footprint rationalizations and other cost reduction actions in all of our businesses. As part of this initiative, we have already closed two dispensing and specialty closures manufacturing facilities and one metal container manufacturing facility to date, relocating volumes from such facilities to other facilities, and we have announced the closing of an additional metal container manufacturing facility and a custom container manufacturing facility from which volumes will be relocated to other facilities.
Historically, we have been successful in renewing our multi-year supply arrangements with our customers. We estimate that in 2024 approximately 90 percent of our projected metal containers sales and a majority of our projected dispensing and specialty closures and custom containers sales will be under multi-year arrangements.
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
USE OF CAPITAL
Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a long period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In February 2021, we amended our Credit Agreement to provide us with additional flexibility to, among other things, issue new senior secured notes, and we issued $500.0 million aggregate principal amount of our 1.4% Notes and used the proceeds therefrom to prepay $500.0 million of outstanding term loans under our Credit Agreement. In September and October 2021, we funded the purchase price for Silgan Specialty Packaging, Silgan Unicep and Easytech with revolving loan borrowings under our Credit Agreement. In November 2021, we further amended our Credit Agreement to extend maturity dates by more than three years, increase our revolving loan facility from $1.2 billion to $1.5 billion, borrow $1.0 billion in new term loans to refinance outstanding term and revolving loans under our Credit Agreement that were used to fund the three acquisitions completed in 2021 and the acquisition of the Albéa Dispensing Business in 2020, and provide us with additional flexibility with regard to our strategic initiatives. In March 2022, we redeemed all $300.0 million aggregate principal amount of our outstanding 4¾% Notes with revolving loan borrowings under our Credit Agreement and cash on hand. You should also read Notes 3 and 9 to our Consolidated Financial Statements for the year ended December 31, 2023 included elsewhere in this Annual Report.
To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under our Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2023, we had $675.3 million of indebtedness, or approximately 20 percent of our total outstanding indebtedness, which bore interest at floating rates. Over the course of the year, we also borrow revolving loans under our revolving loan facilities which bear interest at floating rates to fund our seasonal working capital needs. Accordingly, during 2023 our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was approximately 34 percent of our total outstanding indebtedness. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2023 included elsewhere in this Annual Report for information regarding our interest rate swap agreements.
In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2023, 2022 and 2021, our aggregate interest and other debt expense before loss on early extinguishment of debt as a percentage of our income before interest and income taxes was 29.1 percent, 21.0 percent and 18.8 percent, respectively.

RESULTS OF OPERATIONS
The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2023 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2023	2022	2021
Operating Data:
Net sales:
Dispensing and Specialty Closures	37.1%	36.1%	38.0%
Metal Containers	52.4	52.6	49.5
Custom Containers	10.5	11.3	12.5
Consolidated	100.0	100.0	100.0
Cost of goods sold	83.4	83.7	83.8
Gross profit	16.6	16.3	16.2
Selling, general and administrative expenses	6.4	6.5	6.7
Rationalization charges	0.2	1.1	0.3
Other pension and postretirement income	0.1	(0.7)	(0.9)
Income before interest and income taxes	9.9	9.4	10.1
Interest and other debt expense	2.9	2.0	1.9
Income before income taxes	7.0	7.4	8.2
Provision for income taxes	1.6	2.1	1.9
Net income	5.4%	5.3%	6.3%

Summary results for our reportable segments for the years ended December 31, 2023, 2022 and 2021 are provided below.

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Net sales:
Dispensing and Specialty Closures	$2,221.4	$2,316.7	$2,160.5
Metal Containers	3,140.8	3,371.8	2,808.0
Custom Containers	626.0	723.0	708.6
Consolidated	$5,988.2	$6,411.5	$5,677.1
Income before interest and income taxes:
Dispensing and Specialty Closures	$281.0	$323.0	$262.1
Metal Containers	287.4	234.2	253.7
Custom Containers	52.8	92.5	92.4
Corporate	(25.8)	(47.7)	(32.1)
Consolidated	$595.4	$602.0	$576.1

YEAR ENDED DECEMBER 31, 2023 COMPARED WITH YEAR ENDED DECEMBER 31, 2022
Net Sales. Consolidated net sales were $6.0 billion in 2023, representing a 6.6 percent decrease as compared to 2022 primarily as a result of lower volumes across all segments, non-recurring net sales associated with Russia in 2022, and a less favorable mix of products sold and the unfavorable impact from the pass through of lower resin costs in the custom containers segment. These decreases were partially offset by a more favorable mix of products sold in the dispensing and specialty closures segment, price increases primarily related to inflation in labor and other manufacturing costs in the dispensing and specialty closures and metal containers segments and the impact from favorable foreign currency translation.
Gross Profit. Gross profit margin increased 0.3 percentage points to 16.6 percent in 2023 as compared to 16.3 percent in 2022 for the reasons discussed below in “Income before Interest and Income Taxes.”
Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.1 percentage point to 6.4 percent for 2023 as compared to 6.5 percent in 2022. Selling, general and administrative expenses decreased $32.6 million in 2023 as compared to 2022. The decrease in selling, general and administrative expenses was primarily due to the charge of $25.2 million for the settlement with the European Commission in the prior year and effective cost management in 2023.
Other pension and postretirement expense (income). Other pension and postretirement expense in 2023 was $4.3 million, while other pension and postretirement (income) in 2022 was $(45.2) million. The year-over-year change in other pension and postretirement expense (income) were the result of a lower pension asset balance in 2023 due to a lower rate of return on assets in 2022, higher pension plan interest cost and a decrease in the expected long-term rate of return on U.S. pension plan assets in 2023 as compared to 2022. The expected long-term rate of return on pension plan assets was decreased from 6.9 percent in 2022 to 5.5 percent in 2023 due to planned changes in investment allocations for our U.S. pension plans to a liability driven investment strategy that more closely matches plan assets with plan liabilities primarily using long duration bonds.
Income before Interest and Income Taxes. Income before interest and income taxes for 2023 decreased by $6.6 million as compared to 2022, while margin increased to 9.9 percent from 9.4 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of lower volumes across all segments, the favorable impact in 2022 from inventory management programs in the metal containers and dispensing and specialty closures segments, other pension and postretirement expense in 2023 as compared to other pension and postretirement income in 2022, the unfavorable impact of higher costs related to labor challenges that impacted output at a U.S. food and beverage closures facility, cost recovery in the prior year of certain customer project expenditures in the dispensing and specialty closures segment and a less favorable mix of products sold in the custom containers segment. These decreases were partially offset by lower rationalization charges, the $25.2 million charge in 2022 for the settlement with the European Commission, the favorable impact in 2023 from price increases primarily related to inflation in other manufacturing costs in all segments, a more favorable mix of products sold in the dispensing and specialty closures segment and lower selling, general and administrative costs across all segments. Income before interest and income taxes included rationalization charges of $8.4 million and $74.1 million in 2023 and 2022, respectively. Rationalization charges in 2022 included $73.8 million primarily related to the write-off of net assets of operations in Russia, partially offset by a rationalization credit of $8.5 million related to finalizing the liability for the withdrawal from the Central States Pension Plan in 2019. Rationalization charges in 2023 included a rationalization credit of $17.7 million related to a loss recovery from Oesterreichische Kontrollbank Aktiengesellschaft, or OeKB, an Austrian entity that provides financial services including credit insurance, in respect of such net assets in Russia.
Interest and Other Debt Expense. Interest and other debt expense before loss on early extinguishment of debt for 2023 was $173.3 million, an increase of $47.0 million as compared to $126.3 million for 2022 due primarily to higher weighted average interest rates, partially offset by a loss on early extinguishment of debt of $1.5 million in 2022.
Provision for Income Taxes. The effective tax rates for 2023 and 2022 were 22.8 percent and 28.1 percent, respectively. The effective tax rate in 2022 was unfavorably impacted by the write-off of net assets related to operations in Russia and the European Commission settlement, each of which was non-deductible.

YEAR ENDED DECEMBER 31, 2022 COMPARED WITH YEAR ENDED DECEMBER 31, 2021
Net Sales. Consolidated net sales were $6.4 billion in 2022, representing a 12.9 percent increase as compared to 2021 primarily as a result of higher average selling prices due to the pass through of higher raw material and other inflationary costs, higher volumes in the dispensing and specialty closures segment and a more favorable mix of products sold in the custom containers segment, partially offset by lower volumes in the metal containers and custom containers segments and the impact of unfavorable foreign currency translation.
Gross Profit. Gross profit margin increased 0.1 percentage points to 16.3 percent in 2022 as compared to 16.2 percent in 2021 for the reasons discussed below in “Income before Interest and Income Taxes.”
Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased 0.2 percentage point to 6.5 percent for 2022 as compared to 6.7 percent in 2021. Selling, general and administrative expenses increased $38.9 million in 2022 as compared to 2021. The increase in selling, general and administrative expenses was principally a result of a charge of $25.2 million for the settlement with the European Commission, the inclusion of a full year of expenses from the acquisitions completed late in the third quarter and in the fourth quarter of 2021, and inflation in such expenses and an increase in travel related expenses in 2022 as compared to 2021.
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
Adjusted EBIT, a non-GAAP financial measure, means income before interest and income taxes excluding, as applicable, acquired intangible asset amortization expense, other pension expense (income) for U.S. pension plans, rationalization (credits) charges, the impact from charges for the write-up of acquired inventory required under purchase accounting, the charge for the European Commission settlement and costs attributed to announced acquisitions. Adjusted EBIT margin, a non-GAAP financial measure, means adjusted EBIT divided by segment net sales.
Acquired intangible asset amortization expense is a non-cash expense related to acquired operations that management believes is not indicative of the ongoing performance of the acquired operations. Since the Company’s U.S. pension plans are significantly over funded and have no required cash contributions for the foreseeable future based on current regulations, management views other pension expense (income) from the Company’s U.S. pension plans, which excludes service costs, as not reflective of the operational performance of the Company or its segments. While rationalization costs are incurred on a regular basis, management views these costs more as an investment to generate savings rather than period costs. The write-up of acquired inventory required under purchase accounting is viewed by management as part of the acquisition and is a non-cash charge that is not considered to be indicative of the ongoing performance of the acquired operations. The charge for the European Commission settlement is nonrecurring and non-operational and relates to prior years and is not indicative of the ongoing cost structure of the Company or its segments. Costs attributed to announced acquisitions consist of third party fees and expenses that are viewed by management as part of the acquisition and not indicative of the ongoing cost structure of the Company.

A reconciliation of such non-GAAP financial measures for the periods presented is provided below:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Dispensing and Specialty Closures
Income before interest and income taxes (EBIT)	$281.0	$323.0	$262.1
Acquired intangible asset amortization expense	47.2	46.8	38.3
Other pension expense (income) for U.S. pension plans	1.1	(11.0)	(12.6)
Rationalization charges	11.3	1.0	5.8
Purchase accounting write-up of inventory	—	—	1.6
Adjusted EBIT	$340.6	$359.8	$295.2

Metal Containers
Income before interest and income taxes (EBIT)	$287.4	$234.2	$253.7
Acquired intangible asset amortization expense	1.4	1.2	1.7
Other pension expense (income) for U.S. pension plans	1.5	(26.3)	(30.1)
Rationalization (credits) charges	(7.9)	73.1	8.9
Purchase accounting write-up of inventory	—	—	1.0
Adjusted EBIT	$282.4	$282.2	$235.2

Custom Containers
Income before interest and income taxes (EBIT)	$52.8	$92.5	$92.4
Acquired intangible asset amortization expense	4.5	4.5	4.6
Other pension expense (income) for U.S. pension plans	1.0	(10.2)	(10.8)
Rationalization charges	5.0	—	0.3
Adjusted EBIT	$63.3	$86.8	$86.5

Corporate
Loss before interest and income taxes (EBIT)	$(25.8)	$(47.7)	$(32.1)
European Commission settlement	—	25.2	—
Costs attributed to announced acquisitions	—	—	5.0
Adjusted EBIT	$(25.8)	$(22.5)	$(27.1)

Total adjusted EBIT	$660.5	$706.3	$589.8

DISPENSING AND SPECIALTY CLOSURES SEGMENT

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)

Net sales	$2,221.4	$2,316.7	$2,160.5
Income before interest and income taxes (EBIT)	281.0	323.0	262.1
Income before interest and income taxes margin (EBIT margin)	12.6%	13.9%	12.1%
Adjusted EBIT	$340.6	$359.8	$295.2
Adjusted EBIT margin	15.3%	15.5%	13.7%

In 2023, net sales for the dispensing and specialty closures segment decreased $95.3 million, or 4.1 percent, as compared to 2022. This decrease was primarily the result of lower unit volumes of approximately seven percent, including from non-recurring net sales associated with Russia in 2022 of $16.3 million, partially offset by a more favorable mix of products sold, the impact of favorable foreign currency translation of approximately $24 million and higher average selling prices primarily related to inflation in other manufacturing costs. The decrease in unit volumes was principally the result of lower volumes for closures for food and beverage markets primarily due to customer destocking activities in U.S. markets and the impact of inflation in non-U.S. markets and non-recurring volumes associated with Russia, partially offset by volume growth in higher margin dispensing products.
In 2022, net sales for the dispensing and specialty closures segment increased $156.2 million, or 7.2 percent, as compared to 2021. This increase was primarily the result of higher average selling prices due to the pass through of higher raw material and other inflationary costs and higher unit volumes of approximately one percent, partially offset by the impact of unfavorable foreign currency translation of approximately $106 million. The increase in unit volumes was primarily the result of higher unit volumes for beauty and fragrance and dispensing products, including from the acquisitions completed in 2021. This increase was partially offset by volume decreases in closures for certain food and beverage markets as compared to record volumes in 2021, primarily due to customer pre-buy activity in the fourth quarter of 2021 in advance of significant metal inflation in 2022, and a decrease in volumes for lawn and garden, hygiene and home cleaning products which were impacted by further inventory corrections throughout the supply chain in 2022.
In 2023, adjusted EBIT of the dispensing and specialty closures segment decreased $19.2 million as compared to 2022, and adjusted EBIT margin decreased to 15.3 percent from 15.5 percent over the same periods. The decrease in adjusted EBIT was primarily due to lower unit volumes, the favorable impact in 2022 from an inventory management program and cost recovery for certain customer project expenditures, and the unfavorable impact of higher costs related to labor challenges that impacted output at a U.S. food and beverage closures facility, partially offset by a more favorable mix of products sold, higher selling prices primarily related to inflation in other manufacturing costs and lower selling, general and administrative costs.
In 2022, adjusted EBIT of the dispensing and specialty closures segment increased $64.6 million as compared to 2021, and adjusted EBIT margin increased to 15.5 percent from 13.7 percent over the same periods. The increase in adjusted EBIT was primarily due to higher average selling prices due to the pass through of higher raw material and other inflationary costs, strong operating performance including the benefit of an inventory management program, the favorable impact in 2022 from the delayed pass through of lower resin costs as compared to the unfavorable impact in 2021 from the delayed pass through of higher resin costs and cost recovery for certain customer project expenditures, partially offset by inflation in manufacturing and selling, general and administrative costs and the impact of unfavorable foreign currency translation.

METAL CONTAINERS SEGMENT

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)

Net sales	$3,140.8	$3,371.8	$2,808.0
Income before interest and income taxes (EBIT)	287.4	234.2	253.7
Income before interest and income taxes margin (EBIT margin)	9.2%	6.9%	9.0%
Adjusted EBIT	$282.4	$282.2	$235.2
Adjusted EBIT margin	9.0%	8.4%	8.4%

In 2023, net sales for the metal containers segment decreased $231.0 million, or 6.9 percent, as compared to 2022. This decrease was primarily the result of lower unit volumes of approximately seven percent, including from non-recurring net sales associated with Russia in 2022 of $54.3 million, partially offset by higher average selling prices due to the lagged contractual pass through of inflation in labor and other manufacturing costs and the impact of favorable foreign currency translation of approximately $11 million. The decrease in unit volumes was principally the result of customer destocking activities and non-recurring volumes associated with Russia.
In 2022, net sales for the metal containers segment increased $563.8 million, or 20.1 percent, as compared to 2021. This increase was primarily a result of higher average selling prices due to the pass through of higher raw material and other manufacturing costs, partially offset by lower unit volumes of approximately eleven percent and the impact of unfavorable foreign currency translation of approximately $52 million. The decrease in unit volumes was principally the result of the impact of customer pre-buy activity in the fourth quarter of 2021 in advance of significant price increases due to unprecedented metal inflation in 2022, lower fruit and vegetable volumes as compared to higher volumes in the prior year from customer restocking and the continued unfavorable impact from certain customers' ongoing supply chain and labor challenges in 2022.
In 2023, adjusted EBIT of the metal containers segment increased $0.2 million as compared to 2022, and adjusted EBIT margin increased to 9.0 percent from 8.4 percent for the same periods. The increase in adjusted EBIT was primarily due to higher average selling prices due to the lagged contractual pass through of inflation in labor and other manufacturing costs and lower selling, general and administrative costs mostly offset by the favorable impact in the prior year from an inventory management program and lower unit volumes.
In 2022, adjusted EBIT of the metal containers segment increased $47.0 million as compared to 2021, and adjusted EBIT margin remained constant at 8.4 percent over the same periods. The increase in adjusted EBIT was primarily attributable to strong operating performance, which included an inventory management program, and higher average selling prices due to the pass through of higher raw material and other inflationary costs. These benefits were partially offset by inflation in manufacturing and selling, general and administrative costs, lower unit volumes, a less favorable mix of products sold and the impact of unfavorable foreign currency translation.

CUSTOM CONTAINERS SEGMENT

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)

Net sales	$626.0	$723.0	$708.6
Income before interest and income taxes (EBIT)	52.8	92.5	92.4
Income before interest and income taxes margin (EBIT margin)	8.4%	12.8%	13.0%
Adjusted EBIT	$63.3	$86.8	$86.5
Adjusted EBIT margin	10.1%	12.0%	12.2%

In 2023, net sales for the custom containers segment decreased $97.0 million, or 13.4 percent, as compared to 2022. This decrease was principally due to lower volumes of approximately nine percent, the unfavorable impact from the pass through of lower resin costs, a less favorable mix of products sold and the impact of unfavorable foreign currency translation of approximately $4 million. The decline in volumes was primarily due to customer destocking activities and the non-renewal of contract business that did not meet reinvestment criteria.
In 2022, net sales for the custom containers segment increased $14.4 million, or 2.0 percent, as compared to 2021. This increase was principally due to higher average selling prices, including the pass through of higher resin and other inflationary costs and a more favorable mix of products sold, partially offset by lower volumes of approximately eight percent and the impact of unfavorable foreign currency translation of approximately $5 million. The decline in volumes was due primarily to higher volumes in the prior year as a result of increased demand related to the COVID-19 pandemic and subsequent inventory corrections throughout the supply chain in 2022, particularly for home, personal care and lawn and garden products.
In 2023, adjusted EBIT of the custom containers segment decreased $23.5 million as compared to 2022, and adjusted EBIT margin decreased to 10.1 percent from 12.0 percent over the same periods. The decrease in adjusted EBIT was primarily attributable to lower volumes and a less favorable mix of products sold, partially offset by price increases primarily related to inflation in other manufacturing costs and cost savings.
In 2022, adjusted EBIT of the custom containers segment increased $0.3 million as compared to 2021, while adjusted EBIT margin decreased to 12.0 percent from 12.2 percent over the same periods. The increase in adjusted EBIT was primarily attributable to higher average selling prices, the favorable impact in 2022 from the delayed pass through of lower resin costs as compared to the unfavorable impact in 2021 from the delayed pass through of higher resin costs and strong operating performance. These increases were partially offset by lower volumes and inflation in manufacturing and selling, general and administrative costs.

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
On June 22, 2023, we amended our Credit Agreement to provide for the transition from LIBOR based interest rates to SOFR (Secured Overnight Financing Rates) and SONIA (Sterling Overnight Index Average) based interest rates and to provide for standard interest rate benchmark replacement language. Such amendment also reduced the spread adjustments for Term SOFR borrowings.
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
You should also read Notes 3 and 9 to our Consolidated Financial Statements for the year ended December 31, 2023 included elsewhere in this Annual Report with regard to our debt.
In 2023, we used cash provided by operating activities of $482.6 million, increases in outstanding checks of $99.1 million and net borrowings of revolving loans and proceeds from other foreign long-term debt of an aggregate $13.4 million to fund net capital expenditures and other investing activities of $223.8 million, repurchases of our common stock of $184.0 million, dividends paid on our common stock of $78.9 million, the repayment of long-term debt of $58.1 million, the repayment of principal amounts under finance leases of $2.9 million and to increase cash and cash equivalents (including the positive effect of exchange rate changes of $9.9 million) by $57.3 million.
In 2022, we used cash provided by operations of $748.4 million, cash and cash equivalents of $45.8 million and net borrowings of revolving loans and proceeds from other foreign long-term debt of an aggregate of $16.0 million to fund the redemption of the 4¾% Notes and the repayment of other foreign long-term debt for an aggregate of $301.3 million, decreases in outstanding checks of $164.4 million, net capital expenditures and other investing activities of $215.6 million, dividends paid on our common stock of $71.9 million, repurchases of our common stock of $45.1 million, the repayment of principal amounts under finance leases of $2.9 million and the negative effect of exchange rate changes on cash and cash equivalents of $9.0 million.
In 2021, we used proceeds from new term loans under our Credit Agreement of $1.0 billion and from the issuance of the 1.4% Notes of $499.7 million, cash provided by operating activities of $556.8 million and increases in outstanding checks of $141.7 million to fund repayments of long-term debt of $900.0 million, the purchase price for the acquisitions of Silgan Specialty Packaging, Silgan Unicep and Easytech for an aggregate $745.7 million, net capital expenditures and other investing activities of $230.3 million, dividends paid on our common stock of $62.5 million, debt issuance costs of $11.1 million, net repayments of revolving loans of $9.3 million, repurchases of our common stock of $8.6 million under our stock-based compensation plan, the repayment of principal amounts under finance leases of $1.3 million and to increase cash and cash equivalents (including the negative effect of exchange rate changes of $7.5 million) by $221.9 million.
At December 31, 2023, we had $3.44 billion of total consolidated indebtedness and cash and cash equivalents on hand of $642.9 million. In addition, at December 31, 2023, we had outstanding letters of credit of $21.5 million and no outstanding revolving loan borrowings under our Credit Agreement.
Under our Credit Agreement, we have available to us $1.5 billion of revolving loans under a multi-currency revolving loan facility. Revolving loans under our Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and refinancings and repayments of other debt. Revolving loans may be borrowed, repaid and reborrowed under the revolving loan facilities from time to time until November 9, 2026. At December 31, 2023, after taking into account outstanding letters of credit of $21.5 million, borrowings available under the revolving loan facilities of our Credit Agreement were $1.48 billion. Under our Credit Agreement, we also have available to us an uncommitted multi-currency incremental loan facility in an amount of up to an additional $1.25 billion (which amount may be increased as provided in our Credit Agreement), which may take the form of one or more incremental term loan facilities, increased commitments under the revolving loan facilities and/or incremental indebtedness in the form of senior secured loans and/or notes, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness. You should also read Notes 3 and 9 to our Consolidated Financial Statements for the year ended December 31, 2023 included elsewhere in this Annual Report.
Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales. As is common in the packaging industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. Our peak seasonal working capital requirements have historically averaged approximately $375.0 million and were generally funded with revolving loans under our senior secured credit facility, other foreign bank loans and cash on hand. For 2024, we expect to fund our seasonal working capital requirements with cash on hand, revolving loans under our Credit Agreement and foreign bank loans. We may use the available portion of revolving loans under our Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and refinancing and repayments of other debt.
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
For our customer-based SCF arrangements, we negotiate the terms of such SCF arrangements with the applicable financial institutions providing such SCF arrangements independent of our agreements with our customers. Under such SCF arrangements, we elect to sell our receivables for the applicable customer to the applicable financial institution on a non-recourse basis at a discount or credit spread based upon the creditworthiness of such customer. Such customer is then obligated to pay the applicable financial institution with respect to such receivables on their due date. Upon any such sale, we no longer have any credit risk with respect to such receivables, and we will have accelerated our receipt of cash in respect of such receivables thereby reducing our net working capital. Payments in respect of receivables sold under such SCF arrangements are reflected in net cash provided by operating activities in our Consolidated Statements of Cash Flows. Separate from such SCF arrangements, we generally maintain the contractual right with customers in respect of which we have entered into SCF arrangements to require shorter payment terms or require our customers to negotiate shorter payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Approximately 12 percent and 21 percent of our annual net sales for the years ended December 31, 2023 and 2022, respectively, were subject to customer-based SCF arrangements. Based on our estimate, we improved our days sales outstanding by approximately 22 days for 2023 as a result of such customer-based SCF arrangements.
For our suppliers, we believe that we negotiate the best terms possible, including payment terms. In connection therewith, we initiated a SCF program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. A participating supplier negotiates its receivables sale arrangements directly with the financial institution under this SCF program. While we are not party to, and do not participate in the negotiation of, such arrangements, such financial institution allows a participating supplier to utilize our creditworthiness in establishing a credit spread in respect of the sale of its receivables from us as well as other applicable terms. This may provide a supplier with more favorable terms than it would be able to secure on its own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in this SCF program and reaches an agreement with the financial institution, the supplier independently elects which individual invoices to us that they sell to the financial institution. All of our payments to a participating supplier are paid to the financial institution on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to the financial institution. The financial institution then pays the supplier on the invoice due date under our agreement with such supplier for any invoices not previously sold by the supplier to the financial institution. Amounts due to a supplier that elects to participate in this SCF program are included in accounts payable in our Consolidated Balance Sheet, and the associated payments are reflected in net cash provided by operating activities in our Consolidated Statements of Cash Flows. Separate from this SCF program, we and suppliers who participate in this SCF program generally maintain the contractual right to require the other party to negotiate in good faith the existing payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Approximately 12 percent of our Cost of Goods Sold in our Consolidated Statements of Income for the years ended December 31, 2023 and 2022, were subject to this SCF program. At December 31, 2023, outstanding trade accounts payables subject to this SCF program were approximately $330.2 million.
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
On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026. In 2023, we repurchased a total of 3,893,098 shares of our common stock at an average price per share of $44.86, for a total purchase price of $174.6 million. In 2022, we repurchased an aggregate of 786,235 shares of our common stock at an average price per share of $40.80, for a total purchase price approximately $32.1 million. As of December 31, 2023, we had approximately $93.3 million remaining for the repurchase of our common stock under this authorization.
In addition to our operating cash needs and excluding any impact from acquisitions, we believe our cash requirements over the next few years will consist primarily of:
•capital expenditures of approximately $240.0 million in 2024, and thereafter annual capital expenditures of approximately the same amount which may increase as a result of specific growth or specific cost savings projects;
•principal payments of bank term loans and revolving loans under our Credit Agreement and other outstanding debt agreements and obligations (excluding finance leases) of $852.7 million in 2024, $106.7 million in 2025, $603.7 million in 2026, $653.2 million in 2027, and $1.16 billion thereafter;
•cash payments for quarterly dividends on our common stock as approved by our Board of Directors;
•annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2023 were not significant);
•our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and term loans under our Credit Agreement, which bear fluctuating rates of interest, the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes;
•payments of approximately $135 million for federal, state and foreign tax liabilities in 2024, which may increase annually thereafter; and
•payments for postretirement benefit and foreign pension benefit plan obligations, which are not expected to be significant.
We believe that cash generated from operations and funds from borrowings available under our Credit Agreement will be sufficient to meet our expected operating needs, planned capital expenditures, debt service requirements (both principal and interest), tax obligations, pension benefit plan contributions, share repurchases required under our equity-based compensation plans and common stock dividends for the foreseeable future. We continue to evaluate acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisition.
Our Credit Agreement contains restrictive covenants that, among other things, limit our ability to incur debt, sell assets and engage in certain transactions. The indentures governing the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes contain certain covenants that generally restrict our ability to create liens, engage in sale and leaseback transactions, issue guarantees and consolidate, merge or sell assets. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2024 with all of these covenants.
CONTRACTUAL OBLIGATIONS
Our contractual cash obligations at December 31, 2023 are provided below:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations	$3,376.5	$852.7	$710.4	$1,806.4	$7.0
Interest on fixed rate debt	198.7	67.6	84.6	45.2	1.3
Interest on variable rate debt(1)	209.6	64.4	106.3	38.9	—
Operating lease obligations(2)	281.6	56.0	90.3	46.4	88.9
Finance lease obligations(2)	78.7	29.8	6.1	6.3	36.5
Purchase obligations(3)	35.9	35.9	—	—	—
Other pension and postretirement benefit obligations(4)(5)	99.1	7.1	14.9	16.7	60.4
Total	$4,280.1	$1,113.5	$1,012.6	$1,959.9	$194.1
 ______________________
(1)These amounts represent expected cash payments of interest on our variable rate long-term debt under our Credit Agreement, after taking into consideration our interest rate swap agreements, at prevailing interest rates and foreign currency exchange rates at December 31, 2023.
(2)Operating and finance lease obligations include imputed interest.
(3)Purchase obligations represent commitments for capital expenditures of $35.9 million. Obligations that are cancellable without penalty are excluded.
(4)Other pension obligations consist of annual cash expenditures for the withdrawal liability related to the Central States Pension Plan through 2040 and the UFCW Local One Pension Fund through 2042 and for foreign pension plan and other postretirement benefit obligations which have been actuarially determined through the year 2033.
(5)Based on current legislation and the current funded status of our domestic pension benefit plans, there are no minimum required contributions to our pension benefit plans in 2024.
At December 31, 2023, we also had outstanding letters of credit of $21.5 million that were issued under our Credit Agreement.
You should also read Notes 4, 9, 10, 11 and 13 to our Consolidated Financial Statements for the year ended December 31, 2023 included elsewhere in this Annual Report.
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
Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2023, we had $3.44 billion of indebtedness outstanding, of which $975.3 million bore interest at floating rates. Historically, we have entered into interest rate swap agreements to mitigate the effect of interest rate fluctuations. As of December 31, 2023, we have four U.S. dollar interest rate swap agreements outstanding, each for $75.0 million notional principal amount, which mature in 2026. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

GUARANTEED SECURITIES
Each of the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes were issued by us and are guaranteed by our U.S. subsidiaries that also guarantee our obligations under our Credit Agreement, collectively the Obligor Group.
The following summarized financial information relates to the Obligor Group as of and for the year ended December 31, 2023. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in our subsidiaries that are not part of the Obligor Group of $1.6 billion as of December 31, 2023 are not included in noncurrent assets in the table below.

2023
(Dollars in millions)

Current assets	$1,403.5
Noncurrent assets	3,988.8
Current liabilities	1,967.8
Noncurrent liabilities	3,123.8

At December 31, 2023, the Obligor Group held current receivables due from other subsidiary companies of $35.6 million; long-term notes receivable due from other subsidiary companies of $748.8 million; and current payables due to other subsidiary companies of $10.9 million.

Year Ended
December 31, 2023
(Dollars in millions)

Net sales	$4,443.5
Gross profit	627.0
Net income	202.2

For the year ended December 31, 2023, net income in the table above excludes income from equity method investments of other subsidiary companies of $123.8 million. For the year ended December 31, 2023, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $49.5 million; net credits from such other subsidiary companies of $28.9 million; and net interest income from such other subsidiary companies of $36.4 million. For the year ended December 31, 2023, the Obligor Group received dividends from other subsidiary companies of $15.8 million.
RATIONALIZATION CHARGES
In the fourth quarter of 2022, we recognized a rationalization charge of $73.8 million in the metal containers segment related to the write-off of net assets to service the Russian market. Our two metal container manufacturing facilities in Russia were closed at the beginning of 2023. In the fourth quarter of 2023, we recorded a rationalization credit of $17.7 million in the metal containers segment related to a loss recovery from OeKB in respect of such net assets.
In 2019, we withdrew from the Central States Pension Plan, and estimated total rationalization expenses and cash expenditures from such withdrawal of $62.0 million at that time. In the fourth quarter of 2022, we finalized the calculation of the withdrawal liability with the Central States Pension Plan and revised the total expected costs of the withdrawal liability as of the withdrawal date to be $51.1 million, with total expected future cash expenditures of $41.9 million. Accordingly, the fourth quarter of 2022 includes a rationalization credit of $8.5 million in the metal containers segment for the adjustment to the withdrawal liability for the Central States Pension Plan as finalized. Remaining expenses related to the accretion of interest for the withdrawal liability for the Central States Pension Plan are expected to be approximately $0.9 million per year to be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million per year through 2040.

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. In late 2023, we announced a comprehensive cost reduction initiative to achieve $50 million of cost savings over the next two years from footprint rationalizations and other cost reduction actions in all of our businesses. As part of this initiative, we have already closed two dispensing and specialty closures manufacturing facilities and one metal container manufacturing facility to date, relocating volumes from such facilities to other facilities, and we have announced the closing of an additional metal container manufacturing facility and a custom container manufacturing facility from which volumes will be relocated to other facilities.
Under our rationalization plans, we made cash payments of $16.3 million, $9.0 million and $9.9 million in 2023, 2022 and 2021, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan discussed above, remaining cash expenditures for our rationalization plans are expected to be $15.7 million. You should also read Note 4 to our Consolidated Financial Statements for the year ended December 31, 2023 included elsewhere in this Annual Report.
CRITICAL ACCOUNTING ESTIMATES
U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for pension expense and obligations and rationalization charges and testing goodwill and other intangible assets with indefinite lives for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2023 and the accompanying notes included elsewhere in this Annual Report.
Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension benefit plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense, while an increase in the discount rate decreases the present value of benefit obligations and decreases pension expense. A 25 basis point change in the discount rate would have a countervailing impact on our annual pension expense by approximately $1.1 million. For 2023, we decreased our domestic discount rate to 5.3 percent from 5.6 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our U.S. pension benefit plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 25 basis point change in the expected long-term rate of return on plan assets would have a countervailing impact on our annual pension expense by approximately $2.0 million. In 2023, we decreased our expected long-term rate of return on plan assets from 6.9 percent to 5.5 percent due to changes we made in 2023 in the investment allocations for our U.S. pension plans, which are overfunded with plan assets of approximately 134 percent of projected benefit obligations at December 31, 2023, to a liability driven investment strategy that more closely matches plan assets with plan liabilities primarily using long duration fixed income securities. Our expected long-term rate of return on plan assets will remain at 5.5 percent in 2024.
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
Goodwill and other intangible assets with indefinite lives are reviewed for impairment each year and more frequently if circumstances indicate a possible impairment. Our tests for goodwill impairment require us to make certain assumptions to determine the fair value of our reporting units. In 2023, we calculated the fair value of our reporting units using the market approach, which required us to estimate future expected earnings before interest, income taxes, depreciation and amortization, or EBITDA, and estimate EBITDA market multiples using publicly available information for each of our reporting units. Developing these assumptions requires the use of significant judgment and estimates. Actual results may differ from these forecasts. If an impairment were to be identified, it could result in additional expense recorded in our consolidated statements of income.
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

INTEREST RATE RISK
Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2023, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 34 percent of our average outstanding total debt. At December 31, 2023, our outstanding variable rate debt, after taking into account interest rate swap agreements, was approximately 20 percent of our outstanding total debt. Over the course of the year, we also borrow revolving loans under our revolving loan facilities which bear interest at variable rates to fund our seasonal working capital needs. From time to time, we manage a portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. As of December 31, 2023, we have four U.S. dollar interest rate swap agreements outstanding, each for $75.0 million notional principal amount, which mature in April 2026. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We entered into these agreements with banks under our Credit Agreement, and our obligations under these agreements were guaranteed and secured on a pari passu basis with our obligations under our Credit Agreement. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. You should also read Notes 9 and 10 to our Consolidated Financial Statements for the year ended December 31, 2023 included elsewhere in this Annual Report.
Based on the average outstanding amount of our variable rate indebtedness in 2023, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2023 interest expense by an aggregate of approximately $13.2 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2023.
FOREIGN CURRENCY EXCHANGE RATE RISK
Currently, we conduct a portion of our manufacturing and sales activity outside the United States, primarily in Europe. In an effort to minimize foreign currency exchange risk, we have financed our acquisitions of our European operations primarily with borrowings denominated in Euros. We also have operations in Canada, Mexico, Asia and South America that are not considered significant to our consolidated financial statements. Where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. In addition, we are exposed to gains and losses from limited transactions of our operations denominated in a currency other than the functional currency of such operations. We are also exposed to possible losses in the event of a currency devaluation in any of the foreign countries where we have operations. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2023 included elsewhere in this Annual Report.
COMMODITY PRICING RISK
We purchase raw materials for our products such as metal and resins. These raw materials are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these raw materials due to our ability to pass on price changes to our customers.
We also purchase commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. The total fair value of our natural gas swap agreements in effect at December 31, 2023 and 2022 and during such years was not significant. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2023 included elsewhere in this Annual Report.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP (PCAOB ID: 42), our independent registered public accounting firm, and Ernst & Young LLP has issued an attestation report on our internal control over financial reporting which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS OF SILGAN HOLDINGS INC.
OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Silgan Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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
February 29, 2024

ITEM 9B. OTHER INFORMATION.
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2024.
ITEM 11. EXECUTIVE COMPENSATION.
The information with respect to executive compensation required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2024.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2024.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
FINANCIAL STATEMENTS:

SCHEDULE:

II.	Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021	F-42
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

4.1
Indenture, dated as of February 13, 2017, with respect to the 3¼% Senior Notes due 2025, by and among Silgan Holdings Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as registrar and transfer agent (incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K, dated February 17, 2017, Commission File No. 000-22117).

4.2
First Supplemental Indenture to the Indenture, dated as of February 13, 2017, with respect to the 3¼% Senior Notes due 2025, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as registrar and transfer agent (incorporated by reference to Exhibit 4.3 filed with our Current Report on Form 8-K, dated February 12, 2021, Commission File No. 000-22117).

4.3
Second Supplemental Indenture to the Indenture, dated as of February 13, 2017, with respect to the 3¼% Senior Notes due 2025, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc., U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as registrar and transfer agent (incorporated by reference to Exhibit 4.3 filed with our Annual Report on Form 10-K for the year ended December 31, 2021, Commission File No. 000-22117).

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

10.5
Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 22, 2023, among Silgan Holdings Inc., Silgan Containers LLC, Silgan Plastics LLC, Silgan Containers Manufacturing Corporation, the other Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q, dated August 3, 2023, Commission File No. 001-41459)

+10.6
Employment Agreement, dated June 30, 2004, between Silgan Holdings Inc. and Robert B. Lewis (incorporated by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 000-22117).

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

+10.12
Amendment No. 2 to Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K, dated February 23, 2023, Commission File No. 001-41459)

+10.13
Amendment No. 3 to Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, Commission File No. 000-22117).

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

10.18
Silgan Holdings Inc. Second Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 filed with our Registration Statement on Form S-8, dated May 30, 2023, Commission File No. 333-272264)

10.19
Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings Inc. Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 filed with our Quarterly Report on Form 10-Q, dated August 3, 2023, Commission File No. 001-41459)

10.20
Form of Restricted Stock Unit Agreement (Outside Director) under the Silgan Holdings Inc. Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 filed with our Quarterly Report on Form 10-Q, dated August 3, 2023, Commission File No. 001-41459)

+10.21
Silgan Containers Corporation Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.4 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

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

10.26
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

Exhibit Number	Description

10.27
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

*21	Subsidiaries of the Registrant.

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities

*23	Consent of Ernst & Young LLP.

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
*97	Clawback Policy

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
___________________
*Filed herewith.
+ Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILGAN HOLDINGS INC.

Date: February 29, 2024	By:	/s/ Adam J. Greenlee
Adam J. Greenlee
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. Allott	Chairman of the Board	February 29, 2024
(Anthony J. Allott)

/s/ Leigh J. Abramson	Director	February 29, 2024
(Leigh J. Abramson)

/s/ William T. Donovan	Director	February 29, 2024
(William T. Donovan)

/s/ Kimberly A. Fields	Director	February 29, 2024
(Kimberly A. Fields)

/s/ Joseph M. Jordan	Director	February 29, 2024
(Joseph M. Jordan)

/s/ Robert B. Lewis	Director	February 29, 2024
(Robert B. Lewis)

/s/ Brad A. Lich	Director	February 29, 2024
(Brad A. Lich)

/s/ Niharika Ramdev	Director	February 29, 2024
(Niharika Ramdev)

/s/ Adam J. Greenlee	Chief Executive Officer, President	February 29, 2024
(Adam J. Greenlee)	and Director
(Principal Executive Officer)

/s/ Kimberly I. Ulmer	Senior Vice President and	February 29, 2024
(Kimberly I. Ulmer)	Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Silgan Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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

Valuation of Goodwill

Description of the Matter
At December 31, 2023, the Company’s goodwill was $2.0 billion. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment each year and more frequently if circumstances indicate a possible impairment.

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
Stamford, Connecticut
February 29, 2024

SILGAN HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022
(Dollars in thousands, except share and per share data)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$642,923	$585,622
Trade accounts receivable, less allowances of $8,827 and $9,072, respectively	599,524	657,968
Inventories	940,808	769,403
Prepaid expenses and other current assets	165,727	119,659
Total current assets	2,348,982	2,132,652

Property, plant and equipment, net	1,961,585	1,931,497
Goodwill	2,018,241	1,984,952
Other intangible assets, net	721,023	763,812
Other assets, net	561,405	532,844
	$7,611,236	$7,345,757

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$880,315	$80,061
Trade accounts payable	1,075,913	974,030
Accrued payroll and related costs	97,886	98,914
Accrued liabilities	257,742	284,855
Total current liabilities	2,311,856	1,437,860

Long-term debt	2,546,451	3,345,381
Deferred income taxes	433,666	388,677
Other liabilities	429,905	455,583

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value per share; 400,000,000 shares authorized, 175,112,496 shares issued and 106,499,955 and 110,079,007 shares outstanding, respectively)	1,751	1,751
Paid-in capital	353,848	339,839
Retained earnings	3,208,237	2,961,079
Accumulated other comprehensive loss	(251,361)	(345,310)
Treasury stock at cost (68,612,541 and 65,033,489 shares, respectively)	(1,423,117)	(1,239,103)
Total stockholders’ equity	1,889,358	1,718,256
	$7,611,236	$7,345,757

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2023, 2022 and 2021
(Dollars in thousands, except per share data)

	2023	2022	2021
Net sales	$5,988,205	$6,411,499	$5,677,105
Cost of goods sold	4,995,647	5,363,690	4,758,689
Gross profit	992,558	1,047,809	918,416
Selling, general and administrative expenses	384,377	417,015	378,105
Rationalization charges	8,412	74,081	15,010
Other pension and postretirement expense (income)	4,333	(45,249)	(50,812)
Income before interest and income taxes	595,436	601,962	576,113
Interest and other debt expense before loss on early extinguishment of debt	173,315	126,342	108,428
Loss on early extinguishment of debt	—	1,481	1,372
Interest and other debt expense	173,315	127,823	109,800
Income before income taxes	422,121	474,139	466,313
Provision for income taxes	96,156	133,291	107,232
Net income	$325,965	$340,848	$359,081

Basic net income per share	$3.00	$3.09	$3.25
Diluted net income per share	$2.98	$3.07	$3.23

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2023, 2022 and 2021
(Dollars in thousands)

	2023	2022	2021
Net income	$325,965	$340,848	$359,081
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and net actuarial losses, net of tax (provision) benefit of $(7,691), $8,908 and $(18,850), respectively	23,210	(37,259)	49,130
Change in fair value of derivatives, net of tax provision of $(177), $(483) and $(725), respectively	556	1,555	2,329
Foreign currency translation, net of tax benefit (provision) of $3,802, $(7,590) and $(9,695), respectively	70,183	(49,778)	(50,334)
Other comprehensive income (loss)	93,949	(85,482)	1,125
Comprehensive income	$419,914	$255,366	$360,206

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2023, 2022 and 2021
(Dollars and shares in thousands, except per share data)

	2023	2022	2021
Common stock - shares outstanding
Balance at beginning of period	110,079	110,410	110,057
Net issuance of treasury stock for vested restricted stock units	314	455	353
Repurchases of common stock	(3,893)	(786)	—
Balance at end of period	106,500	110,079	110,410

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751
Paid-in capital
Balance at beginning of period	339,839	325,448	306,363
Stock compensation expense	15,572	16,832	20,921
Net issuance of treasury stock for vested restricted stock units	(1,563)	(2,441)	(1,836)
Balance at end of period	353,848	339,839	325,448
Retained earnings
Balance at beginning of period	2,961,079	2,691,745	2,395,395
Net income	325,965	340,848	359,081
Dividends declared on common stock	(78,807)	(71,514)	(62,731)
Balance at end of period	3,208,237	2,961,079	2,691,745
Accumulated other comprehensive loss
Balance at beginning of period	(345,310)	(259,828)	(260,953)
Other comprehensive (loss) income	93,949	(85,482)	1,125
Balance at end of period	(251,361)	(345,310)	(259,828)
Treasury stock
Balance at beginning of period	(1,239,103)	(1,196,420)	(1,189,683)
Net issuance of treasury stock for vested restricted stock units	(7,710)	(10,593)	(6,737)
Repurchases of common stock	(176,304)	(32,090)	—
Balance at end of period	(1,423,117)	(1,239,103)	(1,196,420)
Total stockholders' equity	$1,889,358	$1,718,256	$1,562,696

Dividends declared on common stock per share	$0.72	$0.64	$0.56

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2023, 2022 and 2021
(Dollars in thousands)

	2023	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$325,965	$340,848	$359,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	263,233	262,788	250,360
Amortization of debt discount and debt issuance costs	5,365	5,457	5,568
Rationalization charges	8,412	74,081	15,010
Stock compensation expense	15,572	16,832	20,921
Loss on early extinguishment of debt	—	1,481	1,372
Deferred income tax provision (benefit)	33,108	(32,181)	59,577
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	73,697	30,367	(81,473)
Inventories	(162,266)	5,797	(109,548)
Trade accounts payable	(3,820)	20,245	171,972
Accrued liabilities	(54,860)	42,846	(30,293)
Other, net	(21,810)	(20,149)	(105,706)
Net cash provided by operating activities	482,596	748,412	556,841
Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	—	(2,504)	(745,670)
Capital expenditures	(226,810)	(215,761)	(232,264)
Proceeds from asset sales	1,755	3,351	2,799
Other, net	1,242	(691)	(824)
Net cash (used in) investing activities	(223,813)	(215,605)	(975,959)
Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	1,122,095	828,561	1,185,437
Repayments under revolving loans	(1,121,054)	(818,551)	(1,194,769)
Repayment of principal amounts under finance leases	(2,911)	(2,858)	(1,295)
Changes in outstanding checks – principally vendors	99,144	(164,430)	141,647
Proceeds from issuance of long-term debt	12,305	6,042	1,499,725
Repayments of long-term debt	(58,083)	(301,285)	(900,000)
Debt issuance costs	—	—	(11,073)
Dividends paid on common stock	(78,894)	(71,948)	(62,495)
Repurchase of common stock	(183,993)	(45,124)	(8,573)
Net cash (used in) provided by financing activities	(211,391)	(569,593)	648,604

Effect of exchange rate changes on cash and cash equivalents	9,909	(9,031)	(7,528)

Cash and cash equivalents:
Net increase (decrease)	57,301	(45,817)	221,958
Balance at beginning of year	585,622	631,439	409,481
Balance at end of year	$642,923	$585,622	$631,439

Interest paid, net	$155,399	$123,726	$101,665
Income taxes paid, net of refunds	116,382	93,864	94,426

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business. Silgan Holdings Inc., or Silgan, and its subsidiaries conduct business in three segments: dispensing and specialty closures; metal containers; and custom containers. Our dispensing and specialty closures segment manufactures and sells dispensing systems and specialty closures for fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden products. Our metal containers segment is engaged in the manufacture and sale of steel and aluminum containers for pet and human food and general line products. Our custom containers segment manufactures and sells custom designed plastic containers for pet and human food, consumer health and pharmaceutical, personal care, home care, lawn and garden and automotive products. Our dispensing and specialty closures segment has operating facilities in North and South America, Europe and Asia. Our metal containers segment has operating facilities in North America, Europe and Asia. Our custom containers segment has operating facilities in North America.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

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
Revenue Recognition. Our revenues are primarily derived from the sale of rigid packaging products to customers. We recognize revenue at the amount we expect to be entitled to in exchange for promised goods for which we have transferred control to customers. If the consideration agreed to in a contract includes a variable amount, we estimate the amount of consideration we expect to be entitled to in exchange for transferring the promised goods to the customer. Generally, revenue is recognized at a point in time for standard promised goods at the time of shipment when title and risk of loss pass to the customer, and revenue is recognized over time in cases where we produce promised goods with no alternative use to us and for which we have an enforceable right of payment for production completed. The production cycle for customer contracts subject to over time recognition is generally completed in less than one month. Due to the short-term duration of our production cycle, we have elected the practical expedient permitting us to exclude disclosure regarding our performance obligations with respect to outstanding purchase orders. We have elected to treat shipping and handling costs after the control of goods has been transferred to the customer as a fulfillment cost. Sales and similar taxes that are imposed on our sales and collected from customers are excluded from revenues.
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
December 31, 2023, 2022 and 2021

NOTE 2. REVENUE

    The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

    Revenues by segment were as follows:

	2023	2022	2021
	(Dollars in thousands)
Dispensing and Specialty Closures	$2,221,430	$2,316,690	$2,160,484
Metal Containers	3,140,830	3,371,776	2,808,065
Custom Containers	625,945	723,033	708,556
	$5,988,205	$6,411,499	$5,677,105

Revenues by geography were as follows:

	2023	2022	2021
	(Dollars in thousands)
North America	$4,582,356	$4,958,103	$4,341,364
Europe and other	1,405,849	1,453,396	1,335,741
	$5,988,205	$6,411,499	$5,677,105

    Our contracts generally include standard commercial payment terms generally acceptable in each region. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry. We have no significant obligations for refunds, warranties or similar obligations.

    Trade accounts receivable, net are shown separately on our Consolidated Balance Sheets. Contract assets are the result of the timing of revenue recognition, billings and cash collections. Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $100.0 million and $110.2 million as of December 31, 2023 and 2022, respectively. Unbilled receivables are included in trade accounts receivable, net on our Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

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
December 31, 2023, 2022 and 2021

NOTE 4. RATIONALIZATION CHARGES
We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment for each of the years ended December 31 were as follows:

	2023	2022	2021
	(Dollars in thousands)
Dispensing and Specialty Closures	$11,285	$944	$5,806
Metal Containers	(7,849)	73,137	8,873
Custom Containers	4,976	—	331
	$8,412	$74,081	$15,010

In the fourth quarter of 2022, we recognized a rationalization charge of $73.8 million in the metal containers segment related to the write-off of net assets to service the Russian market. Our two metal container manufacturing facilities in Russia were closed at the beginning of 2023. In the fourth quarter of 2023, we recorded a rationalization credit of $17.7 million in the metal containers segment related to a loss recovery from Oesterreichische Kontrollbank Aktiengesellschaft, an Austrian entity that provides financial services including credit insurance, in respect of such net assets.
In 2019, we withdrew from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, and estimated total rationalization expenses and cash expenditures from such withdrawal of $62.0 million at that time. In the fourth quarter of 2022, we finalized the calculation of the withdrawal liability with the Central States Pension Plan and revised the total expected costs of the withdrawal liability as of the withdrawal date to be $51.1 million, with expected total future cash expenditures of $41.9 million. Accordingly, the fourth quarter of 2022 includes a rationalization credit of $8.5 million in the metal containers segment for the adjustment to the withdrawal liability for the Central States Pension Plan as finalized. Remaining expenses related to the accretion of interest for the withdrawal liability for the Central States Pension Plan are expected to be approximately $0.9 million per year to be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million per year through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

Activity in reserves for our rationalization plans was as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance as of January 1, 2021	$41,005	$555	$—	$41,560
Charged to expense	8,048	1,882	5,080	15,010
Utilized and currency translation	(7,963)	(2,280)	(5,080)	(15,323)
Balance at December 31, 2021	41,090	157	—	41,247
Charged to expense	(1,657)	1,205	74,533	74,081
Utilized and currency translation	(7,792)	(1,203)	(74,533)	(83,528)
Balance at December 31, 2022	31,641	159	—	31,800
Charged to expense	12,314	6,175	(10,077)	8,412
Utilized and currency translation	(10,400)	(5,869)	10,077	(6,192)
Balance at December 31, 2023	$33,555	$465	$—	$34,020

Non-cash asset write-downs were the result of comparing the carrying value of certain production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (see Note 10 for information regarding a Level 3 fair value measurement). Non-cash asset write-downs for the year ended December 31, 2023 were net of recovered losses of $17.7 million discussed above.
Rationalization reserves as of December 31, 2023 and 2022 were recorded in our Consolidated Balance Sheets as accrued liabilities of $7.3 million and $3.9 million, respectively, and as other liabilities of $26.7 million and $27.9 million, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan discussed above, remaining expenses and cash expenditures for our rationalization plans are expected to be $9.3 million and $15.7 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at January 1, 2021	$(168,604)	$(4,656)	$(87,693)	$(260,953)
Other comprehensive loss before reclassifications	41,422	715	(50,334)	(8,197)
Amounts reclassified from accumulated other comprehensive loss	7,708	1,614	—	9,322
Other comprehensive income	49,130	2,329	(50,334)	1,125
Balance at December 31, 2021	(119,474)	(2,327)	(138,027)	(259,828)
Other comprehensive loss before reclassifications	(39,174)	2,195	(49,778)	(86,757)
Amounts reclassified from accumulated other comprehensive loss	1,915	(640)	—	1,275
Other comprehensive loss	(37,259)	1,555	(49,778)	(85,482)
Balance at December 31, 2022	(156,733)	(772)	(187,805)	(345,310)
Other comprehensive income before reclassifications	15,556	852	46,149	62,557
Amounts reclassified from accumulated other comprehensive loss	7,654	(296)	24,034	31,392
Other comprehensive income	23,210	556	70,183	93,949
Balance at December 31, 2023	$(133,523)	$(216)	$(117,622)	$(251,361)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the years ended December 31, 2023, 2022 and 2021 were net (losses) of $(10.2) million, $(2.9) million and $(10.6) million, respectively, excluding income tax benefits of $2.5 million, $1.0 million and $2.9 million, respectively. These net losses included amortization of net actuarial (losses) of $(11.0) million, $(4.3) million and $(12.2) million for the years ended December 31, 2023, 2022 and 2021, respectively, and amortization of net prior service credit of $0.8 million, $1.4 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization of net actuarial losses and net prior service credit is a component of net periodic benefit cost (credit). See Note 13 for further discussion.
The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the years ended December 31, 2023, 2022 and 2021 were not significant. See Note 10 which includes a discussion of derivative instruments and hedging activities.
The foreign currency translation component of accumulated other comprehensive loss includes: (i) foreign currency gains (losses) related to translation of year-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. Dollar; (ii) foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature; and (iii) foreign currency (losses) gains related to our net investment hedges, net of tax. Foreign currency gains (losses) related to translation of year-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. Dollar for the years ended December 31, 2023, 2022 and 2021 were $57.7 million, $(76.3) million and $(82.8) million, respectively. Foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2023, 2022 and 2021 were $2.0 million, $2.0 million and $1.3 million, respectively. Foreign currency (losses) gains related to our net investment hedges for the years ended December 31, 2023, 2022 and 2021 were $(17.3) million, $32.1 million and $40.9 million, respectively, excluding an income tax benefit (provision) of $3.8 million, $(7.6) million and $(9.7) million, respectively. See Note 10 for further discussion. Foreign

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

currency translation losses reclassified from accumulated other comprehensive loss in 2023 were due to the shutdown of the two metal container manufacturing facilities in Russia.

NOTE 6. INVENTORIES
The components of inventories at December 31 were as follows:

	2023	2022
	(Dollars in thousands)
Raw materials	$465,375	$409,349
Work-in-process	219,462	218,691
Finished goods	556,737	469,212
Other	16,616	16,463
	1,258,190	1,113,715
Adjustment to value inventory at cost on the LIFO method	(317,382)	(344,312)
	$940,808	$769,403
Inventories include $276.3 million and $275.5 million recorded on the FIFO method at December 31, 2023 and 2022, respectively, and $158.7 million and $201.4 million recorded on the average cost method at December 31, 2023 and 2022, respectively. During 2022, we implemented an inventory management program which resulted in permanent reductions of inventories valued under the LIFO method. This resulted in liquidations of inventory layers carried at costs prevailing in prior years and thereby decreased cost of goods sold by $83.0 million for the year ended December 31, 2022.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net at December 31 was as follows:

	2023	2022
	(Dollars in thousands)
Land	$82,760	$80,115
Buildings and improvements	611,691	601,368
Machinery and equipment	3,788,029	3,616,008
Construction in progress	255,609	234,388
	4,738,089	4,531,879
Accumulated depreciation	(2,776,504)	(2,600,382)
	$1,961,585	$1,931,497

Depreciation expense in 2023, 2022 and 2021 was $210.1 million, $210.2 million and $205.8 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill were as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Total
	(Dollars in thousands)
Balance at December 31, 2021	$1,684,697	$126,192	$227,519	$2,038,408
Acquisitions	4,627	—	—	4,627
Currency translation	(49,258)	(7,618)	(1,207)	(58,083)
Balance at December 31, 2022	1,640,066	118,574	226,312	1,984,952
Currency translation	30,906	1,925	458	33,289
Balance at December 31, 2023	$1,670,972	$120,499	$226,770	$2,018,241
The components of other intangible assets, net at December 31 were as follows:

	2023		2022
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$925,509	$(261,403)	$912,589	$(214,183)
Other	81,069	(56,292)	79,769	(46,503)
	1,006,578	(317,695)	992,358	(260,686)
Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—
	$1,038,718	$(317,695)	$1,024,498	$(260,686)
Amortization expense in 2023, 2022 and 2021 was $53.1 million, $52.6 million and $44.6 million, respectively. Amortization expense is expected to be $50.7 million, $49.4 million, $48.3 million, $47.3 million and $45.3 million for the years ended December 31, 2024 through 2028, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

NOTE 9. LONG-TERM DEBT
Long-term debt at December 31 was as follows:

	2023	2022
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$—	$—
U.S. term loans	950,000	1,000,000
Other foreign bank revolving and term loans	56,243	49,673
Total bank debt	1,006,243	1,049,673
3¼% Senior Notes	717,990	693,680
4⅛% Senior Notes	600,000	600,000
2¼% Senior Notes	552,300	533,600
1.4% Senior Secured Notes	500,000	500,000
Finance leases	63,302	65,667
Total debt - principal	3,439,835	3,442,620
Less unamortized debt issuance costs and debt discount	13,069	17,178
Total debt	3,426,766	3,425,442
Less current portion	880,315	80,061
	$2,546,451	$3,345,381

AGGREGATE ANNUAL MATURITIES

The aggregate annual maturities of our debt (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date), excluding finance leases, are as follows (dollars in thousands):

2024	$852,711
2025	106,723
2026	603,665
2027	653,192
2028	1,153,269
Thereafter	6,973
$3,376,533
At December 31, 2023, the current portion of our long-term debt consisted of $718.0 million of 3¼% Senior Notes due 2025, $100.0 million of U.S. term loans under our senior secured credit facility, $34.7 million of other foreign bank revolving and term loans and $27.6 million of finance leases.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

BANK CREDIT AGREEMENT

On March 24, 2017, we completed an amendment and restatement of our previous senior secured credit facility and subsequently entered into four amendments to our amended and restated senior secured credit facility, as so amended, the Credit Agreement, including most recently on June 22, 2023, November 9, 2021 and February 1, 2021. The amendments to the Credit Agreement:
•provided us with additional flexibility to, among other things, (i) issue new senior secured notes guaranteed by our U.S. subsidiaries that guarantee the obligations under the Credit Agreement and (ii) pursue our strategic initiatives;
•extended the maturity dates for revolving loans and term loans under the Credit Agreement by more than three years;
•provided us with $1.0 billion of new term loans which were used to refinance (i) all of our remaining outstanding term loans ($400.0 million) which had been used to fund the purchase price for our acquisition of the dispensing operations of the Albéa Group, or the Albéa Dispensing Business, in 2020 and (ii) outstanding revolving loans ($600.0 million) which had been used to fund the purchase price for our three acquisitions completed in 2021;
•increased our multi-currency revolving loan facility to $1.5 billion from $1.2 billion;
•amended the definition of applicable margin to provide separate margin schedules for term loans, on the one hand, and revolving loans and swingline loans, on the other hand; and
•provided for the transition from LIBOR based interest rates to SOFR (Secured Overnight Financing Rates) and SONIA (Sterling Overnight Index Average) based interest rates, provided for standard interest rate benchmark replacement language and reduced the spread adjustments for Term SOFR borrowings.

The applicable margins for term loans and for revolving loans and swingline loans are reset quarterly using the applicable margin schedule based on our Total Net Leverage Ratio (as defined in the Credit Agreement). The range for the applicable margin for term loans is 0.25 percent to 0.75 percent for Base Rate Loans and 1.25 percent to 1.75 percent for Eurocurrency Rate Loans and RFR Loans (each as defined in the Credit Agreement). The range for the applicable margin for revolving loans and swingline loans is 0.00 percent to 0.50 percent for U.S. dollar-denominated Base Rate Loans and Canadian dollar-denominated Canadian Prime Rate Loans, 1.00 percent to 1.50 percent for Eurocurrency Rate Loans, RFR Loans (other than SONIA RFR Loans) and CDOR Rate Loans and 1.0326 percent to 1.5326 percent for revolving loans maintained as SONIA RFR Loans (each as defined in the Credit Agreement).

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

The current outstanding term loans under the Credit Agreement ($950.0 million principal amount) mature on November 9, 2027 and are repayable in installments as follows: $100.0 million on each of December 31, 2024, 2025 and 2026 and $650.0 million on November 9, 2027. In 2023, we repaid an installment of $50.0 million of outstanding term loans under the Credit Agreement. In 2021, we repaid $900.0 million of outstanding term loans under the Credit Agreement which had been borrowed in June 2020 to fund the purchase price for our acquisition of the Albéa Dispensing Business, using proceeds of $400.0 million from the new term loans borrowed in connection with the November 2021 amendment to the Credit Agreement and $500.0 million from our 1.4% Senior Secured Notes due 2026 issued in February 2021.

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
December 31, 2023, 2022 and 2021

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

At each of December 31, 2023 and 2022, we had term loan borrowings outstanding under the Credit Agreement of $950.0 million and $1.0 billion, respectively, and we had no revolving loans outstanding under the Credit Agreement. At December 31, 2023, the margin for term loans maintained as Eurocurrency Rate Loans and RFR Loans was 1.50 percent and the margin for term loans maintained as Base Rate Loans was 0.50 percent. At December 31, 2023, the margin for revolving loans maintained as Eurocurrency Rate Loans, RFR Loans (other than SONIA RFR Loans) and CDOR Rate Loans was 1.25 percent, the margin for revolving loans maintained as SONIA RFR Loans was 1.2826 percent and the margin for revolving loans maintained as Base Rate Loans and Canadian Prime Rate loans was 0.25 percent. As of December 31, 2023, the interest rate on term loans under the Credit Agreement was 7.00 percent.

The Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.30 percent per annum on the daily average unused portion of commitments available under the revolving loan facility (0.25 percent at December 31, 2023). The commitment fee is reset quarterly based upon our Total Net Leverage Ratio as provided in the Credit Agreement.

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

For 2023, 2022 and 2021, the weighted average annual interest rate paid on term loans under the Credit Agreement was 6.5 percent, 3.2 percent and 1.7 percent, respectively; and the weighted average annual interest rate paid on revolving loans under the Credit Agreement was 6.4 percent, 3.0 percent and 1.3 percent, respectively. From time to time, we enter into interest rate swap agreements to convert interest rate exposure from variable rates to fixed rates of interest. For 2023, 2022 and 2021, the weighted average annual interest rate paid on term loans under the Credit Agreement, after consideration of our interest rate swap agreements, was 6.2 percent, 3.3 percent and 2.2 percent, respectively. See Note 10 which includes a discussion of our interest rate swap agreements.

The indebtedness under the Credit Agreement is guaranteed by us and our U.S. and Dutch subsidiaries. The stock of substantially all of our U.S. and Dutch subsidiaries and of our Canadian subsidiaries directly owned by U.S. subsidiaries has been pledged as security to the lenders under the Credit Agreement. The Credit Agreement contains certain financial and operating covenants which limit, subject to certain exceptions, among other things,

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

our ability to incur additional indebtedness; create liens; consolidate, merge or sell assets; make certain advances, investments or loans; enter into certain transactions with affiliates; and engage in any business other than the packaging business and certain related businesses. In addition, we are required to meet specified financial covenants consisting of Interest Coverage and Total Net Leverage Ratios, each as defined in the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

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
December 31, 2023, 2022 and 2021

The 1.4% Notes are not, and are not required to be, registered under the Securities Act of 1933, as amended.

The 1.4% Notes mature on April 1, 2026. Interest on the 1.4% Notes is payable semi-annually in cash on April 1 and October 1 of each year. The 1.4% Notes were issued pursuant to an indenture by and among Silgan, certain of our U.S. subsidiaries and Computershare Corporate Trust, as trustee and collateral agent, which indenture contains covenants that are generally less restrictive than those in the Credit Agreement and substantially similar to the covenants in the indentures for the 2¼% Notes, the 4⅛% Notes and the 3¼% Notes.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

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
The 3¼% Notes will mature on March 15, 2025. Pursuant to the Credit Agreement, if we have not repaid in full the 3¼% Notes by December 14, 2024, all outstanding obligations under the Credit Agreement will mature on such date. As a result, we intend to repay in full the 3¼% Notes no later than December 14, 2024. Accordingly, the 3¼% Notes are included in the current portion of our long-term debt at December 31, 2023.
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
December 31, 2023, 2022 and 2021

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

	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$642,923	$642,923	$585,622	$585,622

Liabilities:
Bank debt	$1,006,243	$1,006,243	$1,049,673	$1,049,673
3¼% Notes	717,990	713,546	693,680	674,534
4⅛% Notes	599,438	573,024	599,317	555,120
2¼% Notes	552,300	509,872	533,600	455,748
1.4% Notes	499,876	456,515	499,824	441,650

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
The financial assets and liabilities that are measured on a recurring basis at December 31, 2023 and 2022 consist of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, these derivative instruments are classified within Level 2.
FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE
Our bank debt, 3¼% Notes, 4⅛% Notes, 2¼% Notes and 1.4% Notes were recorded at historical amounts in our Consolidated Balance Sheets, as we have not elected to measure them at fair value. We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 3¼% Notes, 4⅛% Notes, 2¼% Notes and 1.4% Notes were estimated based on the quoted market price, a Level 1 input.
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
December 31, 2023, 2022 and 2021

Our interest rate and natural gas swap agreements are accounted for as cash flow hedges and changes in their fair values are recorded in accumulated other comprehensive loss, a component of stockholder's equity, and reclassified into earnings in future periods when earnings are affected by the variability of the hedged cash flows.
INTEREST RATE SWAP AGREEMENTS
From time to time, we enter into interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations, effectively converting interest rate exposure from variable rates to fixed rates of interest.
In 2018, we entered into two U.S. dollar interest rate swap agreements, each for $50.0 million notional principal amount, which matured in March 2023 and had a fixed rate of 2.878 percent. In March 2023, we entered into four U.S. dollar interest rate swap agreements, each for $75.0 million notional principal amount, which mature on April 3, 2026. These agreements have a fixed rate ranging from 3.889 percent to 3.905 percent and were entered into with financial institutions which are expected to fully perform under the terms thereof.
The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Consolidated Statements of Income, and such difference was not significant for each of the years ended December 31, 2023, 2022 and 2021. The total fair value of our interest rate swap agreements at December 31, 2023 and 2022 was not significant.
NATURAL GAS SWAP AGREEMENTS
We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on natural gas swap agreements is recorded in cost of goods sold in our Consolidated Statements of Income and was not significant for each of the years ended December 31, 2023, 2022 and 2021. These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at December 31, 2023 and 2022 was not significant.
FOREIGN CURRENCY EXCHANGE RATE RISK
    In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼% Notes which are Euro denominated. Foreign currency (losses) gains related to our net investment hedges included in accumulated other comprehensive loss were $(17.3) million, $32.1 million and $40.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
CONCENTRATION OF CREDIT RISK
We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our three largest customers (Nestlé S.A., Campbell Soup Company and Del Monte Corporation) accounted for approximately 22.7 percent, 23.7 percent and 21.6 percent of our net sales in 2023, 2022 and 2021, respectively. The receivable balances from these customers collectively represented 4.9 percent and 7.1 percent of our trade accounts receivable at December 31, 2023 and 2022, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information. Accounts receivable are considered past due based on the original due date and write-offs occur only after all reasonable collection efforts are exhausted.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

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
We recognized total lease expense of $98.4 million, $91.0 million and $86.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. Right-of-use assets obtained in exchange for new operating lease liabilities, a non-cash item, were $67.3 million, $20.7 million and $73.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Operating lease right-of-use assets were recorded in our Consolidated Balance Sheets as other assets, net of $223.9 million and $205.8 million as of December 31, 2023 and 2022, respectively. Operating lease liabilities of $233.8 million and $214.7 million were recorded in our Consolidated Balance Sheets as accrued liabilities of $45.9 million and $41.8 million and other liabilities of $187.9 million and $172.9 million as of December 31, 2023 and 2022, respectively. At December 31, 2023, our operating leases had a weighted average discount rate of 5.2 percent and a weighted average remaining lease term of approximately 7 years.

To a lesser extent, we have certain leases that qualify as finance leases. Finance lease right-of-use assets were recorded in our Consolidated Balance Sheets as property, plant and equipment, net of $64.5 million and $67.6 million as of December 31, 2023 and 2022, respectively. Finance lease liabilities of $63.3 million and $65.7 million were recorded in our Consolidated Balance Sheets as current portion of long term-debt of $27.6 million and $2.8 million as of December 31, 2023 and 2022, respectively, and long-term debt of $35.7 million and $62.9 million as of December 31, 2023 and 2022, respectively. At December 31, 2023, our finance leases had a weighted average discount rate of 4.5 percent and a weighted average remaining lease term of approximately 9 years.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

The aggregate annual maturities of lease liabilities are as follows (dollars in thousands):

	Operating	Finance
	Leases	Leases
2024	$55,969	$29,829
2025	52,029	3,047
2026	38,240	3,064
2027	27,136	3,113
2028	19,250	3,139
Thereafter	88,943	36,544
Total lease payments	281,567	78,736
Less imputed interest	(47,794)	(15,434)
Total	$233,773	$63,302

At December 31, 2023, we did not have any significant operating or finance leases that had not commenced.
At December 31, 2023, we had noncancelable commitments for capital expenditures in 2024 of $35.9 million.
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

NOTE 12. SUPPLY CHAIN FINANCE PROGRAM

We have a supply chain finance (“SCF”) program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. Once a qualifying supplier elects to participate in this SCF program, all of our payments to the participating supplier are paid to such financial institution in this SCF program on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to such financial institution. We may terminate our agreement with such financial institution upon at least 30 days’ notice, and such financial institution may terminate our agreement upon at least 10 days’ notice. Additionally, suppliers who elect to participate in this SCF program may terminate their participation upon at least 30 days’ notice. The suppliers' receivables sold under this SCF program can be outstanding up to 210 days from the invoice date. Suppliers’ receivables included in this SCF program were $330.2 million and $346.8 million at December 31, 2023 and 2022, respectively, and were included in accounts payable in our Condensed Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

NOTE 13. RETIREMENT BENEFITS
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
The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
	(Dollars in thousands)
Change in benefit obligation
Obligation at beginning of year	$674,104	$925,129	$14,447	$19,525
Service cost	8,573	12,603	50	78
Interest cost	34,725	20,579	745	413
Actuarial losses (gains)	22,938	(231,923)	645	(3,609)
Special termination benefits	577	—	—	—
Plan amendments	(76)	—	—	—
Curtailment gain	—	—	(1,103)	—
Benefits paid	(45,006)	(44,443)	(1,430)	(1,984)
Participants’ contributions	—	—	19	24
Foreign currency exchange rate changes	2,891	(7,841)	—	—
Obligation at end of year	698,726	674,104	13,373	14,447
Change in plan assets
Fair value of plan assets at beginning of year	764,405	1,024,454	—	—
Actual return on plan assets	84,849	(218,002)	—	—
Employer contributions	2,768	2,396	1,411	1,960
Participants’ contributions	—	—	19	24
Benefits paid	(45,006)	(44,443)	(1,430)	(1,984)
Fair value of plan assets at end of year	807,016	764,405	—	—
Funded status	$108,290	$90,301	$(13,373)	$(14,447)
Actuarial losses (gains) related to pension benefits were primarily the result of changes in discount rates used to calculate projected benefit obligations.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
	(Dollars in thousands)
Amounts recognized in the consolidated balance sheets
Non-current assets	$203,494	$169,940	$—	$—
Current liabilities	(3,055)	(2,766)	(1,389)	(1,421)
Non-current liabilities	(92,149)	(76,873)	(11,984)	(13,026)
Net amount recognized	$108,290	$90,301	$(13,373)	$(14,447)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss (gain)	$176,877	$209,874	$(4,740)	$(6,002)
Prior service cost (credit)	391	505	(21)	(969)
Net amount recognized	$177,268	$210,379	$(4,761)	$(6,971)
The fair value of plan assets for our domestic pension plans was approximately 134 percent and 129 percent of their projected benefit obligations at December 31, 2023 and 2022, respectively. Pension plans with projected benefit obligations in excess of plan assets at December 31, 2023 and 2022 consisted entirely of our international pension benefit plans which are not funded. The projected benefit obligation for our international pension benefit plans was $95.2 million and $79.6 million at December 31, 2023 and 2022, respectively.
The accumulated benefit obligation for all pension benefit plans at December 31, 2023 and 2022 was $685.5 million and $658.5 million, respectively. Pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2023 and 2022 consisted entirely of our international pension benefit plans which are not funded. The accumulated benefit obligation for our international pension benefit plans was $91.8 million and $77.1 million at December 31, 2023 and 2022, respectively.
The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of service, are as follows (dollars in thousands):

	Pension Benefits	Other Postretirement Benefits
2024	$48,661	$1,391
2025	49,636	1,317
2026	50,686	1,217
2027	51,838	1,159
2028	51,818	1,120
2029-2033	259,581	4,937
	$512,220	$11,141
Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2023	2022
Discount rate	5.3%	5.6%
Expected return on plan assets	5.5%	6.9%
Rate of compensation increase	2.4%	2.4%
Health care cost trend rate:
Assumed for next year	5.0%	4.7%
Ultimate rate	4.0%	3.9%
Year that the ultimate rate is reached	2043	2043

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.
Our international pension benefit plans used a discount rate of 3.6 percent and 4.2 percent as of December 31, 2023 and 2022, respectively, and a rate of compensation increase of 3.9 percent and 3.8 percent to determine the benefit obligation as of December 31, 2023 and 2022, respectively.
The components of the net periodic benefit cost (credit) for each of the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
	(Dollars in thousands)
Service cost	$8,573	$12,603	$14,265	$50	$78	$107
Interest cost	34,725	20,579	17,697	745	413	363
Expected return on plan assets	(40,781)	(69,132)	(79,453)	—	—	—
Amortization of prior service cost (credit)	97	222	243	(948)	(1,668)	(1,830)
Amortization of actuarial losses (gains)	11,638	4,635	12,479	(617)	(298)	(311)
Special termination benefits	577	—	—	—	—	—
Curtailment gain	—	—	—	(1,103)	—	—
Net periodic benefit cost (credit)	$14,829	$(31,093)	$(34,769)	$(1,873)	$(1,475)	$(1,671)
Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit cost (credit) for the years ended December 31:

	2023	2022	2021
Discount rate	5.6%	2.9%	2.5%
Expected return on plan assets	5.5%	6.9%	8.5%
Rate of compensation increase	2.4%	2.4%	2.5%
Health care cost trend rate	5.0%	4.7%	6.2%
Our international pension benefit plans used a discount rate of 4.2 percent, 1.4 percent and 1.1 percent for the years ended December 31, 2023, 2022 and 2021, respectively, and used a rate of compensation increase of 3.9 percent, 3.8 percent and 3.2 percent to determine net periodic benefit credit for each of the years ended December 31, 2023, 2022 and 2021, respectively.

MULTIEMPLOYER PENSION PLANS
In 2023, we participated in two multiemployer pension plans which provide defined benefits to certain of our union employees. The aggregate amount contributed to these plans and charged to pension cost in 2023, 2022 and 2021 was $3.6 million, $3.6 million and $3.9 million, respectively. In the third quarter of 2022, we completely withdrew from the United Food & Commercial Workers - Local One Pension Fund, or the UFCW Pension Fund. As a result of our complete withdrawal from the UFCW Pension Fund, we will be required to pay an aggregate withdrawal liability of $2.8 million to the UFCW Pension Fund in quarterly installments through 2042.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

Further information on the multiemployer plans we participated in during the years ended December 31, 2023, 2022 and 2021 is as follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				FIP / RP Status Pending / Implemented	Contributions			Surcharge Imposed
		2023		2022			2023	2022	2021
							(Dollars in thousands)
United Food & Commercial Workers — Local One Pension Fund (1)	16-6144007/001	Red	(2)	Red	(2)	Implemented	—	141	282	No
IAM National Pension Fund (3)	51-6031295/002	Red		Red		Implemented	2,626	2,511	2,767	No
Western Conference of Teamsters Pension Plan (4)	91-6145047/001	Green		Green		N/A	1,008	906	869	No
Total Contributions							$3,634	$3,558	$3,918
______________________
(1)    In 2022, we completely withdrew from this pension fund.
(2)    Under the Multiemployer Pension Reform Act of 2014, the status of this pension fund was critical and declining, as defined under such Act. For 2022, the pension fund actuary had projected insolvency for this pension fund in 2026. In August 2023, this pension fund received $788 million in taxpayer assistance under the American Rescue Plan Act of 2021, and, therefore, insolvency for this pension fund should be delayed.
(3)    The applicable collective bargaining agreements related to this pension fund expire at various times through February 28, 2026. Although this pension fund was formally certified in the yellow zone in 2019, the trustees of this pension fund elected voluntarily to place this pension fund in the red zone to take advantage of certain provisions of the Pension Protection Act even though this pension fund had a funded status of 85 percent, 84 percent and 87 percent at the beginning of 2020, 2021 and 2022, respectively.
(4)    The applicable collective bargaining agreements related to this pension plan expire at various times through June 30, 2026.
The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three digit plan number assigned to a plan by the Internal Revenue Service. The most recent Pension Protection Act Zone Status available for 2023 and 2022 is for plan years that ended in 2022 and 2021, respectively. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status,” based on criteria established under the Internal Revenue Code of 1986, as amended (the “Code”), and is generally less than 65 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a rehabilitation plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the 2022 plan year. The “Surcharge Imposed” column indicates whether our contribution rate for 2022 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status” in accordance with the requirements of the Code.
Our contributions to the UFCW Pension Fund were more than five percent of total contributions made by all employers to this plan, while our contributions to the IAM National Pension Fund and the Western Conference of Teamsters Pension Plan were less than five percent of total contributions made by all employers to these plans, as reported by these plans for the year ended December 31, 2022, the most recent plan year available. We do not expect our contributions to the IAM National Pension Fund and the Western Conference of Teamsters Pension Plan for the year ended December 31, 2024 to be significantly different from our contributions for the year ended December 31, 2023.

DEFINED CONTRIBUTION PLANS
We also sponsor defined contribution plans covering certain employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans for the years ended December 31, 2023, 2022 and 2021 were $16.4 million, $15.4 million and $15.1 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

PLAN ASSETS
INVESTMENT STRATEGY
In 2023, we changed our investment allocations to a liability driven investment strategy that more closely matches plan assets with plan liabilities primarily using long duration fixed income securities. As of December 31, 2023, approximately 83 percent of our plan assets were held in a designated liability-hedging oriented portfolio focused on holding fixed income securities (generally investment grade), and approximately 17 percent of our plan assets were held in a designated growth oriented portfolio focused on holding an allocation of mutual funds and exchange traded funds broadly characterized as a 60 percent/40 percent allocation between equity and fixed income securities.
As of December 31, 2022, the composition of our plan assets had been broadly characterized as a 40 percent/60 percent allocation between equity and fixed income securities. The equity securities allocation utilized indexed U.S. equity securities (which constituted approximately 85 percent), with a lesser allocation to indexed international equity securities. The fixed income securities allocation primarily utilized indexed investment grade U.S. fixed income securities.
We attempt to mitigate investment risk by reviewing our investment portfolio on at least a quarterly basis, with assets re-allocated as required to adhere to our target allocations.
The weighted average asset allocation for our pension plans at December 31, 2023 and 2022 and target allocation for 2023 were as follows:

	Target Allocation	Actual Allocation
		2023	2022
Fixed income securities	89%	88%	59%
Equity securities—US	6%	6%	32%
Equity securities—International	3%	3%	7%
Cash and cash equivalents	2%	3%	2%
	100%	100%	100%
FAIR VALUE MEASUREMENTS
As of December 31, 2023, (i) our plan assets classified as fixed income securities were primarily invested in individual corporate bonds and notes and in U.S. government issued securities; (ii) our plan assets classified as equity securities were primarily invested in mutual funds and exchange traded funds; and (iii) our plan assets classified as cash and cash equivalents were primarily invested in short term investment funds which included investments in cash, bank notes, corporate notes, government bills and various short-term fixed income instruments. As of December 31, 2023, $267.8 million of our plan assets were classified within Level 1 of the fair value hierarchy (as described in Note 10) and $539.2 million were classified as Level 2 of the fair value hierarchy.
As of December 31, 2022, our plan assets were primarily invested in commingled funds holding equity and fixed income securities, which are valued using the Net Asset Value, or NAV, provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. Commingled funds are classified within Level 2 of the fair value hierarchy because the NAV’s are not publicly available. Plan excess cash balances are invested in short term investment funds which include investments in cash, bank notes, corporate notes, government bills and various short-term fixed income instruments. These typically are commingled funds valued using one dollar for the NAV. These short term funds were also classified within Level 2 of the fair value hierarchy.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

The fair value of our plan assets by asset category consisted of the following at December 31:

	2023	2022
	(Dollars in thousands)
Fixed income securities	$708,088	$448,908
Equity securities—US	48,237	248,858
Equity securities—International	24,512	52,394
Cash and cash equivalents	26,179	14,245
	$807,016	$764,405
CONCENTRATIONS OF CREDIT RISK
As of December 31, 2023, our plan assets were under the management of three investment management companies. No individual investment exceeded ten percent of our total plan assets.
As of December 31, 2022, approximately 98 percent of our plan assets were under management by a single investment management company in six individual commingled equity and fixed income index funds. Of these six funds, three funds held assets individually in excess of ten percent of our total plan assets.
EXPECTED CONTRIBUTIONS
Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2023. In addition, based on the current funded status of our domestic pension benefit plans we do not expect to make significant contributions to these plans in 2024. However, this estimate may change based on regulatory changes and actual plan asset returns.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

NOTE 14. INCOME TAXES
Income before income taxes was taxed in the following jurisdictions in each of the years ended December 31:

	2023	2022	2021
	(Dollars in thousands)
Domestic	$253,916	$400,889	$338,304
Foreign	168,205	73,250	128,009
Total	$422,121	$474,139	$466,313
The components of the provision (benefit) for income taxes were as follows:

	2023	2022	2021
	(Dollars in thousands)
Current:
Federal	$10,847	$99,760	$963
State	(529)	23,915	3,412
Foreign	52,730	41,797	43,280
Current income tax provision	63,048	165,472	47,655
Deferred:
Federal	29,337	(27,681)	59,979
State	7,957	(8,916)	4,984
Foreign	(4,186)	4,416	(5,386)
Deferred income tax provision (benefit)	33,108	(32,181)	59,577
	$96,156	$133,291	$107,232
The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2023	2022	2021
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$88,646	$99,569	$97,926
State income taxes, net of federal tax benefit	5,551	12,815	10,496
Tax liabilities no longer required	(4,071)	(2,142)	(3,784)
Valuation allowance	2,287	16,635	6,745
Tax credit refunds, net	(2,684)	(5,081)	(3,593)
Foreign earnings taxed at other than 21%	9,993	5,126	5,907
Deferred tax rate changes	(3,133)	(1,276)	(3,409)
European Commission settlement	—	5,313	—
Other	(433)	2,332	(3,056)
	$96,156	$133,291	$107,232

Effective tax rate	22.8%	28.1%	23.0%

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 were as follows:

	2023	2022
	(Dollars in thousands)
Deferred tax assets:
Pension and other postretirement liabilities	$17,093	$11,072
Rationalization and other accrued liabilities	33,196	42,219
AMT and other credit carryforwards	3,584	3,094
Net operating loss carryforwards	54,067	45,606
Other intangible assets	268	1,091
Foreign currency translation	—	223
Property, plant and equipment	1,559	734
Inventory and related reserves	3,098	28,409
Long term operating lease liabilities	58,430	53,198
Other	29,233	19,494
Total deferred tax assets	200,528	205,140
Deferred tax liabilities:
Property, plant and equipment	(259,083)	(253,753)
Pension and other postretirement liabilities	(44,782)	(36,150)
Other intangible assets	(178,062)	(175,358)
Operating lease right of use assets	(55,993)	(50,747)
Inventory and related reserves	(13,527)	—
Foreign currency translation	(13,496)	(17,285)
Other	(11,210)	(8,600)
Total deferred tax liabilities	(576,153)	(541,893)
Valuation allowance	(45,525)	(41,823)
	$(421,150)	$(378,576)
At December 31, 2023, the net deferred tax liability in our Consolidated Balance Sheets was comprised of long-term deferred tax assets of $12.5 million and long-term deferred tax liabilities of $433.7 million. At December 31, 2022, the net deferred tax liability in our Consolidated Balance Sheets was comprised of long-term deferred tax assets of $10.1 million and long-term deferred tax liabilities of $388.7 million. Long-term deferred tax assets were classified as other assets, net in our Consolidated Balance Sheets.
The valuation allowance in 2023 includes deferred tax assets of $45.5 million resulting from state and foreign net operating loss carryforwards, or NOLs. The valuation allowance for deferred tax assets increased in 2023 by $3.7 million primarily due to an increase in the valuation allowance related to foreign NOLs.
At December 31, 2023, we had foreign NOLs of approximately $51.5 million that are available to offset future taxable income. Of that amount, approximately $8.8 million will expire from 2024 to 2034. The remaining portion has no expiration date. At December 31, 2023, we had state tax NOLs of approximately $7.5 million that are available to offset future taxable income and that will expire from 2025 to 2042.
We recognize accrued interest and penalties related to unrecognized taxes as additional income tax expense. At December 31, 2023 and 2022, we had $1.8 million and $5.2 million, respectively, accrued for potential interest and penalties.
The total amount of unrecognized tax benefits recorded in other liabilities as of December 31, 2023 and 2022 were $13.5 million and $30.0 million, respectively, excluding associated tax assets and including the federal tax benefit of state taxes, interest and penalties.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another jurisdiction. At December 31, 2023 and 2022, we had approximately $7.2 million and $18.5 million, respectively, in assets associated with uncertain tax positions recorded in other assets, net in our Consolidated Balance Sheets.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits included as other liabilities in our Consolidated Balance Sheets was as follows:

	2023	2022
	(Dollars in thousands)
Balance at January 1,	$26,721	$28,981
Increase based upon tax positions of current year	8,807	—
Increase based upon tax positions of a prior year	625	1,652
Decrease based upon settlements with taxing authorities	(15,681)	(131)
Decrease based upon a lapse in the statute of limitations	(3,071)	(3,781)
Balance at December 31,	$17,401	$26,721
The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2023 and 2022 were $16.7 million and $14.1 million, respectively.
Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. We expect the Internal Revenue Service, or IRS, will complete its review of the 2022 tax year with no change to our filed tax return. We have been accepted into the Compliance Assurance Program for the 2023 tax year which provides for the review by the IRS of tax matters relating to our tax return prior to filing. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute of limitations have been executed. The earliest open period for a state audit is 2018. Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2012, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. In the next twelve months, it is reasonably possible that our reserve for unrecognized tax benefits will decrease by approximately $1.0 million primarily related to tax attributes acquired from and expenses related to certain acquisitions, as we anticipate the expiration of the applicable statute of limitations with respect to certain tax matters.
For certain of our foreign subsidiaries where we expect to be indefinitely reinvested, we estimate that the unremitted earnings as of December 31, 2023 are approximately $99.4 million. The amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings is estimated to be approximately $5.6 million.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

NOTE 15. STOCK-BASED COMPENSATION
The Silgan Holdings Inc. Second Amended and Restated 2004 Stock Incentive Plan, or the Plan, provides for awards of stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to our officers, other key employees and outside directors. Prior to the Plan, we had a previous stock-based compensation plan which expired, but under which restricted stock units and performance awards granted prior to such expiration remain outstanding pursuant to their terms.
Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 3,410,184 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2023, 3,190,836 shares were available to be awarded under the Plan.
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 recorded in selling, general and administrative expenses was $15.6 million, $16.8 million and $20.9 million, respectively.
RESTRICTED STOCK UNITS
Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual vesting period for restricted stock units outstanding at December 31, 2023 is five years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units carry with them the right to receive, upon vesting, dividend equivalents.
The table below summarizes restricted stock unit activity for the year ended December 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2022	1,285,937	35.60
Granted	298,190	46.12
Released	(490,242)	33.25
Forfeited	(12,320)	35.52
Restricted stock units outstanding at December 31, 2023	1,081,565	39.57
The weighted average grant date fair value of restricted stock units granted during 2022 and 2021 was $41.61 and $38.56, respectively. The fair value of restricted stock units released during the years ended December 31, 2023, 2022 and 2021 was $25.7 million, $32.2 million and $22.2 million, respectively.
As of December 31, 2023, there was approximately $25.3 million of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted average period of 1.9 years.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

NOTE 16. CAPITAL STOCK
CAPITAL STOCK
At December 31, 2023, our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share.
TREASURY STOCK
On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026. Pursuant to this authorization, in 2023 we repurchased a total of 3,893,098 shares of our common stock at an average price per share of $44.86, for a total purchase price of $174.6 million. In 2022, we repurchased a total of 786,235 shares of our common stock at an average price per share of $40.80, for a total purchase price of $32.1 million, pursuant to this authorization. As of December 31, 2023, we had approximately $93.3 million remaining for the repurchase of our common stock under this authorization. In 2021, we did not repurchase any of our shares of common stock.
In 2023, 2022 and 2021, we issued 490,242 treasury shares, 765,917 treasury shares and 576,232 treasury shares, respectively, at an average cost of $3.19 per share each year for restricted stock units that vested during these years. In 2023, 2022 and 2021, we repurchased 176,196 shares, 310,904 shares and 223,030 shares of our common stock, respectively, at an average cost of $52.62 per share, $41.92 per share and $38.44 per share, respectively, in accordance with our stock-based compensation plans to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.
We account for treasury shares using the FIFO cost method. As of December 31, 2023, 68,612,541 shares of our common stock were held in treasury.

NOTE 17. EARNINGS PER SHARE
The components of the calculation of earnings per share were as follows:

	2023	2022	2021
	(Dollars and shares in thousands)
Net income	$325,965	$340,848	$359,081
Weighted average number of shares used in:
Basic earnings per share	108,821	110,465	110,396
Dilutive common stock equivalents:
Restricted stock units	416	566	770
Diluted earnings per share	109,237	111,031	111,166

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

NOTE 18. BUSINESS SEGMENT INFORMATION
We are engaged in the packaging industry and report our results in three segments, which are our reportable segments: dispensing and specialty closures; metal containers; and custom containers. The dispensing and specialty closures segment manufactures an extensive range of dispensing systems and specialty closures for fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden products. The metal containers segment manufactures steel and aluminum containers for pet and human food and general line products. The custom containers segment manufactures custom designed plastic containers for pet and human food, consumer health and pharmaceutical, personal care, home care, lawn and garden and automotive products. These segments are strategic business operations that are managed separately to maximize the production, technology and marketing of their packaging product. Our dispensing and specialty closures segment operates in North and South America, Europe and Asia. Our metal containers segment operates primarily in North America and Europe. Our custom containers segment operates in North America. The accounting policies of the business segments are the same as those described in Note 1.

We evaluate performance of our business segments and allocate resources based on the adjusted EBIT of our business segments. Adjusted EBIT is not a defined term under GAAP. We define adjusted EBIT as income before interest and income taxes excluding acquired intangible asset amortization expense, other pension expense (income) for U.S. pension plans, rationalization charges, the impact from charges for the write-up of acquired inventory required under purchase accounting, the charge for the European Commission settlement and costs attributed to announced acquisitions. We began using adjusted EBIT in 2023. Previously, we used segment income, without any adjustments, for our business segments. We have provided adjusted EBIT for 2022 and 2021 below for comparative purposes. Adjusted EBIT should not be considered in isolation or as a substitute for income before interest and income taxes or any other financial data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

Reportable segment information for each of the past three years is as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
2023
Net sales	$2,221,430	$3,140,830	$625,945	$—	$5,988,205
Income before interest and income taxes	281,030	287,380	52,836	(25,810)	595,436
Adjusted EBIT	340,644	282,402	63,317	(25,810)	660,553
Depreciation	101,664	73,558	34,846	74	210,142
Segment assets	4,437,833	2,178,416	898,582	46,270	7,561,101
Capital expenditures	110,073	95,260	20,474	1,003	226,810
2022
Net sales	$2,316,690	$3,371,776	$723,033	$—	$6,411,499
Income before interest and income taxes	323,001	234,156	92,478	(47,673)	601,962
Adjusted EBIT	359,753	282,214	86,809	(22,470)	706,306
Depreciation	98,214	76,537	35,325	159	210,235
Segment assets	4,391,599	1,965,415	898,308	43,911	7,299,233
Capital expenditures	105,759	81,533	28,462	7	215,761
2021
Net sales	$2,160,484	$2,808,065	$708,556	$—	$5,677,105
Income before interest and income taxes	262,148	253,736	92,359	(32,130)	576,113
Adjusted EBIT	295,194	235,317	86,462	(27,171)	589,802
Depreciation	87,375	83,756	34,499	157	205,787
Segment assets	4,429,186	2,319,982	888,715	34,490	7,672,373
Capital expenditures	113,601	78,462	40,196	5	232,264

Total adjusted EBIT is reconciled to income before income taxes as follows:

	2023	2022	2021
	(Dollars in thousands)
Total adjusted EBIT	$660,553	$706,306	$589,802
Less:
Acquired intangible asset amortization expense	53,091	52,553	44,573
Other pension expense (income) for U.S. pension plans	3,614	(47,494)	(53,469)
Rationalization charges	8,412	74,082	15,010
Purchase accounting write-up of inventory	—	—	2,617
European Commission settlement	—	25,203	—
Costs attributed to announced acquisitions	—	—	4,958
Income before interest and income taxes	595,436	601,962	576,113
Interest and other debt expense	173,315	127,823	109,800
Income before income taxes	$422,121	$474,139	$466,313

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, 2022 and 2021

Total segment assets at December 31 are reconciled to total assets as follows:

	2023	2022
	(Dollars in thousands)
Total segment assets	$7,561,101	$7,299,233
Other assets	50,135	46,524
Total assets	$7,611,236	$7,345,757

Financial information relating to our operations by geographic area is as follows:

	2023	2022	2021
	(Dollars in thousands)
Net sales:
United States	$4,377,928	$4,805,266	$4,131,375
Foreign:
Europe	1,201,534	1,299,616	1,166,557
Other	408,743	306,617	379,173
Total net sales from foreign operations	1,610,277	1,606,233	1,545,730
Total net sales	$5,988,205	$6,411,499	$5,677,105
Long-lived assets:
United States	$1,258,531	$1,286,034
Foreign:
Europe	540,254	481,648
Other	162,800	163,815
Total long-lived assets at foreign operations	703,054	645,463
Total long-lived assets	$1,961,585	$1,931,497
Net sales are attributed to the country from which the product was manufactured and shipped.
Sales of our metal containers segment to Nestlé S.A. accounted for 11.2 percent, 11.4 percent and 10.7 percent of our consolidated net sales in 2023, 2022 and 2021, respectively.
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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
SILGAN HOLDINGS INC.
For the years ended December 31, 2023, 2022 and 2021
(Dollars in thousands)

		Additions		Other Changes Increase (Decrease)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Cumulative translation adjustment	Other (1)	Balance at end of period
For the year ended December 31, 2023:
Allowance for doubtful accounts receivable	$9,072	$59	$—	$268	$(572)	$8,827
For the year ended December 31, 2022:
Allowance for doubtful accounts receivable	$6,700	$2,904	$—	$(282)	$(250)	$9,072
For the year ended December 31, 2021:
Allowance for doubtful accounts receivable	$6,803	$946	$—	$(273)	$(776)	$6,700
 ______________________
(1)    Uncollectible accounts written off, net of recoveries.