Form 10-Q
period 2024-03-31
SILGAN HOLDINGS INC
filed 2024-05-08
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 30, 2024, the number of shares outstanding of the Registrant’s common stock was 106,775,134.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2024	March 31, 2023	Dec. 31, 2023
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$308,641	$501,060	$642,923
Trade accounts receivable, net	946,051	936,048	599,524
Inventories	957,240	1,055,079	940,808
Prepaid expenses and other current assets	164,439	132,822	165,727
Total current assets	2,376,371	2,625,009	2,348,982

Property, plant and equipment, net	1,943,682	1,930,003	1,961,585
Goodwill	1,997,285	2,001,753	2,018,241
Other intangible assets, net	702,033	755,883	721,023
Other assets, net	554,884	549,074	561,405
	$7,574,255	$7,861,722	$7,611,236

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$1,345,851	$784,795	$880,315
Trade accounts payable	609,832	716,487	1,075,913
Accrued payroll and related costs	100,118	101,881	97,886
Accrued liabilities	233,676	240,952	257,742
Total current liabilities	2,289,477	1,844,115	2,311,856

Long-term debt	2,534,504	3,370,346	2,546,451
Deferred income taxes	432,266	389,010	433,666
Other liabilities	418,162	476,961	429,905

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	356,529	342,157	353,848
Retained earnings	3,242,914	3,013,104	3,208,237
Accumulated other comprehensive loss	(271,990)	(324,570)	(251,361)
Treasury stock	(1,429,358)	(1,251,152)	(1,423,117)
Total stockholders’ equity	1,899,846	1,781,290	1,889,358
	$7,574,255	$7,861,722	$7,611,236

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2024 and 2023
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2024	2023

Net sales	$1,317,038	$1,418,281
Cost of goods sold	1,093,559	1,180,316
Gross profit	223,479	237,965
Selling, general and administrative expenses	100,476	101,330
Rationalization charges	11,691	4,121
Other pension and postretirement (income) expense	(407)	1,286
Income before interest and income taxes	111,719	131,228
Interest and other debt expense	38,647	36,766
Income before income taxes	73,072	94,462
Provision for income taxes	17,908	22,433
Net income	$55,164	$72,029

Earnings per share:
Basic net income per share	$0.52	$0.65
Diluted net income per share	$0.52	$0.65

Weighted average number of shares:
Basic	106,646	110,219
Effect of dilutive securities	405	630
Diluted	107,051	110,849

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2024 and 2023
(Dollars in thousands)
(Unaudited)

	2024	2023

Net income	$55,164	$72,029
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	1,403	2,306
Change in fair value of derivatives	2,425	(1,287)
Foreign currency translation	(24,457)	19,721
Other comprehensive (loss) income	(20,629)	20,740
Comprehensive income	$34,535	$92,769

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2024 and 2023
(Dollars in thousands)
(Unaudited)

	2024	2023
Cash flows provided by (used in) operating activities:
Net income	$55,164	$72,029
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	66,430	64,843
Amortization of debt discount and debt issuance costs	1,347	1,333
Rationalization charges	11,691	4,121
Stock compensation expense	4,115	3,681
Other changes that provided (used) cash:
Trade accounts receivable, net	(355,645)	(271,224)
Inventories	(22,319)	(279,982)
Trade accounts payable	(281,165)	(176,147)
Accrued liabilities	(30,041)	(49,812)
Other, net	2,613	(616)
Net cash (used in) operating activities	(547,810)	(631,774)

Cash flows provided by (used in) investing activities:
Capital expenditures	(75,258)	(67,871)
Proceeds from asset sales	2,495	372
Other, net	301	508
Net cash (used in) investing activities	(72,462)	(66,991)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	597,879	783,454
Repayments under revolving loans	(15,469)	(28,442)
Repayment of principal amounts under finance leases	(346)	(658)
Proceeds from issuance of long-term debt	—	2,146
Repayments of long-term debt	(100,000)	(50,705)
Changes in outstanding checks - principally vendors	(160,576)	(61,433)
Dividends paid on common stock	(21,137)	(20,575)
Repurchase of common stock	(7,675)	(13,412)
Net cash provided by financing activities	292,676	610,375

Effect of exchange rate changes on cash and cash equivalents	(6,686)	3,828

Cash and cash equivalents:
Net (decrease)	(334,282)	(84,562)
Balance at beginning of year	642,923	585,622
Balance at end of period	$308,641	$501,060

Interest paid, net	$50,290	$34,764
Income taxes paid, net	17,003	20,086

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2024 and 2023
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2024	2023

Common stock - shares outstanding
Balance at beginning of period	106,500	110,079
Net issuance of treasury stock for vested restricted stock units	275	266
Repurchases of common stock	—	(93)
Balance at end of period	106,775	110,252

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751

Paid-in capital
Balance at beginning of period	353,848	339,839
Stock compensation expense	4,115	3,681
Net issuance of treasury stock for vested restricted stock units	(1,434)	(1,363)
Balance at end of period	356,529	342,157

Retained earnings
Balance at beginning of period	3,208,237	2,961,079
Net income	55,164	72,029
Dividends declared on common stock	(20,487)	(20,004)
Balance at end of period	3,242,914	3,013,104

Accumulated other comprehensive loss
Balance at beginning of period	(251,361)	(345,310)
Other comprehensive (loss) income	(20,629)	20,740
Balance at end of period	(271,990)	(324,570)

Treasury stock
Balance at beginning of period	(1,423,117)	(1,239,103)
Net issuance of treasury stock for vested restricted stock units	(6,241)	(7,249)
Repurchases of common stock	—	(4,800)
Balance at end of period	(1,429,358)	(1,251,152)
Total stockholders’ equity	$1,899,846	$1,781,290

Dividends declared on common stock per share	$0.19	$0.18

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2024 and 2023 and for the
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

The Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Certain prior year amounts have been reclassified to confirm with the current year's presentation.

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by segment for the three months ended March 31 were as follows:

	2024	2023
	(Dollars in thousands)
Dispensing and Specialty Closures	$535,920	$579,932
Metal Containers	617,129	670,096
Custom Containers	163,989	168,253
	$1,317,038	$1,418,281

Revenues by geography for the three months ended March 31 were as follows:

	2024	2023
	(Dollars in thousands)
North America	$981,963	$1,056,526
Europe and other	335,075	361,755
	$1,317,038	$1,418,281

Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $97.2 million, $108.5 million, and $100.0 million as of March 31, 2024 and 2023 and December 31, 2023, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2024 and 2023 and for the
three months then ended is unaudited)

Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment for the three months ended March 31 were as follows:

	2024	2023
	(Dollars in thousands)
Dispensing and Specialty Closures	$6,557	$114
Metal Containers	3,584	3,903
Custom Containers	1,550	104
	$11,691	$4,121

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2023	$33,555	$465	$—	$34,020
Charged to expense	4,088	7,255	348	11,691
Utilized and currency translation	(4,229)	(7,555)	(348)	(12,132)
Balance at March 31, 2024	$33,414	$165	$—	$33,579

Rationalization reserves as of March 31, 2024 were recorded in our Condensed Consolidated Balance Sheet as accrued liabilities of $7.2 million and other liabilities of $26.4 million. Excluding the impact of our withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $8.1 million and $14.3 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.8 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million annually through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2024 and 2023 and for the
three months then ended is unaudited)

Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2023	$(133,523)	$(216)	$(117,622)	$(251,361)
Other comprehensive loss before reclassifications	—	2,884	(24,457)	(21,573)
Amounts reclassified from accumulated other comprehensive loss	1,403	(459)	—	944
Other comprehensive loss	1,403	2,425	(24,457)	(20,629)
Balance at March 31, 2024	$(132,120)	$2,209	$(142,079)	$(271,990)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three months ended March 31, 2024 were net (losses) of $(1.8) million, excluding income tax benefits of $0.4 million. For the three months ended March 31, 2024, these net (losses) consisted primarily of amortization of net actuarial (losses) of $(1.8) million. Amortization of net actuarial losses and net prior service cost was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2024 were not significant.

Other comprehensive loss before reclassifications related to foreign currency translation for the three months ended March 31, 2024 consisted of (i) foreign currency (losses) related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $(33.5) million, (ii) foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $0.1 million, and (iii) foreign currency gains related to our net investment hedges of $11.6 million, excluding an income tax (provision) of $(2.7) million. See Note 7 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2024 and 2023 and for the
three months then ended is unaudited)

Note 5.               Inventories

Inventories consisted of the following:

	March 31, 2024	March 31, 2023	Dec. 31, 2023
	(Dollars in thousands)
Raw materials	$395,261	$498,580	$465,375
Work-in-process	209,296	254,373	219,462
Finished goods	652,724	630,233	556,737
Other	17,341	16,205	16,616
	1,274,622	1,399,391	1,258,190
Adjustment to value inventory at cost on the LIFO method	(317,382)	(344,312)	(317,382)
	$957,240	$1,055,079	$940,808

Note 6.               Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2024	March 31, 2023	Dec. 31, 2023
	(Dollars in thousands)
Bank debt
Bank revolving loans	$580,000	$755,000	$—
U.S. term loans	850,000	950,000	950,000
Other foreign bank revolving and term loans	57,435	51,840	56,243
Total bank debt	1,487,435	1,756,840	1,006,243
3¼% Senior Notes	702,000	706,160	717,990
4⅛% Senior Notes	600,000	600,000	600,000
2¼% Senior Notes	540,000	543,200	552,300
1.4% Senior Secured Notes	500,000	500,000	500,000
Finance leases	62,905	65,050	63,302
Total debt - principal	3,892,340	4,171,250	3,439,835
Less unamortized debt issuance costs and debt discount	11,985	16,109	13,069
Total debt	3,880,355	4,155,141	3,426,766
Less current portion	1,345,851	784,795	880,315
	$2,534,504	$3,370,346	$2,546,451

At March 31, 2024, the current portion of long-term debt consisted of $702.0 million of 3¼% Senior Notes due 2025, $580.0 million of U.S. revolving loans under our amended and restated senior secured credit facility, as amended, or the Credit Agreement, $36.3 million of other foreign bank revolving and term loans and $27.6 million of finance leases.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2024 and 2023 and for the
three months then ended is unaudited)

Note 7.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at March 31, 2024:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$308,641	$308,641

Liabilities:
Bank debt	$1,487,435	$1,487,435
3¼% Senior Notes	702,000	695,415
4⅛% Senior Notes	599,469	567,708
2¼% Senior Notes	540,000	493,063
1.4% Senior Secured Notes	499,889	457,980

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at March 31, 2024 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

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
(Information at March 31, 2024 and 2023 and for the
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

Interest Rate Swap Agreements

In March 2023, we entered into four U.S. dollar interest rate swap agreements, each for $75.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations. These agreements have a fixed rate ranging from 3.889 percent to 3.905 percent, mature on April 3, 2026, and were entered into with financial institutions which are expected to fully perform under the terms thereof. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three months ended March 31, 2024. The total fair value of our interest rate swaps agreements in effect at March 31, 2024 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three months ended March 31, 2024. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at March 31, 2024 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize our foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼% Senior Notes which are Euro denominated. Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three months ended March 31, 2024 were $11.6 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2024 and 2023 and for the
three months then ended is unaudited)

Note 8.               Commitments and Contingencies

We are a party to other legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

Note 9.               Supply Chain Finance Program

We have a supply chain finance (“SCF”) program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. Once a qualifying supplier elects to participate in this SCF program, all of our payments to the participating supplier are paid to such financial institution in this SCF program on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to such financial institution. We may terminate our agreement with the financial institution upon at least 30 days’ notice, and the financial institution may terminate our agreement upon at least 10 days’ notice. Additionally, suppliers who elect to participate in this SCF program may terminate their participation upon at least 30 days’ notice. The suppliers' invoices sold under this SCF program can be outstanding up to 210 days from the invoice date. Suppliers’ invoices included in this SCF program were $252.6 million, $318.4 million and $330.2 million at March 31, 2024 and 2023 and December 31, 2023, respectively, and were included in accounts payable in our Condensed Consolidated Balance Sheets.

Note 10.               Retirement Benefits

The components of the net periodic pension benefit cost for the three months ended March 31 were as follows:

	2024	2023
	(Dollars in thousands)
Service cost	$2,165	$2,229
Interest cost	8,413	8,709
Expected return on plan assets	(10,771)	(10,189)
Amortization of prior service cost	23	28
Amortization of actuarial losses	1,852	2,945
Net periodic benefit cost	$1,682	$3,722

The components of the net periodic other postretirement benefit cost (credit) for the three months ended March 31 were as follows:

	2024	2023
	(Dollars in thousands)
Service cost	$7	$14
Interest cost	165	189
Amortization of prior service credit	(5)	(235)
Amortization of actuarial gains	(84)	(161)
Net periodic benefit cost (credit)	$83	$(193)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2024 and 2023 and for the
three months then ended is unaudited)

Note 11.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, has completed its review of the 2022 tax year with no change to our filed federal income tax return. We have been accepted into the Compliance Assurance Program for the 2023 and 2024 tax years which provides for the review by the IRS of tax matters relating to our tax return prior to filing.

Note 12.               Treasury Stock

On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026. We did not repurchase any shares of our common stock pursuant to this authorization during the three months ended March 31, 2024. At March 31, 2024, we had approximately $93.3 million remaining under this authorization for the repurchase of our common stock.

During the first three months of 2024, we issued 449,998 treasury shares which had an average cost of $3.19 per share for restricted stock units that vested during the period that had been previously issued under our stock-based compensation plans. In accordance with the applicable agreements for such restricted stock units, we repurchased 174,819 shares of our common stock at an average cost of $43.91 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method. As of March 31, 2024, 68,337,362 shares of our common stock were held in treasury.

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued restricted stock units to our officers, other key employees and outside directors. During the first three months of 2024, 460,600 restricted stock units were granted to certain of our officers and other key employees. The fair value of these restricted stock units at the grant date was $20.2 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2024 and 2023 and for the
three months then ended is unaudited)

Note 14.             Segment Information

We evaluate performance of our business segments and allocate resources based on the adjusted EBIT of our business segments. Adjusted EBIT is not a defined term under GAAP. We define adjusted EBIT as income before interest and income taxes excluding acquired intangible asset amortization expense, other pension (income) expense for U.S. pension plans and rationalization charges. Adjusted EBIT should not be considered in isolation or as a substitute for income before interest and income taxes or any other financial data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

Reportable segment information for the three months ended March 31 was as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
Three months ended March 31, 2024
Net sales	$535,920	$617,129	$163,989	$—	$1,317,038
Income before interest and income taxes	59,760	41,665	17,786	(7,492)	111,719
Adjusted EBIT	77,850	44,954	20,168	(7,492)	135,480
Depreciation	25,151	18,913	9,064	21	53,149

Three months ended March 31, 2023
Net sales	$579,932	$670,096	$168,253	$—	$1,418,281
Income before interest and income taxes	70,946	47,797	18,451	(5,966)	131,228
Adjusted EBIT	82,936	52,400	20,034	(5,966)	149,404
Depreciation	24,759	17,988	8,835	40	51,622

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2024 and 2023 and for the
three months then ended is unaudited)

Total adjusted EBIT is reconciled to income before income taxes for the three months ended March 31 as follows:

	2024	2023
	(Dollars in thousands)
Total adjusted EBIT	$135,480	$149,404
Less:
Acquired intangible asset amortization expense	13,281	13,221
Other pension (income) expense for U.S. pension plans	(1,211)	834
Rationalization charges	11,691	4,121
Income before interest and income taxes	111,719	131,228
Less interest and other debt expense	38,647	36,766
Income before income taxes	$73,072	$94,462

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934, as amended.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31 :

	2024	2023
Net sales
Dispensing and Specialty Closures	40.7%	40.9%
Metal Containers	46.9	47.2
Custom Containers	12.4	11.9
Consolidated	100.0	100.0
Cost of goods sold	83.0	83.2
Gross profit	17.0	16.8
Selling, general and administrative expenses	7.6	7.1
Rationalization charges	0.9	0.3
Other pension and postretirement expense (income)	—	0.1
Income before interest and income taxes	8.5	9.3
Interest and other debt expense	2.9	2.6
Income before income taxes	5.6	6.7
Provision for income taxes	1.4	1.6
Net income	4.2%	5.1%

Summary unaudited results of operations for the three months ended March 31 are provided below.

	2024	2023
	(dollars in millions)
Net sales
Dispensing and Specialty Closures	$535.9	$579.9
Metal Containers	617.1	670.1
Custom Containers	164.0	168.3
Consolidated	$1,317.0	$1,418.3

Income before interest and income taxes
Dispensing and Specialty Closures	$59.7	$70.9
Metal Containers	41.7	47.8
Custom Containers	17.8	18.5
Corporate	(7.5)	(6.0)
Consolidated	$111.7	$131.2

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Net Sales.  In the first quarter of 2024, consolidated net sales were $1.32 billion, a decrease of $101.3 million, or 7.1 percent, as compared to the first quarter of 2023 primarily due to lower volumes across all segments, the unfavorable impact from the pass through of lower raw material costs in the metal containers segment and a less favorable mix of products sold in the dispensing and specialty closures segment. These decreases were partially offset by a more favorable mix of products sold in the metal containers segment and the impact from favorable foreign currency translation.

Gross Profit.  Gross profit margin increased 0.2 percentage points to 17.0 percent in the first quarter of 2024 as compared to the same period in 2023 primarily for the reasons discussed below in "Income before Interest and Income Taxes."

Selling, General and Administrative Expenses.  In the first quarter of 2024, selling, general and administrative expenses as a percentage of consolidated net sales increased to 7.6 percent as compared to 7.1 percent in the first quarter of 2023. For the first quarter of 2024, selling, general and administrative expenses decreased $0.9 million to $100.5 million as compared to the first quarter of 2023.

Income before Interest and Income Taxes.  In the first quarter of 2024, income before interest and income taxes decreased by $19.5 million to $111.7 million as compared to $131.2 million in the first quarter of 2023, and margins decreased to 8.5 percent from 9.3 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of lower volumes across all segments, the unfavorable impact of selling higher cost metal inventory from the prior year due to lower metal costs in 2024, higher rationalization charges and a more favorable mix of products sold in the custom containers segment, partially offset by improved operating and cost performance in all segments. Rationalization charges were $11.7 million and $4.1 million in the first quarters of 2024 and 2023, respectively.

Interest and Other Debt Expense. In the first quarter of 2024, interest and other debt expense increased $1.8 million to $38.6 million as compared to $36.8 million in the first quarter of 2023. This increase was primarily due to higher weighted average interest rates.

Provision for Income Taxes. For the first quarters of 2024 and 2023, the effective tax rates were 24.5 percent and 23.8 percent, respectively.

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

Adjusted EBIT, a non-GAAP financial measure, means income before interest and income taxes excluding, as applicable, acquired intangible asset amortization expense, other pension (income) expense for U.S. pension plans and rationalization charges. Adjusted EBIT margin, a non-GAAP financial measure, means adjusted EBIT divided by segment net sales.

Acquired intangible asset amortization expense is a non-cash expense related to acquired operations that management believes is not indicative of the on-going performance of the acquired operations. Since the Company’s U.S. pension plans are significantly over funded and have no required cash contributions for the foreseeable future based on current regulations, management views other pension (income) expense from the Company’s U.S. pension plans, which excludes service costs, as not reflective of the operational performance of the Company or its segments. While rationalization costs are incurred on a regular basis, management views these costs more as an investment to generate savings rather than period costs.

A reconciliation of such non-GAAP financial measures for the three months ended March 31 is provided below:

	2024	2023
	(Dollars in millions)
Dispensing and Specialty Closures
Income before interest and income taxes (EBIT)	$59.7	$70.9
Acquired intangible asset amortization expense	11.9	11.8
Other pension (income) expense for U.S. pension plans	(0.3)	0.1
Rationalization charges	6.5	0.1
Adjusted EBIT	$77.8	$82.9

Metal Containers
Income before interest and income taxes (EBIT)	$41.7	$47.8
Acquired intangible asset amortization expense	0.3	0.3
Other pension (income) expense for U.S. pension plans	(0.6)	0.4
Rationalization charges	3.6	3.9
Adjusted EBIT	$45.0	$52.4

Custom Containers
Income before interest and income taxes (EBIT)	$17.8	$18.5
Acquired intangible asset amortization expense	1.1	1.1
Other pension (income) expense for U.S. pension plans	(0.3)	0.4
Rationalization charges	1.6	0.1
Adjusted EBIT	$20.2	$20.1

Corporate
Loss before interest and income taxes (EBIT)	$(7.5)	$(6.0)
Adjusted EBIT	$(7.5)	$(6.0)

Total adjusted EBIT	$135.5	$149.4

Dispensing and Specialty Closures Segment

	2024	2023
	(Dollars in millions)

Net sales	$535.9	$579.9
Income before interest and income taxes (EBIT)	59.7	70.9
Income before interest and income taxes margin (EBIT margin)	11.1%	12.2%
Adjusted EBIT	$77.8	$82.9
Adjusted EBIT margin	14.5%	14.3%

In the first quarter of 2024, net sales for the dispensing and specialty closures segment decreased $44.0 million, or 7.6 percent, as compared to the first quarter of 2023. This decrease was primarily the result of lower unit volumes of approximately seven percent and a less favorable mix of products sold, partially offset by the impact of favorable foreign currency translation of approximately $5 million. The decrease in unit volumes was principally the result of lower volumes for closures for food and beverage markets due to customer destocking priorities.

In the first quarter of 2024, adjusted EBIT of the dispensing and specialty closures segment decreased $5.1 million as compared to the first quarter of 2023, while adjusted EBIT margin increased to 14.5 percent from 14.3 percent over the same periods. The decrease in adjusted EBIT was primarily due to lower unit volumes and the unfavorable impact of selling higher cost inventory from the prior year in our European metal closures operations due to lower metal costs in 2024, partially offset by improved manufacturing productivity.

Metal Containers Segment

	2024	2023
	(Dollars in millions)

Net sales	$617.1	$670.1
Income before interest and income taxes (EBIT)	41.7	47.8
Income before interest and income taxes margin (EBIT margin)	6.8%	7.1%
Adjusted EBIT	$45.0	$52.4
Adjusted EBIT margin	7.3%	7.8%

In the first quarter of 2024, net sales for the metal containers segment decreased $53.0 million, or 7.9 percent, as compared to the first quarter of 2023. This decrease was primarily the result of lower unit volumes of approximately five percent and the pass through of lower raw material costs, partially offset by a more favorable mix of products sold and the impact of favorable foreign currency translation of approximately $2 million. The decrease in unit volumes was principally the result of customer destocking across several categories in the first quarter of 2024 as compared to very strong customer demand in the first quarter of 2023.

In the first quarter of 2024, adjusted EBIT of the metal containers segment decreased $7.4 million as compared to the first quarter of 2023, and adjusted EBIT margin decreased to 7.3 percent from 7.8 percent for the same periods. The decrease in adjusted EBIT was primarily due to the unfavorable impact of selling higher cost inventory from the prior year in our European operations due to lower metal costs in 2024 and lower unit volumes, partially offset by lower selling, general and administrative costs.

Custom Containers Segment

	2024	2023
	(Dollars in millions)

Net sales	$164.0	$168.3
Income before interest and income taxes (EBIT)	17.8	18.5
Income before interest and income taxes margin (EBIT margin)	10.9%	11.0%
Adjusted EBIT	$20.2	$20.1
Adjusted EBIT margin	12.3%	11.9%

In the first quarter of 2024, net sales for the custom containers segment decreased $4.3 million, or 2.6 percent, as compared to the first quarter of 2023. This decrease was principally due to lower volumes of approximately three percent primarily due to customer destocking during the quarter.

In the first quarter of 2024, adjusted EBIT of the custom containers segment increased $0.1 million as compared to the first quarter of 2023, and adjusted EBIT margin increased to 12.3 percent from 11.9 percent over the same periods. The increase in adjusted EBIT was primarily attributable to a more favorable mix of products sold, partially offset by lower volumes.

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

For the three months ended March 31, 2024, we used net borrowings of revolving loans of an aggregate of $582.4 million and cash and cash equivalents of $334.3 million to fund cash used in operations of $547.8 million, decreases in outstanding checks of $160.6 million, the repayment of long-term debt of $100.0 million, net capital expenditures and other investing activities of $72.5 million, dividends paid on our common stock of $21.1 million, repurchases of our common stock of $7.7 million, the repayment of principal amounts under finance leases of $0.3 million and the negative effect of exchange rate changes on cash and cash equivalents of $6.7 million.
For the three months ended March 31, 2023, we used net borrowings of revolving loans and proceeds from other foreign long-term debt of an aggregate of $757.2 million and cash and cash equivalents of $84.6 million (after the positive effect of exchange rate changes of $3.8 million) to fund cash used in operations of $631.8 million, net capital expenditures and other investing activities of $67.0 million, decreases in outstanding checks of $61.4 million, the repayment of long-term debt of $50.7 million, dividends paid on our common stock of $20.6 million, repurchases of our common stock of $13.4 million and the repayment of principal amounts under finance leases of $0.7 million.

At March 31, 2024, we had $580.0 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at March 31, 2024 was $899.4 million.

Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. Our peak seasonal working capital requirements have historically averaged approximately $375 million. We fund seasonal working capital requirements through revolving loans under the Credit Agreement, other foreign bank loans and cash on hand. We may use the available portion of revolving loans under the Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes including acquisitions, capital expenditures, dividends, stock repurchases and to refinance or repurchase other debt.

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

Supply Chain Finance Program

For our suppliers, we believe that we negotiate the best terms possible, including payment terms. In connection therewith, we initiated a SCF program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. A participating supplier negotiates its receivables sale arrangements directly with the financial institution under this SCF program. While we are not party to, and do not participate in the negotiation of, such arrangements, such financial institution allows a participating supplier to utilize our creditworthiness in establishing a credit spread in respect of the sale of its receivables from us as well as other applicable terms. This may provide a supplier with more favorable terms than it would be able to secure on its own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in this SCF program and reaches an agreement with the financial institution, the supplier independently elects which individual invoices to us that they sell to the financial institution. All of our payments to a participating supplier are paid to the financial institution on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to the financial institution. The financial institution then pays the supplier on the invoice due date under our agreement with such supplier for any invoices not previously sold by the supplier to the financial institution. Amounts due to a supplier that elects to participate in this SCF program are included in accounts payable in our Condensed Consolidated Balance Sheet, and the associated payments are reflected in net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. Separate from this SCF program, we and suppliers who participate in this SCF program generally maintain the contractual right to require the other party to negotiate in good faith the existing payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Outstanding trade accounts payables subject to this SCF program were approximately $252.6 million, $318.4 million and $330.2 million at March 31, 2024 and 2023 and December 31, 2023, respectively.

Guaranteed Securities

Each of the 3¼% Senior Notes, the 4⅛% Senior Notes, the 2¼% Senior Notes and the 1.4% Senior Secured Notes were issued by Silgan and are guaranteed by our U.S. subsidiaries that also guarantee our obligations under the Credit Agreement, collectively the Obligor Group.

The following summarized financial information relates to the Obligor Group as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in subsidiaries of Silgan that are not part of the Obligor Group of $1.6 billion as of March 31, 2024 and December 31, 2023 are not included in noncurrent assets in the table below.

	March 31, 2024	Dec. 31, 2023
	(Dollars in millions)

Current assets	$1,435.4	$1,403.5
Noncurrent assets	5,532.9	3,988.8
Current liabilities	1,965.5	1,967.8
Noncurrent liabilities	3,103.0	3,123.8

At March 31, 2024 and December 31, 2023, the Obligor Group held current receivables due from other subsidiary companies of $23.8 million and $35.6 million, respectively; long-term notes receivable due from other subsidiary companies of

$731.0 million and $748.8 million, respectively; and current payables due to other subsidiary companies of $10.9 million and $10.9 million, respectively.

Three months ended
March 31, 2024
(Dollars in millions)

Net sales	$948.7
Gross profit	136.1
Net income	33.9

For the three months ended March 31, 2024, net income in the table above excludes income from equity method investments of other subsidiary companies of $21.3 million. For the three months ended March 31, 2024, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $14.2 million; net credits from such other subsidiary companies of $6.7 million; and net interest income from such other subsidiary companies of $9.5 million. For the three months ended March 31, 2024, the Obligor Group did not receive dividends from other subsidiary companies.

Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $11.8 million and $5.1 million for the three months ended March 31, 2024 and 2023, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $8.1 million and $14.3 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.8 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million annually through 2040.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2024 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Since such filing, other than the changes discussed in Note 7 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2024 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

22
Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 filed with our Annual Report on Form 10-K for the year ended December 31, 2023, Commission File No. 001-41459).

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

SILGAN HOLDINGS INC.

Dated: May 8, 2024	/s/ Kimberly I. Ulmer
Kimberly I. Ulmer
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)