Form 10-Q
period 2024-06-30
SILGAN HOLDINGS INC
filed 2024-08-08
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 31, 2024, the number of shares outstanding of the Registrant’s common stock was 106,779,356.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2024	June 30, 2023	Dec. 31, 2023
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$302,795	$236,606	$642,923
Trade accounts receivable, net	1,056,785	1,067,550	599,524
Inventories	1,005,589	1,251,544	940,808
Prepaid expenses and other current assets	173,464	142,757	165,727
Total current assets	2,538,633	2,698,457	2,348,982

Property, plant and equipment, net	1,933,591	1,934,187	1,961,585
Goodwill	1,987,284	2,007,388	2,018,241
Other intangible assets, net	685,043	745,275	721,023
Other assets, net	548,686	528,414	561,405
	$7,693,237	$7,913,721	$7,611,236

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$1,398,246	$811,387	$880,315
Trade accounts payable	658,118	751,758	1,075,913
Accrued payroll and related costs	100,663	94,961	97,886
Accrued liabilities	238,970	221,521	257,742
Total current liabilities	2,395,997	1,879,627	2,311,856

Long-term debt	2,530,718	3,351,176	2,546,451
Deferred income taxes	425,151	384,410	433,666
Other liabilities	407,681	427,372	429,905

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	360,344	345,442	353,848
Retained earnings	3,298,525	3,072,021	3,208,237
Accumulated other comprehensive loss	(297,530)	(279,554)	(251,361)
Treasury stock	(1,429,400)	(1,268,524)	(1,423,117)
Total stockholders’ equity	1,933,690	1,871,136	1,889,358
	$7,693,237	$7,913,721	$7,611,236

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2024 and 2023
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net sales	$1,381,365	$1,426,727	$2,698,403	$2,845,008
Cost of goods sold	1,125,361	1,176,601	2,218,920	2,356,917
Gross profit	256,004	250,126	479,483	488,091
Selling, general and administrative expenses	107,701	102,171	208,177	203,501
Rationalization charges	6,859	2,667	18,550	6,788
Other pension and postretirement (income) expense	(409)	1,295	(816)	2,581
Income before interest and income taxes	141,853	143,993	253,572	275,221
Interest and other debt expense	41,343	46,792	79,990	83,558
Income before income taxes	100,510	97,201	173,582	191,663
Provision for income taxes	24,413	18,311	42,321	40,744
Net income	$76,097	$78,890	$131,261	$150,919

Earnings per share:
Basic net income per share	$0.71	$0.72	$1.23	$1.37
Diluted net income per share	$0.71	$0.71	$1.23	$1.36

Weighted average number of shares:
Basic	106,835	110,129	106,740	110,211
Effect of dilutive securities	180	323	293	476
Diluted	107,015	110,452	107,033	110,687

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2024 and 2023
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net income	$76,097	$78,890	$131,261	$150,919
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	1,411	1,217	2,814	3,523
Change in fair value of derivatives	527	4,652	2,952	3,365
Foreign currency translation	(27,478)	39,147	(51,935)	58,868
Other comprehensive (loss) income	(25,540)	45,016	(46,169)	65,756
Comprehensive income	$50,557	$123,906	$85,092	$216,675

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2024 and 2023
(Dollars in thousands)
(Unaudited)

	2024	2023
Cash flows provided by (used in) operating activities:
Net income	$131,261	$150,919
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	131,932	131,448
Amortization of debt discount and debt issuance costs	2,695	2,674
Rationalization charges	18,550	6,788
Stock compensation expense	7,948	7,156
Other changes that provided (used) cash:
Trade accounts receivable, net	(474,482)	(397,413)
Inventories	(74,498)	(472,989)
Trade accounts payable	(227,429)	(143,180)
Accrued liabilities	(27,008)	(78,545)
Other, net	(15,882)	(18,606)
Net cash (used in) operating activities	(526,913)	(811,748)

Cash flows provided by (used in) investing activities:
Capital expenditures	(131,442)	(118,204)
Proceeds from asset sales	2,984	675
Other, net	50	564
Net cash (used in) investing activities	(128,408)	(116,965)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	739,385	998,167
Repayments under revolving loans	(75,408)	(243,040)
Repayment of principal amounts under finance leases	(25,267)	(1,514)
Proceeds from issuance of long-term debt	—	5,094
Repayments of long-term debt	(100,000)	(51,867)
Changes in outstanding checks - principally vendors	(160,576)	(61,433)
Dividends paid on common stock	(41,453)	(40,422)
Repurchase of common stock	(7,735)	(30,974)
Net cash provided by financing activities	328,946	574,011

Effect of exchange rate changes on cash and cash equivalents	(13,753)	5,686

Cash and cash equivalents:
Net (decrease)	(340,128)	(349,016)
Balance at beginning of year	642,923	585,622
Balance at end of period	$302,795	$236,606

Interest paid, net	$90,832	$80,623
Income taxes paid, net	43,618	84,884

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and six months ended June 30, 2024 and 2023
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Common stock - shares outstanding
Balance at beginning of period	106,775	110,252	106,500	110,079
Net issuance of treasury stock for vested restricted stock units	4	46	279	312
Repurchases of common stock	—	(352)	—	(445)
Balance at end of period	106,779	109,946	106,779	109,946

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751	$1,751

Paid-in capital
Balance at beginning of period	356,529	342,157	353,848	339,839
Stock compensation expense	3,833	3,475	7,948	7,156
Net issuance of treasury stock for vested restricted stock units	(18)	(190)	(1,452)	(1,553)
Balance at end of period	360,344	345,442	360,344	345,442

Retained earnings
Balance at beginning of period	3,242,914	3,013,104	3,208,237	2,961,079
Net income	76,097	78,890	131,261	150,919
Dividends declared on common stock	(20,486)	(19,973)	(40,973)	(39,977)
Balance at end of period	3,298,525	3,072,021	3,298,525	3,072,021

Accumulated other comprehensive loss
Balance at beginning of period	(271,990)	(324,570)	(251,361)	(345,310)
Other comprehensive (loss) income	(25,540)	45,016	(46,169)	65,756
Balance at end of period	(297,530)	(279,554)	(297,530)	(279,554)

Treasury stock
Balance at beginning of period	(1,429,358)	(1,251,152)	(1,423,117)	(1,239,103)
Net issuance of treasury stock for vested restricted stock units	(42)	(415)	(6,283)	(7,664)
Repurchases of common stock	—	(16,957)	—	(21,757)
Balance at end of period	(1,429,400)	(1,268,524)	(1,429,400)	(1,268,524)
Total stockholders’ equity	$1,933,690	$1,871,136	$1,933,690	$1,871,136

Dividends declared on common stock per share	$0.19	$0.18	$0.38	$0.36

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2024 and 2023 and for the
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

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Dollars in thousands)
Dispensing and Specialty Closures	$565,377	$560,096	$1,101,297	$1,140,028
Metal Containers	650,796	710,864	1,267,925	1,380,960
Custom Containers	165,192	155,767	329,181	324,020
	$1,381,365	$1,426,727	$2,698,403	$2,845,008

Revenues by geography were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Dollars in thousands)
North America	$1,034,401	$1,061,906	$2,016,364	$2,118,432
Europe and other	346,964	364,821	682,039	726,576
	$1,381,365	$1,426,727	$2,698,403	$2,845,008

Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $101.4 million, $109.7 million, and $100.0 million as of June 30, 2024 and 2023 and December 31, 2023, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2024 and 2023 and for the
three and six months then ended is unaudited)

Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Dollars in thousands)
Dispensing and Specialty Closures	$3,191	$1,214	$9,748	$1,328
Metal Containers	2,493	1,453	6,077	5,356
Custom Containers	1,175	—	2,725	104
	$6,859	$2,667	$18,550	$6,788

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance at December 31, 2023	$33,555	$465	$—	$34,020
Charged to expense	5,580	11,397	1,573	18,550
Utilized and currency translation	(9,397)	(11,697)	(1,573)	(22,667)
Balance at June 30, 2024	$29,738	$165	$—	$29,903

Rationalization reserves as of June 30, 2024 were recorded in our Condensed Consolidated Balance Sheet as accrued liabilities of $3.8 million and other liabilities of $26.1 million. Excluding the impact of our withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $5.1 million and $7.9 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.8 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million annually through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2024 and 2023 and for the
three and six months then ended is unaudited)

Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2023	$(133,523)	$(216)	$(117,622)	$(251,361)
Other comprehensive loss before reclassifications	—	1,952	(51,935)	(49,983)
Amounts reclassified from accumulated other comprehensive loss	2,814	1,000	—	3,814
Other comprehensive loss	2,814	2,952	(51,935)	(46,169)
Balance at June 30, 2024	$(130,709)	$2,736	$(169,557)	$(297,530)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and six months ended June 30, 2024 were net (losses) of $(1.8) million and $(3.6) million, respectively, excluding income tax benefits of $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2024, these net (losses) consisted primarily of amortization of net actuarial (losses) of $(1.8) million and $(3.6) million, respectively. Amortization of net actuarial losses and net prior service cost was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2024 were not significant.

Other comprehensive loss before reclassifications related to foreign currency translation for the three and six months ended June 30, 2024 consisted of (i) foreign currency (losses) related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $(30.3) million and $(63.7) million, respectively, and (ii) foreign currency gains related to our net investment hedges of $3.9 million and $15.5 million, respectively, excluding income tax (provisions) of $(1.0) million and $(3.7) million, respectively. See Note 7 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2024 and 2023 and for the
three and six months then ended is unaudited)

Note 5.               Inventories

Inventories consisted of the following:

	June 30, 2024	June 30, 2023	Dec. 31, 2023
	(Dollars in thousands)
Raw materials	$408,681	$524,993	$465,375
Work-in-process	190,661	238,546	219,462
Finished goods	706,234	815,884	556,737
Other	17,395	16,433	16,616
	1,322,971	1,595,856	1,258,190
Adjustment to value inventory at cost on the LIFO method	(317,382)	(344,312)	(317,382)
	$1,005,589	$1,251,544	$940,808

Note 6.               Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2024	June 30, 2023	Dec. 31, 2023
	(Dollars in thousands)
Bank debt
Bank revolving loans	$665,000	$738,000	$—
U.S. term loans	850,000	950,000	950,000
Other foreign bank revolving and term loans	54,277	71,016	56,243
Total bank debt	1,569,277	1,759,016	1,006,243
3¼% Senior Notes	696,605	709,150	717,990
4⅛% Senior Notes	600,000	600,000	600,000
2¼% Senior Notes	535,850	545,500	552,300
1.4% Senior Secured Notes	500,000	500,000	500,000
Finance leases	38,134	64,225	63,302
Total debt - principal	3,939,866	4,177,891	3,439,835
Less unamortized debt issuance costs and debt discount	10,902	15,328	13,069
Total debt	3,928,964	4,162,563	3,426,766
Less current portion	1,398,246	811,387	880,315
	$2,530,718	$3,351,176	$2,546,451

At June 30, 2024, the current portion of long-term debt consisted of $696.6 million of 3¼% Senior Notes due 2025, $665.0 million of U.S. revolving loans under our amended and restated senior secured credit facility, as amended, or the Credit Agreement, $33.5 million of other foreign bank revolving and term loans and $3.1 million of finance leases.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2024 and 2023 and for the
three and six months then ended is unaudited)

Note 7.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at June 30, 2024:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$302,795	$302,795

Liabilities:
Bank debt	$1,569,277	$1,569,277
3¼% Senior Notes	696,605	690,482
4⅛% Senior Notes	599,500	566,964
2¼% Senior Notes	535,850	490,104
1.4% Senior Secured Notes	499,903	463,610

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at June 30, 2024 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

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
(Information at June 30, 2024 and 2023 and for the
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

Interest Rate Swap Agreements

In March 2023, we entered into four U.S. dollar interest rate swap agreements, each for $75.0 million notional principal amount, to manage a portion of our exposure to interest rate fluctuations. These agreements have a fixed rate ranging from 3.889 percent to 3.905 percent, mature on April 3, 2026, and were entered into with financial institutions which are expected to fully perform under the terms thereof. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three and six months ended June 30, 2024. The total fair value of our interest rate swaps agreements in effect at June 30, 2024 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three and six months ended June 30, 2024. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at June 30, 2024 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize our foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼% Senior Notes which are Euro denominated. Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2024 were $3.9 million and $15.5 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2024 and 2023 and for the
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

Note 9.               Supply Chain Finance Program

We have a supply chain finance (“SCF”) program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. Once a qualifying supplier elects to participate in this SCF program, all of our payments to the participating supplier are paid to such financial institution in this SCF program on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to such financial institution. We may terminate our agreement with the financial institution upon at least 30 days’ notice, and the financial institution may terminate our agreement upon at least 10 days’ notice. Additionally, suppliers who elect to participate in this SCF program may terminate their participation upon at least 30 days’ notice. The suppliers' invoices sold under this SCF program can be outstanding up to 210 days from the invoice date. Suppliers’ invoices included in this SCF program were $251.0 million, $321.9 million and $330.2 million at June 30, 2024 and 2023 and December 31, 2023, respectively, and were included in accounts payable in our Condensed Consolidated Balance Sheets.

Note 10.               Retirement Benefits

The components of the net periodic pension benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Dollars in thousands)
Service cost	$2,164	$2,234	$4,329	$4,463
Interest cost	8,408	8,724	16,821	17,433
Expected return on plan assets	(10,771)	(10,187)	(21,542)	(20,376)
Amortization of prior service cost	23	25	46	53
Amortization of actuarial losses	1,853	2,939	3,705	5,884
Net periodic benefit cost	$1,677	$3,735	$3,359	$7,457

The components of the net periodic other postretirement benefit cost (credit) were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Dollars in thousands)
Service cost	$7	$12	$14	$26
Interest cost	167	189	332	378
Amortization of prior service credit	(5)	(233)	(10)	(468)
Amortization of actuarial gains	(84)	(162)	(168)	(323)
Net periodic benefit cost (credit)	$85	$(194)	$168	$(387)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2024 and 2023 and for the
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

Note 12.               Treasury Stock

On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026. We did not repurchase any shares of our common stock pursuant to this authorization during the six months ended June 30, 2024. At June 30, 2024, we had approximately $93.3 million remaining under this authorization for the repurchase of our common stock.

During the first six months of 2024, we issued 455,494 treasury shares which had an average cost of $3.19 per share for restricted stock units that vested during the period that had been previously issued under our stock-based compensation plans. In accordance with the applicable agreements for such restricted stock units, we repurchased 176,093 shares of our common stock at an average cost of $43.92 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method. As of June 30, 2024, 68,333,140 shares of our common stock were held in treasury.

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued restricted stock units to our officers, other key employees and outside directors. During the first six months of 2024, 476,872 restricted stock units were granted to certain of our officers, other key employees and outside directors. The fair value of these restricted stock units at the grant date was $21.0 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2024 and 2023 and for the
three and six months then ended is unaudited)

Note 14.             Segment Information

We evaluate performance of our business segments and allocate resources based on the adjusted EBIT of our business segments. Adjusted EBIT is not a defined term under GAAP. We define adjusted EBIT as income before interest and income taxes excluding acquired intangible asset amortization expense, other pension (income) expense for U.S. pension plans, rationalization charges and costs attributed to announced acquisitions. Adjusted EBIT should not be considered in isolation or as a substitute for income before interest and income taxes or any other financial data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

Reportable segment information was as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended June 30, 2024
Net sales	$565,377	$650,796	$165,192	$—	$1,381,365
Income before interest and income taxes	78,901	56,318	20,542	(13,908)	141,853
Adjusted EBIT	92,707	58,513	22,545	(8,401)	165,364
Depreciation	25,384	18,892	8,823	47	53,146

Three Months Ended June 30, 2023
Net sales	$560,096	$710,864	$155,767	$—	$1,426,727
Income before interest and income taxes	63,717	73,581	16,963	(10,268)	143,993
Adjusted EBIT	76,882	75,740	18,444	(10,268)	160,798
Depreciation	25,756	18,528	8,999	18	53,301

Six Months Ended June 30, 2024
Net sales	$1,101,297	$1,267,925	$329,181	$—	$2,698,403
Income before interest and income taxes	138,661	97,983	38,328	(21,400)	253,572
Adjusted EBIT	170,557	103,467	42,713	(15,893)	300,844
Depreciation	50,535	37,805	17,887	68	106,295

Six Months Ended June 30, 2023
Net sales	$1,140,028	$1,380,960	$324,020	$—	$2,845,008
Income before interest and income taxes	134,663	121,378	35,414	(16,234)	275,221
Adjusted EBIT	159,818	128,140	38,478	(16,234)	310,202
Depreciation	50,515	36,516	17,834	58	104,923

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2024 and 2023 and for the
three and six months then ended is unaudited)

Total adjusted EBIT is reconciled to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Dollars in thousands)
Total adjusted EBIT	$165,364	$160,798	$300,844	$310,202
Less:
Acquired intangible asset amortization expense	12,356	13,304	25,637	26,525
Other pension (income) expense for U.S. pension plans	(1,211)	834	(2,422)	1,668
Rationalization charges	6,859	2,667	18,550	6,788
Costs attributed to announced acquisitions	5,507	—	5,507	—
Income before interest and income taxes	141,853	143,993	253,572	275,221
Less interest and other debt expense	41,343	46,792	79,990	83,558
Income before income taxes	$100,510	$97,201	$173,582	$191,663

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

Note 15.             Subsequent Event

On July 24, 2024, the Company announced it entered into a sale and purchase agreement to acquire Weener Plastics Holding B.V., or Weener, a leading producer of differentiated dispensing solutions for personal care, food and healthcare products, for an enterprise value of €838 million. Weener operates a global network of 19 facilities predominantly in Europe and the Americas, with approximately 4,000 employees and proprietary manufacturing technologies including significant clean room capabilities. For the year ended December 31, 2023, Weener generated sales of approximately $471 million. This proposed acquisition is expected to close in the fourth quarter of 2024 and is subject to applicable regulatory approvals and certain other customary conditions. The purchase price for this proposed acquisition is subject to certain adjustments set forth in the sale and purchase agreement. The Company expects to fund the purchase price for this proposed acquisition with a combination of cash on hand and borrowings under the Credit Agreement.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales
Dispensing and Specialty Closures	40.9%	39.3%	40.8%	40.1%
Metal Containers	47.1	49.8	47.0	48.5
Custom Containers	12.0	10.9	12.2	11.4
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	81.5	82.5	82.2	82.8
Gross profit	18.5	17.5	17.8	17.2
Selling, general and administrative expenses	7.8	7.1	7.7	7.2
Rationalization charges	0.4	0.2	0.7	0.2
Other pension and postretirement expense (income)	—	0.1	—	0.1
Income before interest and income taxes	10.3	10.1	9.4	9.7
Interest and other debt expense	3.0	3.3	2.9	3.0
Income before income taxes	7.3	6.8	6.5	6.7
Provision for income taxes	1.8	1.3	1.6	1.4
Net income	5.5%	5.5%	4.9%	5.3%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(dollars in millions)
Net sales
Dispensing and Specialty Closures	$565.4	$560.1	$1,101.3	$1,140.0
Metal Containers	650.8	710.8	1,267.9	1,381.0
Custom Containers	165.2	155.8	329.2	324.0
Consolidated	$1,381.4	$1,426.7	$2,698.4	$2,845.0

Income before interest and income taxes
Dispensing and Specialty Closures	$78.9	$63.7	$138.7	$134.7
Metal Containers	56.3	73.6	98.0	121.4
Custom Containers	20.5	17.0	38.3	35.4
Corporate	(13.9)	(10.3)	(21.4)	(16.3)
Consolidated	$141.8	$144.0	$253.6	$275.2

Net Sales.  In the second quarter of 2024, consolidated net sales were $1.38 billion, a decrease of $45.3 million, or 3.2 percent, as compared to the second quarter of 2023 primarily due to the unfavorable impact from the pass through of lower raw material costs in the dispensing and specialty closures and metal containers segments, a less favorable mix of products sold in the custom containers segment and the impact from unfavorable foreign currency translation. These decreases were partially offset by higher volumes across all segments, a more favorable mix of products sold in the dispensing and specialty closures segment and the pass through of higher raw material costs in the custom containers segment.

In the first six months of 2024, consolidated net sales were $2.7 billion, a decrease of $146.6 million, or 5.2 percent, as compared to the first six months of 2023 primarily due to the unfavorable impact from the pass through of lower raw material costs in the dispensing and specialty closures and metal containers segments, lower volumes in the dispensing and specialty closures and metal containers segments and a less favorable mix of products sold in the custom containers segment. These decreases were partially offset by a more favorable mix of products sold in the dispensing and specialty closures and metal containers segments, higher volumes and the pass through of higher raw material costs in the custom containers segment and the impact from favorable foreign currency translation.

Gross Profit.  Gross profit margin increased 1.0 percentage points to 18.5 percent in the second quarter of 2024 and increased 0.6 percentage points to 17.8 percent in the first six months of 2024 as compared to the same periods in 2023 primarily for the reasons discussed below in "Income before Interest and Income Taxes."

Selling, General and Administrative Expenses.  In the second quarter of 2024, selling, general and administrative expenses as a percentage of consolidated net sales increased to 7.8 percent as compared to 7.1 percent in the second quarter of 2023. For the second quarter of 2024, selling, general and administrative expenses increased $5.5 million to $107.7 million as compared to the second quarter of 2023. In the first six months of 2024, selling, general and administrative expenses as a percentage of consolidated net sales increased to 7.7 percent as compared to 7.2 percent in the first six months of 2023. In the first six months of 2024, selling, general and administrative expenses increased $4.7 million to $208.2 million as compared to the first six months of 2023. The increase in selling, general and administrative expenses for each of the second quarter and the first six months of 2024 was primarily due to $5.5 million of costs attributed to announced acquisitions in the second quarter of 2024, partially offset by the write-off in the prior year period of a tax indemnity from a historical acquisition.

Income before Interest and Income Taxes.  In the second quarter of 2024, income before interest and income taxes decreased by $2.1 million to $141.9 million as compared to $144.0 million in the second quarter of 2023, while margins increased to 10.3 percent from 10.1 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of the unfavorable impact of lower fixed cost absorption in the metal containers segment as a result of a significantly lower inventory build due to a reduction in pack plans of a large fruit and vegetable customer to reduce its working capital, higher selling, general and administrative costs and higher rationalization charges, partially offset by improved manufacturing productivity and cost performance in the dispensing and specialty closures segment, higher volumes across all segments and a more favorable mix of products sold in the dispensing and specialty closures segment. Rationalization charges were $6.9 million and $2.7 million in the second quarters of 2024 and 2023, respectively.

In the first six months of 2024, income before interest and income taxes decreased by $21.6 million to $253.6 million as compared to $275.2 million in the second quarter of 2023, and margins decreased to 9.4 percent from 9.7 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of the unfavorable impact of lower fixed cost absorption in the metal containers segment as a result of a significantly lower inventory build due to a reduction in pack plans of a large fruit and vegetable customer to reduce its working capital, the unfavorable impact in the metal containers segment of selling higher cost metal inventory from the prior year due to lower metal costs in 2024, lower volumes in the dispensing and specialty closures and metal containers segments, higher rationalization charges and higher selling, general and administrative costs, partially offset by improved manufacturing productivity and cost performance in the dispensing and specialty closures segment, a more favorable mix of products sold in the dispensing and specialty closures and metal containers segments and higher volumes in the custom containers segment. Rationalization charges were $18.6 million and $6.8 million in the first six months of 2024 and 2023, respectively.

Interest and Other Debt Expense. In the second quarter of 2024, interest and other debt expense decreased $5.5 million to $41.3 million as compared to $46.8 million in the second quarter of 2023. In the first six months of 2024, interest and other debt expense decreased $3.6 million to $80.0 million as compared to $83.6 million in the first six months of 2023. These decreases were primarily due to the write-off in the prior year periods of $3.5 million of accrued interest income associated with a historical acquisition tax indemnity and lower average borrowings in the current year periods, partially offset by the impact of higher weighted average interest rates.

Provision for Income Taxes. For the second quarters of 2024 and 2023, the effective tax rates were 24.3 percent and 18.8 percent, respectively. For the first six months of 2024 and 2023, the effective tax rates were 24.4 percent and 21.3 percent, respectively. The effective tax rates in the second quarter and the first six months of 2023 were favorably impacted by the reversal of tax reserves associated with a historical acquisition indemnity which unfavorably impacted corporate and interest expense in both periods.

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

Adjusted EBIT, a non-GAAP financial measure, means income before interest and income taxes excluding, as applicable, acquired intangible asset amortization expense, other pension (income) expense for U.S. pension plans, rationalization charges and costs attributed to announced acquisitions. Adjusted EBIT margin, a non-GAAP financial measure, means adjusted EBIT divided by segment net sales.

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

A reconciliation of such non-GAAP financial measures for the periods presented is provided below:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Dollars in millions)
Dispensing and Specialty Closures
Income before interest and income taxes (EBIT)	$78.9	$63.7	$138.7	$134.7
Acquired intangible asset amortization expense	10.9	11.8	22.6	23.6
Other pension (income) expense for U.S. pension plans	(0.3)	0.2	(0.5)	0.3
Rationalization charges	3.2	1.2	9.7	1.3
Adjusted EBIT	$92.7	$76.9	$170.5	$159.9

Metal Containers
Income before interest and income taxes (EBIT)	$56.3	$73.6	$98.0	$121.4
Acquired intangible asset amortization expense	0.3	0.3	0.7	0.6
Other pension (income) expense for U.S. pension plans	(0.6)	0.3	(1.3)	0.7
Rationalization charges	2.5	1.5	6.1	5.4
Adjusted EBIT	$58.5	$75.7	$103.5	$128.1

Custom Containers
Income before interest and income taxes (EBIT)	$20.5	$17.0	$38.3	$35.4
Acquired intangible asset amortization expense	1.1	1.2	2.3	2.3
Other pension (income) expense for U.S. pension plans	(0.3)	0.3	(0.6)	0.7
Rationalization charges	1.2	—	2.7	0.1
Adjusted EBIT	$22.5	$18.5	$42.7	$38.5

Corporate
Loss before interest and income taxes (EBIT)	$(13.9)	$(10.3)	$(21.4)	$(16.3)
Costs attributed to announced acquisitions	5.5	—	5.5	—
Adjusted EBIT	$(8.4)	$(10.3)	$(15.9)	$(16.3)

Total adjusted EBIT	$165.3	$160.8	$300.8	$310.2

Dispensing and Specialty Closures Segment

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Dollars in millions)

Net sales	$565.4	$560.1	$1,101.3	$1,140.0
Income before interest and income taxes (EBIT)	78.9	63.7	138.7	134.7
Income before interest and income taxes margin (EBIT margin)	14.0%	11.4%	12.6%	11.8%
Adjusted EBIT	$92.7	$76.9	$170.5	$159.9
Adjusted EBIT margin	16.4%	13.7%	15.5%	14.0%

In the second quarter of 2024, net sales for the dispensing and specialty closures segment increased $5.3 million, or 0.9 percent, as compared to the second quarter of 2023. This increase was primarily the result of higher unit volumes of approximately one percent and a more favorable mix of products sold, partially offset by the pass through of lower raw material costs and the impact of unfavorable foreign currency translation of approximately $4.0 million.

In the first six months of 2024, net sales for the dispensing and specialty closures segment decreased $38.7 million, or 3.4 percent, as compared to the first six months of 2023. This decrease was primarily the result of lower unit volumes of approximately three percent and the pass through of lower raw material costs, partially offset by the impact of favorable foreign currency translation of approximately $2.0 million and a more favorable mix of products sold. The decrease in unit volumes was principally the result of lower volumes for closures for food and beverage markets due to customer destocking priorities.

In the second quarter of 2024, adjusted EBIT of the dispensing and specialty closures segment increased $15.8 million as compared to the second quarter of 2023, and adjusted EBIT margin increased to 16.4 percent from 13.7 percent over the same periods. The increase in adjusted EBIT was primarily due to the unfavorable impact in the prior year period of higher costs related to labor challenges that limited output at a U.S. food and beverage closures facility, a more favorable mix of products sold, higher unit volumes and improved manufacturing productivity.

In the first six months of 2024, adjusted EBIT of the dispensing and specialty closures segment increased $10.6 million as compared to the first six months of 2023, and adjusted EBIT margin increased to 15.5 percent from 14.0 percent over the same periods. The increase in adjusted EBIT was primarily due to the unfavorable impact in the prior year period of higher costs related to labor challenges that limited output at a U.S. food and beverage closures facility, a more favorable mix of products sold and improved manufacturing productivity, partially offset by lower unit volumes.

Metal Containers Segment

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Dollars in millions)

Net sales	$650.8	$710.8	$1,267.9	$1,381.0
Income before interest and income taxes (EBIT)	56.3	73.6	98.0	121.4
Income before interest and income taxes margin (EBIT margin)	8.7%	10.4%	7.7%	8.8%
Adjusted EBIT	$58.5	$75.7	$103.5	$128.1
Adjusted EBIT margin	9.0%	10.6%	8.2%	9.3%

In the second quarter of 2024, net sales for the metal containers segment decreased $60.0 million, or 8.4 percent, as compared to the second quarter of 2023. This decrease was primarily the result of the contractual pass through of lower raw material costs as compared to the lagged contractual pass through of inflation in labor and other manufacturing costs in the prior year period, partially offset by higher unit volumes of approximately one percent.

In the first six months of 2024, net sales for the metal containers segment decreased $113.1 million, or 8.2 percent, as compared to the first six months of 2023. This decrease was primarily the result of the contractual pass through of lower raw material costs as compared to the lagged contractual pass through of inflation in labor and other manufacturing costs in the prior year period and lower unit volumes of approximately two percent, partially offset by a more favorable mix of products sold and the impact of favorable foreign currency translation of approximately $3.0 million. The decrease in unit volumes was principally the result of customer destocking across several categories in the first quarter of 2024 as compared to very strong customer demand in the first quarter of 2023.

In the second quarter of 2024, adjusted EBIT of the metal containers segment decreased $17.2 million as compared to the second quarter of 2023, and adjusted EBIT margin decreased to 9.0 percent from 10.6 percent for the same periods. The decrease in adjusted EBIT was primarily due to the unfavorable impact of lower fixed cost absorption as a result of a significantly lower inventory build due to the reduction in pack plans of a large fruit and vegetable customer to reduce its working capital, partially offset by higher unit volumes.

In the first six months of 2024, adjusted EBIT of the metal containers segment decreased $24.6 million as compared to the first six months of 2023, and adjusted EBIT margin decreased to 8.2 percent from 9.3 percent for the same periods. The decrease in adjusted EBIT was primarily due to the unfavorable impact of lower fixed cost absorption as a result of a significantly lower inventory build due to the reduction in pack plans of a large fruit and vegetable customer to reduce its working capital, the unfavorable impact of selling higher cost inventory from the prior year in our European operations due to lower metal costs in 2024, and lower unit volumes, partially offset a more favorable mix of products sold.

Custom Containers Segment

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Dollars in millions)

Net sales	$165.2	$155.8	$329.2	$324.0
Income before interest and income taxes (EBIT)	20.5	17.0	38.3	35.4
Income before interest and income taxes margin (EBIT margin)	12.4%	10.9%	11.6%	10.9%
Adjusted EBIT	$22.5	$18.5	$42.7	$38.5
Adjusted EBIT margin	13.6%	11.9%	13.0%	11.9%

In the second quarter of 2024, net sales for the custom containers segment increased $9.4 million, or 6.0 percent, as compared to the second quarter of 2023. This increase was principally due to higher volumes of approximately seven percent partly driven by earlier than expected commercialization of new business awards and the pass through of higher raw material costs, partially offset by a less favorable mix of products sold and the impact of unfavorable foreign currency translation of $1.0 million.

In the first six months of 2024, net sales for the custom containers segment increased $5.2 million, or 1.6 percent, as compared to the first six months of 2023. This increase was principally due to higher volumes of approximately two percent and the pass through of higher raw material costs, partially offset by a less favorable mix of products sold.

In the second quarter of 2024, adjusted EBIT of the custom containers segment increased $4.0 million as compared to the second quarter of 2023, and adjusted EBIT margin increased to 13.6 percent from 11.9 percent over the same periods. The increase in adjusted EBIT was primarily attributable to higher volumes.

In the first six months of 2024, adjusted EBIT of the custom containers segment increased $4.2 million as compared to the first six months of 2023, and adjusted EBIT margin increased to 13.0 percent from 11.9 percent over the same periods. The increase in adjusted EBIT was primarily attributable to higher volumes.

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

For the six months ended June 30, 2024, we used net borrowings of revolving loans of an aggregate of $664.0 million and cash and cash equivalents of $340.1 million to fund cash used in operations of $526.9 million, decreases in outstanding checks of $160.6 million, the repayment of long-term debt of $100.0 million, net capital expenditures and other investing activities of $128.4 million, dividends paid on our common stock of $41.5 million, the repayment of principal amounts under finance leases of $25.3 million, repurchases of our common stock of $7.7 million and the negative effect of exchange rate changes on cash and cash equivalents of $13.7 million.
For the six months ended June 30, 2023, we used net borrowings of revolving loans and proceeds from other foreign long-term debt of an aggregate of $760.2 million and cash and cash equivalents of $349.0 million (including the positive effect of exchange rate changes of $5.7 million) to fund cash used in operations of $811.7 million, net capital expenditures and other investing activities of $117.0 million, decreases in outstanding checks of $61.4 million, the repayment of long-term debt of $51.9 million, dividends paid on our common stock of $40.4 million, repurchases of our common stock of $31.0 million and the repayment of principal amounts under finance leases of $1.5 million.
At June 30, 2024, we had $665.0 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at June 30, 2024 was $814.5 million.

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

Supply Chain Finance Program

For our suppliers, we believe that we negotiate the best terms possible, including payment terms. In connection therewith, we initiated a SCF program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. A participating supplier negotiates its receivables sale arrangements directly with the financial institution under this SCF program. While we are not party to, and do not participate in the negotiation of, such arrangements, such financial institution allows a participating supplier to utilize our creditworthiness in establishing a credit spread in respect of the sale of its receivables from us as well as other applicable terms. This may provide a supplier with more favorable terms than it would be able to secure on its own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in this SCF program and reaches an agreement with the financial institution, the supplier independently elects which individual invoices to us that they sell to the financial institution. All of our payments to a participating supplier are paid to the financial institution on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to the financial institution. The financial institution then pays the supplier on the invoice due date under our agreement with such supplier for any invoices not previously sold by the supplier to the financial institution. Amounts due to a supplier that elects to participate in this SCF program are included in accounts payable in our Condensed Consolidated Balance Sheet, and the associated payments are reflected in net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. Separate from this SCF program, we and suppliers who participate in this SCF program generally maintain the contractual right to require the other party to negotiate in good faith the existing payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Outstanding trade accounts payables subject to this SCF program were approximately $251.0 million, $321.9 million and $330.2 million at June 30, 2024 and 2023 and December 31, 2023, respectively.

Guaranteed Securities

Each of the 3¼% Senior Notes, the 4⅛% Senior Notes, the 2¼% Senior Notes and the 1.4% Senior Secured Notes were issued by Silgan and are guaranteed by our U.S. subsidiaries that also guarantee our obligations under the Credit Agreement, collectively the Obligor Group.

The following summarized financial information relates to the Obligor Group as of June 30, 2024 and December 31, 2023 and for the six months ended June 30, 2024. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in subsidiaries of Silgan that are not part of the Obligor Group of $1.6 billion as of June 30, 2024 and December 31, 2023 are not included in noncurrent assets in the table below.

	June 30, 2024	Dec. 31, 2023
	(Dollars in millions)

Current assets	$1,571.0	$1,403.5
Noncurrent assets	3,921.6	3,988.8
Current liabilities	2,060.7	1,967.8
Noncurrent liabilities	3,087.6	3,123.8

At June 30, 2024 and December 31, 2023, the Obligor Group held current receivables due from other subsidiary companies of $33.4 million and $35.6 million, respectively; long-term notes receivable due from other subsidiary companies of $725.4 million and $748.8 million, respectively; and current payables due to other subsidiary companies of $16.2 million and $10.9 million, respectively.

Six Months Ended
June 30, 2024
(Dollars in millions)

Net sales	$1,949.3
Gross profit	290.3
Net income	79.2

For the six months ended June 30, 2024, net income in the table above excludes income from equity method investments of other subsidiary companies of $52.0 million. For the six months ended June 30, 2024, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $28.1 million; net credits from such other subsidiary companies of $13.6 million; and net interest income from such other subsidiary companies of $18.8 million. For the six months ended June 30, 2024, the Obligor Group did not receive dividends from other subsidiary companies.

Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $21.1 million and $8.9 million for the six months ended June 30, 2024 and 2023, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $5.1 million and $7.9 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.8 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million annually through 2040.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2024 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Since such filing, other than the changes discussed in Note 7 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2024 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

Part II.  Other Information

Item 6.  Exhibits

Exhibit Number	Description

*3.1	Amendment to the Amended and Restated Certificate of Incorporation of Silgan Holdings Inc., as amended, to permit an increase in the size of the Board of Directors for a period of time.

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

SILGAN HOLDINGS INC.

Dated: August 8, 2024	/s/ Kimberly I. Ulmer
Kimberly I. Ulmer
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)