Form 10-Q
period 2024-09-30
SILGAN HOLDINGS INC
filed 2024-11-07
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 31, 2024, the number of shares outstanding of the Registrant’s common stock was 106,794,650.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2024	Sept. 30, 2023	Dec. 31, 2023
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$368,507	$307,124	$642,923
Trade accounts receivable, net	1,210,331	1,295,882	599,524
Inventories	780,443	919,013	940,808
Prepaid expenses and other current assets	160,207	139,803	165,727
Total current assets	2,519,488	2,661,822	2,348,982

Property, plant and equipment, net	1,956,004	1,911,638	1,961,585
Goodwill	2,024,055	1,979,693	2,018,241
Other intangible assets, net	681,454	724,340	721,023
Other assets, net	566,365	534,814	561,405
	$7,747,366	$7,812,307	$7,611,236

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$1,254,391	$897,809	$880,315
Trade accounts payable	678,518	651,991	1,075,913
Accrued payroll and related costs	106,367	96,375	97,886
Accrued liabilities	266,486	269,386	257,742
Total current liabilities	2,305,762	1,915,561	2,311,856

Long-term debt	2,553,659	3,312,685	2,546,451
Deferred income taxes	420,921	380,250	433,666
Other liabilities	413,054	421,922	429,905

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	364,074	349,634	353,848
Retained earnings	3,378,093	3,163,161	3,208,237
Accumulated other comprehensive loss	(260,597)	(309,586)	(251,361)
Treasury stock	(1,429,351)	(1,423,071)	(1,423,117)
Total stockholders’ equity	2,053,970	1,781,889	1,889,358
	$7,747,366	$7,812,307	$7,611,236

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2024 and 2023
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023

Net sales	$1,745,124	$1,803,101	$4,443,527	$4,648,109
Cost of goods sold	1,451,831	1,517,183	3,670,751	3,874,100
Gross profit	293,293	285,918	772,776	774,009
Selling, general and administrative expenses	106,405	84,320	314,582	287,821
Rationalization charges	19,483	6,424	38,033	13,212
Other pension and postretirement expense (income)	118	1,083	(698)	3,664
Income before interest and income taxes	167,287	194,091	420,859	469,312
Interest and other debt expense	41,871	47,264	121,861	130,822
Income before income taxes	125,416	146,827	298,998	338,490
Provision for income taxes	25,363	36,210	67,684	76,954
Net income	$100,053	$110,617	$231,314	$261,536

Earnings per share:
Basic net income per share	$0.94	$1.02	$2.17	$2.39
Diluted net income per share	$0.93	$1.02	$2.16	$2.38

Weighted average number of shares:
Basic	106,847	108,421	106,776	109,583
Effect of dilutive securities	290	331	292	428
Diluted	107,137	108,752	107,068	110,011

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2024 and 2023
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023

Net income	$100,053	$110,617	$231,314	$261,536
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	1,719	1,995	4,533	5,518
Change in fair value of derivatives	(3,767)	1,865	(815)	5,230
Foreign currency translation	38,981	(33,892)	(12,954)	24,976
Other comprehensive income (loss)	36,933	(30,032)	(9,236)	35,724
Comprehensive income	$136,986	$80,585	$222,078	$297,260

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2024 and 2023
(Dollars in thousands)
(Unaudited)

	2024	2023
Cash flows provided by (used in) operating activities:
Net income	$231,314	$261,536
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	198,648	196,722
Amortization of debt discount and debt issuance costs	4,043	4,025
Rationalization charges	38,033	13,212
Stock compensation expense	11,727	11,348
Other changes that provided (used) cash:
Trade accounts receivable, net	(614,632)	(638,282)
Inventories	160,756	(152,891)
Trade accounts payable	(213,088)	(233,724)
Accrued liabilities	(6,978)	(31,055)
Other, net	(23,711)	(26,933)
Net cash (used in) operating activities	(213,888)	(596,042)

Cash flows provided by (used in) investing activities:
Capital expenditures	(192,035)	(173,453)
Proceeds from asset sales	3,221	1,628
Other, net	(293)	1,267
Net cash (used in) investing activities	(189,107)	(170,558)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	802,389	1,119,960
Repayments under revolving loans	(310,827)	(281,067)
Repayment of principal amounts under finance leases	(27,281)	(2,208)
Proceeds from issuance of long-term debt	—	8,649
Repayments of long-term debt	(100,000)	(52,650)
Changes in outstanding checks - principally vendors	(160,576)	(61,433)
Dividends paid on common stock	(61,754)	(59,712)
Repurchase of common stock	(7,735)	(183,939)
Net cash provided by financing activities	134,216	487,600

Effect of exchange rate changes on cash and cash equivalents	(5,637)	502

Cash and cash equivalents:
Net (decrease)	(274,416)	(278,498)
Balance at beginning of year	642,923	585,622
Balance at end of period	$368,507	$307,124

Interest paid, net	$133,411	$123,944
Income taxes paid, net	69,748	95,911

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and nine months ended September 30, 2024 and 2023
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023

Common stock - shares outstanding
Balance at beginning of period	106,779	109,946	106,500	110,079
Net issuance of treasury stock for vested restricted stock units	16	—	295	312
Repurchases of common stock	—	(3,448)	—	(3,893)
Balance at end of period	106,795	106,498	106,795	106,498

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751	$1,751

Paid-in capital
Balance at beginning of period	360,344	345,442	353,848	339,839
Stock compensation expense	3,779	4,192	11,727	11,348
Net issuance of treasury stock for vested restricted stock units	(49)	—	(1,501)	(1,553)
Balance at end of period	364,074	349,634	364,074	349,634

Retained earnings
Balance at beginning of period	3,298,525	3,072,021	3,208,237	2,961,079
Net income	100,053	110,617	231,314	261,536
Dividends declared on common stock	(20,485)	(19,477)	(61,458)	(59,454)
Balance at end of period	3,378,093	3,163,161	3,378,093	3,163,161

Accumulated other comprehensive loss
Balance at beginning of period	(297,530)	(279,554)	(251,361)	(345,310)
Other comprehensive income (loss)	36,933	(30,032)	(9,236)	35,724
Balance at end of period	(260,597)	(309,586)	(260,597)	(309,586)

Treasury stock
Balance at beginning of period	(1,429,400)	(1,268,524)	(1,423,117)	(1,239,103)
Net issuance of treasury stock for vested restricted stock units	49	—	(6,234)	(7,664)
Repurchases of common stock	—	(154,547)	—	(176,304)
Balance at end of period	(1,429,351)	(1,423,071)	(1,429,351)	(1,423,071)
Total stockholders’ equity	$2,053,970	$1,781,889	$2,053,970	$1,781,889

Dividends declared on common stock per share	$0.19	$0.18	$0.57	$0.54

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2024 and 2023 and for the
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

Goodwill and Other Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that our goodwill and other indefinite-lived intangible assets were not impaired in our annual 2024 assessment performed during the third quarter.

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
	(Dollars in thousands)
Dispensing and Specialty Closures	$563,669	$559,081	$1,664,966	$1,699,109
Metal Containers	1,022,605	1,094,609	2,290,530	2,475,569
Custom Containers	158,850	149,411	488,031	473,431
	$1,745,124	$1,803,101	$4,443,527	$4,648,109

Revenues by geography were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
	(Dollars in thousands)
North America	$1,368,104	$1,437,539	$3,384,468	$3,555,971
Europe and other	377,020	365,562	1,059,059	1,092,138
	$1,745,124	$1,803,101	$4,443,527	$4,648,109

Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $110.7 million, $104.2 million, and $100.0 million as of September 30, 2024 and 2023 and December 31, 2023, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2024 and 2023 and for the
three and nine months then ended is unaudited)

Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
	(Dollars in thousands)
Dispensing and Specialty Closures	$9,835	$3,836	$19,583	$5,164
Metal Containers	7,850	2,588	13,927	7,944
Custom Containers	1,798	—	4,523	104
	$19,483	$6,424	$38,033	$13,212

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Downs	Total
	(Dollars in thousands)
Balance at December 31, 2023	$33,555	$465	$—	$34,020
Charged to expense	6,723	19,942	11,368	38,033
Utilized and currency translation	(10,842)	(20,407)	(11,368)	(42,617)
Balance at September 30, 2024	$29,436	$—	$—	$29,436

Non-cash asset write-downs were the result of comparing the carrying value of certain facilities and production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (see Note 7 for information regarding a Level 3 fair value measurement).

Rationalization reserves as of September 30, 2024 were recorded in our Condensed Consolidated Balance Sheet as accrued liabilities of $3.6 million and other liabilities of $25.8 million. Excluding the impact of our withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $6.9 million and $9.5 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.8 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million annually through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2024 and 2023 and for the
three and nine months then ended is unaudited)

Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2023	$(133,523)	$(216)	$(117,622)	$(251,361)
Other comprehensive loss before reclassifications	—	837	(12,954)	(12,117)
Amounts reclassified from accumulated other comprehensive loss	4,533	(1,652)	—	2,881
Other comprehensive loss	4,533	(815)	(12,954)	(9,236)
Balance at September 30, 2024	$(128,990)	$(1,031)	$(130,576)	$(260,597)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and nine months ended September 30, 2024 were net (losses) of $(2.2) million and $(5.7) million, respectively, excluding income tax benefits of $0.4 million and $1.2 million, respectively. For the three and nine months ended September 30, 2024, these net (losses) consisted primarily of amortization of net actuarial (losses) of $(2.1) million and $(5.7) million, respectively. Amortization of net actuarial losses and net prior service cost was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2024 were not significant.

Other comprehensive loss before reclassifications related to foreign currency translation for the three and nine months ended September 30, 2024 consisted of (i) foreign currency gains (losses) related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $54.8 million and $(8.9) million, respectively, and (ii) foreign currency (losses) related to our net investment hedges of $(20.9) million and $(5.4) million, respectively, excluding income tax benefits of $5.0 million and $1.3 million, respectively. See Note 7 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2024 and 2023 and for the
three and nine months then ended is unaudited)

Note 5.               Inventories

Inventories consisted of the following:

	Sept. 30, 2024	Sept. 30, 2023	Dec. 31, 2023
	(Dollars in thousands)
Raw materials	$400,916	$460,137	$465,375
Work-in-process	192,986	220,164	219,462
Finished goods	486,641	565,790	556,737
Other	17,282	17,234	16,616
	1,097,825	1,263,325	1,258,190
Adjustment to value inventory at cost on the LIFO method	(317,382)	(344,312)	(317,382)
	$780,443	$919,013	$940,808

Note 6.               Long-Term Debt

Long-term debt consisted of the following:

	Sept. 30, 2024	Sept. 30, 2023	Dec. 31, 2023
	(Dollars in thousands)
Bank debt
Bank revolving loans	$505,000	$818,000	$—
U.S. term loans	850,000	950,000	950,000
Other foreign bank revolving and term loans	43,127	75,502	56,243
Total bank debt	1,398,127	1,843,502	1,006,243
3¼% Senior Notes	725,400	688,155	717,990
4⅛% Senior Notes	600,000	600,000	600,000
2¼% Senior Notes	558,000	529,350	552,300
1.4% Senior Secured Notes	500,000	500,000	500,000
Finance leases	36,342	63,663	63,302
Total debt - principal	3,817,869	4,224,670	3,439,835
Less unamortized debt issuance costs and debt discount	9,819	14,176	13,069
Total debt	3,808,050	4,210,494	3,426,766
Less current portion	1,254,391	897,809	880,315
	$2,553,659	$3,312,685	$2,546,451

At September 30, 2024, the current portion of long-term debt consisted of $725.4 million of 3¼% Senior Notes due 2025, or the 3¼% Senior Notes, $505.0 million of U.S. revolving loans under our amended and restated senior secured credit facility, as amended, or the Credit Agreement, $22.3 million of other foreign bank revolving and term loans and $1.7 million of finance leases. See Note 15 for further information.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2024 and 2023 and for the
three and nine months then ended is unaudited)

Note 7.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at September 30, 2024:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$368,507	$368,507

Liabilities:
Bank debt	$1,398,127	$1,398,127
3¼% Senior Notes	725,400	723,949
4⅛% Senior Notes	599,532	585,354
2¼% Senior Notes	558,000	524,609
1.4% Senior Secured Notes	499,916	474,235

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at September 30, 2024 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

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
(Information at September 30, 2024 and 2023 and for the
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

Interest Rate Swap Agreements

In March 2023, we entered into $300 million aggregate notional principal amount of U.S. dollar interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations. These agreements have a weighted average fixed rate of 3.90 percent, mature in April 2026 and were entered into with financial institutions which are expected to fully perform under the terms thereof. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three and nine months ended September 30, 2024. The total fair value of our interest rate swaps agreements in effect at September 30, 2024 was not significant. See Note 15 for further information.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three and nine months ended September 30, 2024. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at September 30, 2024 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize our foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the 3¼% Senior Notes which are Euro denominated. Foreign currency (losses) related to our net investment hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2024 were $(20.9) million and $(5.4) million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2024 and 2023 and for the
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

Note 9.               Supply Chain Finance Program

We have a supply chain finance (“SCF”) program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. Once a qualifying supplier elects to participate in this SCF program, all of our payments to the participating supplier are paid to such financial institution in this SCF program on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to such financial institution. We may terminate our agreement with the financial institution upon at least 30 days’ notice, and the financial institution may terminate our agreement upon at least 10 days’ notice. Additionally, suppliers who elect to participate in this SCF program may terminate their participation upon at least 30 days’ notice. The suppliers' invoices sold under this SCF program can be outstanding up to 210 days from the invoice date. Suppliers’ invoices included in this SCF program were $284.2 million, $294.1 million and $330.2 million at September 30, 2024 and 2023 and December 31, 2023, respectively, and were included in accounts payable in our Condensed Consolidated Balance Sheets.

Note 10.               Retirement Benefits

The components of the net periodic pension benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
	(Dollars in thousands)
Service cost	$1,990	$1,962	$6,319	$6,425
Interest cost	8,592	8,617	25,413	26,050
Expected return on plan assets	(10,772)	(10,211)	(32,314)	(30,587)
Amortization of prior service cost	22	29	68	82
Amortization of actuarial losses	2,232	2,845	5,937	8,729
Net periodic benefit cost	$2,064	$3,242	$5,423	$10,699

The components of the net periodic other postretirement benefit cost (credit) were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
	(Dollars in thousands)
Service cost	$8	$12	$22	$38
Interest cost	151	181	483	559
Amortization of prior service credit	(5)	(237)	(15)	(705)
Amortization of actuarial gains	(102)	(141)	(270)	(464)
Net periodic benefit cost (credit)	$52	$(185)	$220	$(572)

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2024 and 2023 and for the
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

Note 12.               Treasury Stock

On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026. We did not repurchase any shares of our common stock pursuant to this authorization during the nine months ended September 30, 2024. At September 30, 2024, we had approximately $93.3 million remaining under this authorization for the repurchase of our common stock.

During the first nine months of 2024, we issued 470,788 treasury shares which had an average cost of $3.19 per share for restricted stock units that vested during the period that had been previously issued under our stock-based compensation plans. In accordance with the applicable agreements for such restricted stock units, we repurchased 176,093 shares of our common stock at an average cost of $43.92 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method. As of September 30, 2024, 68,317,846 shares of our common stock were held in treasury.

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued restricted stock units to our officers, other key employees and outside directors. During the first nine months of 2024, 490,672 restricted stock units were granted to certain of our officers, other key employees and outside directors. The fair value of these restricted stock units at the grant date was $21.6 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2024 and 2023 and for the
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

Reportable segment information was as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended September 30, 2024
Net sales	$563,669	$1,022,605	$158,850	$—	$1,745,124
Income before interest and income taxes	74,659	89,307	17,136	(13,815)	167,287
Adjusted EBIT	95,216	97,065	20,011	(6,704)	205,588
Depreciation	25,755	19,801	8,747	47	54,350

Three Months Ended September 30, 2023
Net sales	$559,081	$1,094,609	$149,411	$—	$1,803,101
Income before interest and income taxes	77,949	110,185	10,668	(4,711)	194,091
Adjusted EBIT	93,786	113,519	11,839	(4,711)	214,433
Depreciation	25,691	18,177	8,089	8	51,965

Nine Months Ended September 30, 2024
Net sales	$1,664,966	$2,290,530	$488,031	$—	$4,443,527
Income before interest and income taxes	213,320	187,290	55,464	(35,215)	420,859
Adjusted EBIT	265,773	200,532	62,724	(22,597)	506,432
Depreciation	76,290	57,606	26,634	115	160,645

Nine Months Ended September 30, 2023
Net sales	$1,699,109	$2,475,569	$473,431	$—	$4,648,109
Income before interest and income taxes	212,612	231,563	46,082	(20,945)	469,312
Adjusted EBIT	253,604	241,659	50,317	(20,945)	524,635
Depreciation	76,206	54,693	25,923	66	156,888

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2024 and 2023 and for the
three and nine months then ended is unaudited)

Total adjusted EBIT is reconciled to income before income taxes as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
	(Dollars in thousands)
Total adjusted EBIT	$205,588	$214,433	$506,432	$524,635
Less:
Acquired intangible asset amortization expense	12,367	13,309	38,004	39,834
Other pension (income) expense for U.S. pension plans	(660)	609	(3,082)	2,277
Rationalization charges	19,483	6,424	38,033	13,212
Costs attributed to announced acquisitions	7,111	—	12,618	—
Income before interest and income taxes	167,287	194,091	420,859	469,312
Less interest and other debt expense	41,871	47,264	121,861	130,822
Income before income taxes	$125,416	$146,827	$298,998	$338,490

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

Note 15.             Subsequent Events

Weener Plastics Holding B.V. Acquisition

On October 15, 2024, we acquired Weener Plastics Holding B.V., or Weener, a leading producer of differentiated dispensing solutions for personal care, food and healthcare products. Weener operates a global network of 19 facilities predominantly in Europe and the Americas, with approximately 4,000 employees and proprietary manufacturing technologies including significant clean room capabilities. The purchase price for this acquisition of approximately €844.2 million, net of cash acquired, was funded with term and revolving loan borrowings under the Credit Agreement, including a new €700.0 million incremental term loan, and cash on hand.

Euro Interest Rate Swap Agreements

In October 2024, we entered into €685.0 million aggregate notional principal amount of Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations for our Euro term loans under the Credit Agreement, which mature as follows: €35.0 million in October 2026, €70.0 million in October 2027 and €580.0 million in October 2030. These agreements have a weighted average fixed rate of 2.43 percent and were entered into with financial institutions which are expected to fully perform under the terms thereof.

Amendment to Bank Credit Agreement

On November 4, 2024, we and certain of our wholly owned subsidiaries amended the Credit Agreement by entering into a Fifth Amendment to Amended and Restated Credit Agreement (the “Fifth Amendment”) with the Lenders therein and Wells Fargo Bank, National Association, as Administrative Agent. The Fifth Amendment:

•refinanced outstanding term loans and revolving loans thereunder and extended the maturity dates to (i) November 4, 2029 with respect to revolving loans and (ii) November 4, 2030 with respect to term loans;
•increased the aggregate amount of Euro term loans thereunder from €700.0 million to €900.0 million, with the additional €200.0 million of Euro term loans being used to repay revolving loans under the Credit Agreement that were

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2024 and 2023 and for the
three and nine months then ended is unaudited)

used to fund a portion of the purchase price for Weener and to pay fees, expenses and costs associated with the Fifth Amendment.
•removed the springing maturity date provisions that would have shortened the maturity dates under the Credit Agreement to the date that is 91 days prior to the maturity dates of the 3¼% Senior Notes and 1.4% Senior Secured Notes due 2026 (unless such notes were refinanced or repaid prior thereto);
•improved the interest rate margin grid for term loans;
•increased the uncommitted multi-currency incremental loan facility from $1.25 billion to $1.5 billion;
•amended certain covenants to provide additional flexibility; and
•amended certain other terms of the Credit Agreement.

Pursuant to the Fifth Amendment, U.S. term loans are repayable in installments as follows: $8.5 million on December 31, 2025, $42.5 million on December 31, 2026, $85.0 million on each of December 31, 2027, 2028 and 2029 and $544.0 million on November 4, 2030, and Euro term loans are repayable in installments as follows: €9.0 million on December 31, 2025, €45.0 million on December 31, 2026, €90.0 million on each of December 31, 2027, 2028 and 2029 and €576.0 million on November 4, 2030.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
Net sales
Dispensing and Specialty Closures	32.3%	31.0%	37.5%	36.5%
Metal Containers	58.6	60.7	51.5	53.3
Custom Containers	9.1	8.3	11.0	10.2
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	83.2	84.1	82.6	83.3
Gross profit	16.8	15.9	17.4	16.7
Selling, general and administrative expenses	6.1	4.7	7.1	6.2
Rationalization charges	1.1	0.4	0.8	0.3
Other pension and postretirement expense (income)	—	0.1	—	0.1
Income before interest and income taxes	9.6	10.7	9.5	10.1
Interest and other debt expense	2.4	2.6	2.8	2.8
Income before income taxes	7.2	8.1	6.7	7.3
Provision for income taxes	1.5	2.0	1.5	1.7
Net income	5.7%	6.1%	5.2%	5.6%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
	(dollars in millions)
Net sales
Dispensing and Specialty Closures	$563.7	$559.1	$1,665.0	$1,699.1
Metal Containers	1,022.6	1,094.6	2,290.5	2,475.6
Custom Containers	158.8	149.4	488.0	473.4
Consolidated	$1,745.1	$1,803.1	$4,443.5	$4,648.1

Income before interest and income taxes
Dispensing and Specialty Closures	$74.7	$78.0	$213.3	$212.6
Metal Containers	89.3	110.1	187.3	231.6
Custom Containers	17.1	10.7	55.5	46.1
Corporate	(13.8)	(4.7)	(35.2)	(21.0)
Consolidated	$167.3	$194.1	$420.9	$469.3

Net Sales.  In the third quarter of 2024, consolidated net sales were $1.75 billion, a decrease of $58.0 million, or 3.2 percent, as compared to the third quarter of 2023 primarily due to the unfavorable impact from the pass through of lower raw material costs in the dispensing and specialty closures and metal containers segments, a less favorable mix of products sold in the metal containers segment and lower volumes in the dispensing and specialty closures segment. These decreases were partially offset by higher volumes in the metal containers and custom containers segments, a more favorable mix of products sold in the dispensing and specialty closures segment and the pass through of higher raw material costs in the custom containers segment.

In the first nine months of 2024, consolidated net sales were $4.4 billion, a decrease of $204.6 million, or 4.4 percent, as compared to the first nine months of 2023 primarily due to the unfavorable impact from the pass through of lower raw material costs in the dispensing and specialty closures and metal containers segments, lower volumes in the dispensing and specialty closures segment and a less favorable mix of products sold in the metal containers and custom containers segments. These decreases were partially offset by a more favorable mix of products sold in the dispensing and specialty closures segment, higher volumes and the pass through of higher raw material costs in the custom containers segment and the impact from favorable foreign currency translation.

Gross Profit.  Gross profit margin increased 0.9 percentage points to 16.8 percent in the third quarter of 2024 and increased 0.7 percentage points to 17.4 percent in the first nine months of 2024 as compared to the same periods in 2023 primarily for the reasons discussed below in "Income before Interest and Income Taxes."

Selling, General and Administrative Expenses.  In the third quarter of 2024, selling, general and administrative expenses as a percentage of consolidated net sales increased to 6.1 percent as compared to 4.7 percent in the third quarter of 2023. For the third quarter of 2024, selling, general and administrative expenses increased $22.1 million to $106.4 million as compared to the third quarter of 2023. In the first nine months of 2024, selling, general and administrative expenses as a percentage of consolidated net sales increased to 7.1 percent as compared to 6.2 percent in the first nine months of 2023. In the first nine months of 2024, selling, general and administrative expenses increased $26.8 million to $314.6 million as compared to the first nine months of 2023. The increase in selling, general and administrative expenses for the third quarter and the first nine months of 2024 was primarily due to $7.1 million and $12.6 million, respectively, of costs attributed to announced acquisitions and insurance proceeds received in the prior year periods.

Income before Interest and Income Taxes.  In the third quarter of 2024, income before interest and income taxes decreased by $26.8 million to $167.3 million as compared to $194.1 million in the third quarter of 2023, and margins decreased to 9.6 percent from 10.7 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of higher selling, general and administrative costs, higher rationalization charges, a less favorable mix of products sold in the metal containers segment, and the unfavorable impact of foreign currency and lower volumes in the dispensing and specialty closures segment, partially offset by improved manufacturing productivity and cost performance in the dispensing and specialty closures segment, a more favorable mix of products sold in the dispensing and specialty closures and custom containers segments and higher volumes in the metal containers and custom containers segments. Rationalization charges were $19.5 million and $6.4 million in the third quarters of 2024 and 2023, respectively.

In the first nine months of 2024, income before interest and income taxes decreased by $48.4 million to $420.9 million as compared to $469.3 million in the first nine months of 2023, and margins decreased to 9.5 percent from 10.1 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of the unfavorable impact of lower fixed cost absorption in the metal containers segment as a result of a significantly lower inventory build in the current year period due to a reduction in pack plans of a large fruit and vegetable customer to reduce its working capital, higher rationalization charges, higher selling, general and administrative costs, the unfavorable impact in the metal containers segment of the sale of higher cost metal inventory from the prior year due to lower metal costs in 2024 in the European operations, a less favorable mix of products sold in the metal containers segment and lower volumes in the dispensing and specialty closures segment, partially offset by improved manufacturing productivity and cost performance in the dispensing and specialty closures segment, a more favorable mix of products sold in the dispensing and specialty closures and custom containers segments and higher volumes in the custom containers segment. Rationalization charges were $38.0 million and $13.2 million in the first nine months of 2024 and 2023, respectively.

Interest and Other Debt Expense. In the third quarter of 2024, interest and other debt expense decreased $5.4 million to $41.9 million as compared to $47.3 million in the third quarter of 2023. In the first nine months of 2024, interest and other debt expense decreased $8.9 million to $121.9 million as compared to $130.8 million in the first nine months of 2023. The decrease in the third quarter of 2024 was primarily due to lower average borrowings during the current year period, partially offset by the impact of higher weighted average interest rates. The decrease in the first nine months of 2024 was primarily due to lower average borrowings during the current year period and the write-off in the prior year period of $3.5 million of accrued interest income associated with a historical acquisition tax indemnity, partially offset by the impact of higher weighted average interest rates.

Provision for Income Taxes. For the third quarters of 2024 and 2023, the effective tax rates were 20.2 percent and 24.7 percent, respectively. For the first nine months of 2024 and 2023, the effective tax rates were 22.6 percent and 22.7 percent, respectively. The effective tax rate for the third quarter of 2024 was favorably impacted by the reversal of tax reserves due to the expiration of statutes of limitation. The effective tax rate for the first nine months of 2023 was favorably impacted by the reversal of tax reserves associated with a historical acquisition indemnity which unfavorably impacted corporate and interest expense in such period.

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

A reconciliation of such non-GAAP financial measures for the periods presented is provided below:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
	(Dollars in millions)
Dispensing and Specialty Closures
Income before interest and income taxes (EBIT)	$74.7	$78.0	$213.3	$212.6
Acquired intangible asset amortization expense	10.9	11.8	33.6	35.4
Other pension (income) expense for U.S. pension plans	(0.2)	0.2	(0.7)	0.4
Rationalization charges	9.8	3.8	19.6	5.2
Adjusted EBIT	$95.2	$93.8	$265.8	$253.6

Metal Containers
Income before interest and income taxes (EBIT)	$89.3	$110.1	$187.3	$231.6
Acquired intangible asset amortization expense	0.4	0.4	1.0	1.1
Other pension (income) expense for U.S. pension plans	(0.5)	0.4	(1.7)	1.1
Rationalization charges	7.9	2.6	13.9	7.9
Adjusted EBIT	$97.1	$113.5	$200.5	$241.7

Custom Containers
Income before interest and income taxes (EBIT)	$17.1	$10.7	$55.5	$46.1
Acquired intangible asset amortization expense	1.1	1.1	3.4	3.4
Other pension (income) expense for U.S. pension plans	—	—	(0.7)	0.7
Rationalization charges	1.8	—	4.5	0.1
Adjusted EBIT	$20.0	$11.8	$62.7	$50.3

Corporate
Loss before interest and income taxes (EBIT)	$(13.8)	$(4.7)	$(35.2)	$(21.0)
Costs attributed to announced acquisitions	7.1	—	12.6	—
Adjusted EBIT	$(6.7)	$(4.7)	$(22.6)	$(21.0)

Total adjusted EBIT	$205.6	$214.4	$506.4	$524.6

Dispensing and Specialty Closures Segment

	Three Months Ended		Nine Months Ended
	Sept. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
	(Dollars in millions)

Net sales	$563.7	$559.1	$1,665.0	$1,699.1
Income before interest and income taxes (EBIT)	74.7	78.0	213.3	212.6
Income before interest and income taxes margin (EBIT margin)	13.3%	14.0%	12.8%	12.5%
Adjusted EBIT	$95.2	$93.8	$265.8	$253.6
Adjusted EBIT margin	16.9%	16.8%	16.0%	14.9%

In the third quarter of 2024, net sales for the dispensing and specialty closures segment increased $4.6 million, or 0.8 percent, as compared to the third quarter of 2023. This increase was primarily the result of a more favorable mix of products sold, partially offset by lower unit volumes of approximately one percent, the pass through of lower raw material costs and the impact of unfavorable foreign currency translation of approximately $2.0 million. Higher volumes for dispensing products were offset by lower volumes for beverage products.

In the first nine months of 2024, net sales for the dispensing and specialty closures segment decreased $34.1 million, or 2.0 percent, as compared to the first nine months of 2023. This decrease was primarily the result of lower unit volumes of approximately two percent, the pass through of lower raw material costs and the impact of unfavorable foreign currency translation of approximately $1.0 million, partially offset by a more favorable mix of products sold. The decrease in unit volumes was principally the result of lower volumes for closures for food and beverage markets primarily due to customer destocking priorities.

In the third quarter of 2024, adjusted EBIT of the dispensing and specialty closures segment increased $1.4 million as compared to the third quarter of 2023, and adjusted EBIT margin increased to 16.9 percent from 16.8 percent over the same periods. The increase in adjusted EBIT was primarily due to improved manufacturing productivity and cost performance and a more favorable mix of products sold, partially offset by the unfavorable impact of foreign currency and lower unit volumes.

In the first nine months of 2024, adjusted EBIT of the dispensing and specialty closures segment increased $12.2 million as compared to the first nine months of 2023, and adjusted EBIT margin increased to 16.0 percent from 14.9 percent over the same periods. The increase in adjusted EBIT was primarily due to improved manufacturing productivity and cost performance and a more favorable mix of products sold, partially offset by lower unit volumes.

Metal Containers Segment

	Three Months Ended		Nine Months Ended
	Sept. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
	(Dollars in millions)

Net sales	$1,022.6	$1,094.6	$2,290.5	$2,475.6
Income before interest and income taxes (EBIT)	89.3	110.1	187.3	231.6
Income before interest and income taxes margin (EBIT margin)	8.7%	10.1%	8.2%	9.4%
Adjusted EBIT	$97.1	$113.5	$200.5	$241.7
Adjusted EBIT margin	9.5%	10.4%	8.8%	9.8%

In the third quarter of 2024, net sales for the metal containers segment decreased $72.0 million, or 6.6 percent, as compared to the third quarter of 2023. This decrease was primarily the result of the contractual pass through of lower raw material costs as compared to the lagged contractual pass through of inflation in labor and other manufacturing costs in the prior year period and a significantly less favorable mix of products sold, partially offset by higher unit volumes of approximately two percent and the impact of favorable foreign currency translation of approximately $2.0 million. Higher volumes for the pet food markets were partially offset by lower volumes for fruit and vegetable markets which were negatively impacted by a planned reduction in volumes by a large pack customer to reduce its working capital and severe weather that prematurely ended the fruit and vegetable packs.

In the first nine months of 2024, net sales for the metal containers segment decreased $185.1 million, or 7.5 percent, as compared to the first nine months of 2023. This decrease was primarily the result of the contractual pass through of lower raw material costs as compared to the lagged contractual pass through of inflation in labor and other manufacturing costs in the prior year period and a less favorable mix of products sold, partially offset by the impact of favorable foreign currency translation of approximately $4.0 million.

In the third quarter of 2024, adjusted EBIT of the metal containers segment decreased $16.4 million as compared to the third quarter of 2023, and adjusted EBIT margin decreased to 9.5 percent from 10.4 percent for the same periods. The decrease in adjusted EBIT was primarily due to a significantly less favorable mix of products sold due to lower unit volumes for fruit and vegetable markets and higher selling, general and administrative costs, partially offset by higher unit volumes for pet food markets.

In the first nine months of 2024, adjusted EBIT of the metal containers segment decreased $41.2 million as compared to the first nine months of 2023, and adjusted EBIT margin decreased to 8.8 percent from 9.8 percent for the same periods. The decrease in adjusted EBIT was primarily due to the unfavorable impact of lower fixed cost absorption as a result of a significantly lower inventory build in the current year period due to a reduction in pack plans of a large fruit and vegetable customer to reduce its working capital, the unfavorable impact of selling higher cost inventory from the prior year in our European operations due to lower metal costs in 2024, a significantly less favorable mix of products sold and higher selling, general and administrative costs.

Custom Containers Segment

	Three Months Ended		Nine Months Ended
	Sept. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023
	(Dollars in millions)

Net sales	$158.8	$149.4	$488.0	$473.4
Income before interest and income taxes (EBIT)	17.1	10.7	55.5	46.1
Income before interest and income taxes margin (EBIT margin)	10.8%	7.2%	11.4%	9.7%
Adjusted EBIT	$20.0	$11.8	$62.7	$50.3
Adjusted EBIT margin	12.6%	7.9%	12.8%	10.6%

In the third quarter of 2024, net sales for the custom containers segment increased $9.4 million, or 6.3 percent, as compared to the third quarter of 2023. This increase was principally due to higher volumes of approximately five percent primarily driven by the commercialization of new business awards and the pass through of higher raw material costs, partially offset by the impact of unfavorable foreign currency translation of approximately $1.0 million.

In the first nine months of 2024, net sales for the custom containers segment increased $14.6 million, or 3.1 percent, as compared to the first nine months of 2023. This increase was principally due to higher volumes of approximately three percent primarily as a result of the commercialization of new business awards and the pass through of higher raw material costs, partially offset by a less favorable mix of products sold and the impact of unfavorable foreign currency translation of approximately $1.0 million.

In the third quarter of 2024, adjusted EBIT of the custom containers segment increased $8.2 million as compared to the third quarter of 2023, and adjusted EBIT margin increased to 12.6 percent from 7.9 percent over the same periods. The increase in adjusted EBIT was primarily attributable to a more favorable mix of products sold and higher volumes.

In the first nine months of 2024, adjusted EBIT of the custom containers segment increased $12.4 million as compared to the first nine months of 2023, and adjusted EBIT margin increased to 12.8 percent from 10.6 percent over the same periods. The increase in adjusted EBIT was primarily attributable to a more favorable mix of products sold and higher volumes.

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

On October 15, 2024, we acquired Weener, a leading producer of differentiated dispensing solutions for personal care, food and healthcare products. Weener operates a global network of 19 facilities predominantly in Europe and the Americas, with approximately 4,000 employees and proprietary manufacturing technologies including significant clean room capabilities. The purchase price for this acquisition of approximately $920.0 million, net of cash acquired, was funded with term and revolving loan borrowings under the Credit Agreement, including a new €700.0 million incremental term loan, and cash on hand.

In October 2024, we entered into €685.0 million aggregate notional principal amount of Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations for our Euro term loans under the Credit Agreement, which mature as follows: €35.0 million in October 2026, €70.0 million in October 2027 and €580.0 million in October 2030. These agreements have a weighted average fixed rate of 2.43 percent and were entered into with financial institutions which are expected to fully perform under the terms thereof.

On November 4, 2024, we and certain of our wholly owned subsidiaries entered into the Fifth Amendment with the Lenders therein and Wells Fargo Bank, National Association, as Administrative Agent. The Fifth Amendment:

•refinanced outstanding term loans and revolving loans thereunder and extended the maturity dates to (i) November 4, 2029 with respect to revolving loans and (ii) November 4, 2030 with respect to term loans;

•increased the aggregate amount of Euro term loans thereunder from €700.0 million to €900.0 million, with the additional €200.0 million of Euro term loans being used to repay revolving loans under the Credit Agreement that were used to fund a portion of the purchase price for Weener and to pay fees, expenses and costs associated with the Fifth Amendment.
•removed the springing maturity date provisions that would have shortened the maturity dates under the Credit Agreement to the date that is 91 days prior to the maturity dates of the 3¼% Senior Notes and 1.4% Senior Secured Notes due 2026 (unless such notes were refinanced or repaid prior thereto);
•improved the interest rate margin grid for term loans;
•increased the uncommitted multi-currency incremental loan facility from $1.25 billion to $1.5 billion;
•amended certain covenants to provide additional flexibility; and
•amended certain other terms of the Credit Agreement.

Pursuant to the Fifth Amendment, total term loans of $1,854.4 million are repayable as follows: $18.5 million in 2025, $92.7 million in 2026, $185.4 million in each of 2027, 2028 and 2029, and $1,187.0 million in 2030 (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date).

As a result of the Fifth Amendment, we expect to record a pre-tax charge of approximately $0.9 million for the loss on early extinguishment of debt during the quarter ending December 31, 2024.

You should also read Note 15 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024 included elsewhere in this quarterly report.

For the nine months ended September 30, 2024, we used net borrowings of revolving loans of $491.6 million and cash and cash equivalents of $274.4 million to fund cash used in operations of $213.9 million, decreases in outstanding checks of $160.6 million, the repayment of long-term debt of $100.0 million, net capital expenditures and other investing activities of $189.1 million, dividends paid on our common stock of $61.8 million, the repayment of principal amounts under finance leases of $27.3 million, repurchases of our common stock of $7.7 million and the negative effect of exchange rate changes on cash and cash equivalents of $5.6 million.
For the nine months ended September 30, 2023, we used net borrowings of revolving loans and proceeds from other foreign long-term debt of an aggregate of $847.5 million and cash and cash equivalents of $278.5 million (including the positive effect of exchange rate changes of $0.5 million) to fund cash used in operations of $596.0 million, repurchases of our common stock of $183.9 million, net capital expenditures and other investing activities of $170.6 million, decreases in outstanding checks of $61.4 million, dividends paid on our common stock of $59.7 million, the repayment of long-term debt of $52.7 million and the repayment of principal amounts under finance leases of $2.2 million.
At September 30, 2024, we had $505.0 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at September 30, 2024 was $974.4 million.

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

Supply Chain Finance Program

For our suppliers, we believe that we negotiate the best terms possible, including payment terms. In connection therewith, we initiated a SCF program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. A participating supplier negotiates its receivables sale arrangements directly with the financial institution under this SCF program. While we are not party to, and do not participate in the negotiation of, such arrangements, such financial institution allows a participating supplier to utilize our creditworthiness in establishing a credit spread in respect of the sale of its receivables from us as well as other applicable terms. This may provide a supplier with more favorable terms than it would be able to secure on its own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in this SCF program and reaches an agreement with the financial institution, the supplier independently elects which individual invoices to us that they sell to the financial institution. All of our payments to a participating supplier are paid to the financial institution on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to the financial institution. The financial institution then pays the supplier on the invoice due date under our agreement with such supplier for any invoices not previously sold by the supplier to the financial institution. Amounts due to a supplier that elects to participate in this SCF program are included in accounts payable in our Condensed Consolidated Balance Sheet, and the associated payments are reflected in net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. Separate from this SCF program, we and suppliers who participate in this SCF program generally maintain the contractual right to require the other party to negotiate in good faith the existing payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Outstanding trade accounts payables subject to this SCF program were approximately $284.2 million, $294.1 million and $330.2 million at September 30, 2024 and 2023 and December 31, 2023, respectively.

Guaranteed Securities

Each of the 3¼% Senior Notes, the 4⅛% Senior Notes, the 2¼% Senior Notes and the 1.4% Senior Secured Notes were issued by Silgan and are guaranteed by our U.S. subsidiaries that also guarantee our obligations under the Credit Agreement, collectively the Obligor Group.

The following summarized financial information relates to the Obligor Group as of September 30, 2024 and December 31, 2023 and for the nine months ended September 30, 2024. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in subsidiaries of Silgan that are not part of the Obligor Group of $1.7 billion and $1.6 billion as of September 30, 2024 and December 31, 2023, respectively, are not included in noncurrent assets in the table below.

	Sept. 30, 2024	Dec. 31, 2023
	(Dollars in millions)

Current assets	$1,496.7	$1,403.5
Noncurrent assets	3,949.6	3,988.8
Current liabilities	1,971.8	1,967.8
Noncurrent liabilities	3,100.7	3,123.8

At September 30, 2024 and December 31, 2023, the Obligor Group held current receivables due from other subsidiary companies of $19.7 million and $35.6 million, respectively; long-term notes receivable due from other subsidiary companies of $755.3 million and $748.8 million, respectively; and current payables due to other subsidiary companies of $14.5 million and $10.9 million, respectively.

Nine Months Ended
Sept. 30, 2024
(Dollars in millions)

Net sales	$3,284.2
Gross profit	484.7
Net income	144.3

For the nine months ended September 30, 2024, net income in the table above excludes income from equity method investments of other subsidiary companies of $87.1 million. For the nine months ended September 30, 2024, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $40.9 million; net credits from such other subsidiary companies of $19.5 million; and net interest income from such other subsidiary companies of $28.4 million. For the nine months ended September 30, 2024, the Obligor Group did not receive dividends from other subsidiary companies.

Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $31.2 million and $8.9 million for the nine months ended September 30, 2024 and 2023, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $6.9 million and $9.5 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.8 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million annually through 2040.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Since such filing, other than the changes discussed in Notes 7 and 15 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

Part II.  Other Information

Item 5.  Other Information

In the third quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

SILGAN HOLDINGS INC.

Dated: November 7, 2024	/s/ Kimberly I. Ulmer
Kimberly I. Ulmer
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)