Form 10-K
period 2024-12-31
SILGAN HOLDINGS INC
filed 2025-02-27
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates, computed by reference to the price at which the Registrant’s Common Stock was last sold as of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3.5 billion. Common Stock of the Registrant held by executive officers and directors of the Registrant and by persons known to the Registrant (based on the most recent Schedule 13Gs filed by such persons) to beneficially own 10% or more of the Registrant's Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 1, 2025, the number of shares outstanding of the Registrant’s Common Stock, par value $0.01 per share, was 106,794,650.

Documents Incorporated by Reference:
Portions of the Registrant’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, for its Annual Meeting of Stockholders to be held in 2025 are incorporated by reference in Part III of this Annual Report on Form 10-K.

-i-

PART I
ITEM 1. BUSINESS.
GENERAL
We are a leading manufacturer of sustainable rigid packaging solutions for the world's essential consumer goods products. We had consolidated net sales of approximately $5.9 billion in 2024. Our products are used for a wide variety of end markets and we operate 123 manufacturing plants in North America, Europe, Asia and South America. Our products include:
•dispensing and specialty closures for fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden products;
•steel and aluminum containers for pet and human food and general line products; and
•custom designed plastic containers for pet and human food, consumer health and pharmaceutical, personal care, home care, lawn and garden and automotive products.
We are a leading worldwide manufacturer and supplier of dispensing and specialty closures for the fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden markets. Our leadership position in dispensing and specialty closures is a result of our ability to provide customers with market leading innovation and high levels of quality, service and technological support. Our dispensing and specialty closures business provides customers with an extensive variety of innovative dispensing systems and proprietary specialty closures solutions that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our product offering. We have 62 dispensing and specialty closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 100 countries throughout the world. We also have three joint ventures for dispensing and specialty closure products in countries that we do not serve directly. In addition, we license our technology for metal closures to five other manufacturers for various markets that we do not serve directly. For 2024, our dispensing and specialty closures business had net sales of $2.3 billion (approximately 39.4 percent of our consolidated net sales) and income before interest and income taxes (EBIT) of $290.0 million (approximately 50.5 percent of our consolidated EBIT excluding corporate expense).
We are also a leading manufacturer and supplier of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2024 of more than half of the market. Our leadership in these markets is driven by our high levels of quality, service and technological support, our low cost producer position, our strong long-term customer relationships and our proximity to customers through our widespread geographic presence. We have 39 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. Additionally, we believe that we have the most comprehensive equipment capabilities in the industry. For 2024, our metal containers business had net sales of $2.9 billion (approximately 49.5 percent of our consolidated net sales) and EBIT of $228.9 million (approximately 39.9 percent of our consolidated EBIT excluding corporate expense).
Additionally, we are a leading manufacturer and supplier of custom containers in North America for a variety of markets, including the pet and human food, consumer health and pharmaceutical, personal care, home care, lawn and garden and automotive markets. Our success with custom containers is largely due to our demonstrated ability to provide our customers with high levels of quality, service and technological support, along with our value-added design-focused products and our extensive geographic presence with 22 manufacturing facilities in the United States and Canada. We produce custom containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. For 2024, our custom containers business had net sales of $649.6 million (approximately 11.1 percent of our consolidated net sales) and EBIT of $55.4 million (approximately 9.6 percent of our consolidated EBIT excluding corporate expense).
Our customer base includes some of the world’s best-known branded consumer products companies. Our philosophy has been to develop long-term customer relationships by acting in partnership with our customers by providing market leading innovation and reliable quality, service and technological support and utilizing our low cost producer position. The strength of our customer relationships is evidenced by our large number of multi-year supply arrangements, our high retention of customers’ business and our continued recognition from customers, as demonstrated by the many quality and service awards we have received. We estimate that in 2025 approximately 90 percent of our projected metal container sales and a majority of our projected dispensing and specialty closures and custom container sales will be under multi-year customer supply arrangements.

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
OUR HISTORY
We are a Delaware corporation. We were founded in 1987 by R. Philip Silver and D. Greg Horrigan. Since our inception, we have acquired forty-one businesses. Through acquisitions and organic growth, we have become a leading worldwide manufacturer and supplier of dispensing and specialty closures for the fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden markets, with net sales for the dispensing and specialty closures business of $2.3 billion in 2024, representing a compound annual growth rate of approximately 12.1 percent since our acquisition of the White Cap closures operations in the United States in 2003. As a result of the benefits of acquisitions and organic growth, we have become a leading manufacturer and supplier of metal containers in North America and Europe, with net sales for the metal containers business of $2.9 billion in 2024, representing a compound annual growth rate of approximately 6.7 percent since 1987, and have increased our overall share of the metal food container market in the United States from approximately ten percent in 1987 to more than half of the market in 2024. We have also grown our market position in the custom container business since 1987, with net sales for the custom container business increasing to $649.6 million in 2024, representing a compound annual growth rate of approximately 5.5 percent over that period. The following chart shows our acquisitions since our inception:

Acquired Business	Year	Products
Nestlé Food Company’s metal container manufacturing division	1987	Metal food containers
Monsanto Company’s custom container business	1987	Custom containers
Fort Madison Can Company of The Dial Corporation	1988	Metal food containers
Seaboard Carton Division of Nestlé Food Company	1988	Paperboard containers
Aim Packaging, Inc.	1989	Custom containers
Fortune Plastics Inc.	1989	Custom containers
Express Plastic Containers Limited	1989	Custom containers
Amoco Container Company	1989	Custom containers
Del Monte Corporation’s U.S. can manufacturing operations	1993	Metal food containers
Food Metal and Specialty business of American National Can Company	1995	Metal food containers and metal closures
Finger Lakes Packaging Company, Inc., a subsidiary of Birds Eye Foods, Inc.	1996	Metal food containers
Alcoa Inc.’s North American aluminum roll-on closures business	1997	Aluminum roll-on closures
Rexam PLC’s North American custom container business	1997	Custom containers and plastic closures
Winn Packaging Co.	1998	Custom containers
Campbell Soup Company’s steel container manufacturing business	1998	Metal food containers
Clearplass Containers, Inc.	1998	Custom containers
RXI Holdings, Inc.	2000	Custom containers and plastic closures, caps, sifters and fitments
Thatcher Tubes LLC	2003	Custom containers
Amcor White Cap, LLC	2003	Metal, composite and plastic closures
Pacific Coast Producers’ can manufacturing operations	2003	Metal food containers

Acquired Business	Year	Products
Amcor White Cap (Europe, Asia and South America)	2006 - 2008	Metal, composite and plastic closures
Cousins-Currie Limited	2006	Custom containers
Grup Vemsa 1857, S.L.’s metal closures operations in Spain and China	2008	Metal closures
IPEC Global, Inc. and its subsidiaries	2010	Plastic closures
Vogel & Noot Holding AG’s metal container operations	2011	Metal containers
DGS S.A.’s twist-off metal closures operations	2011	Metal closures
Nestlé Purina PetCare’s metal container manufacturing operations	2011	Metal containers
Öntaş Öner Teneke Ambalaj Sanayi ve Ticaret A.S.	2012	Metal containers and metal closures
Rexam High Barrier Food Containers, Inc., Rexam PLC’s thermoformed food container operations	2012	Thermoformed food containers
Amcor Packaging (Australia) Pty Ltd's metal closures operations in Australia	2013	Metal closures
Portola Packaging, Inc. and its subsidiaries	2013	Plastic closures
Tecnocap S.p.A.'s and Tecnocap LLC's metal closures operations in the U.S.	2013	Metal closures
Van Can Company's metal container manufacturing assets	2014	Metal containers
Injected Plastics Co.'s plastic closures operations	2015	Plastic closures
WestRock Company's dispensing and specialty closures business	2017	Dispensing and specialty closures
Cobra Plastics, Inc.	2020	Plastic and specialty closures
Albéa Group's dispensing operations	2020	Dispensing systems and specialty closures
Gateway Plastics LLC	2021	Dispensing systems and specialty closures
Unicep Packaging LLC	2021	Precision dosing dispensing systems
Easytech Closures S.p.A.	2021	Easy-open and sanitary metal ends
Weener Plastics Holding B.V.	2024	Dispensing systems and specialty closures

On October 15, 2024, we acquired Weener Plastics Holding B.V. or, Weener Packaging, a leading producer of differentiated dispensing solutions for personal and health care and food products. Weener Packaging operates a global network of 19 facilities predominantly in Europe and the Americas, with approximately 4,000 employees and proprietary manufacturing technologies including significant clean room capabilities. This acquisition further broadened our extensive dispensing products portfolio in the personal and health care and food markets, expanded our product innovation capabilities, enhanced our advanced manufacturing technologies and added to our strong customer relationships.

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
In late 2023, we announced a comprehensive cost reduction initiative to achieve $50 million of cost savings over the next two years from footprint rationalizations and other cost reduction actions in all of our businesses. As part of this initiative, we have already closed three dispensing and specialty closures manufacturing facilities, two metal container manufacturing facilities and one custom container manufacturing facility to date, relocating volumes from such facilities to other facilities, and we have announced the closing of an additional custom container manufacturing facility in 2025. In addition, as part of this initiative we have taken, and are continuing to take, actions to optimize production at several other manufacturing facilities across our network. As a result of this initiative, we realized approximately $20 million of cost savings in 2024, and we expect to realize additional cost savings in 2025 of approximately $30 million.
MAINTAIN AN OPTIMAL CAPITAL STRUCTURE TO SUPPORT GROWTH AND INCREASE SHAREHOLDER VALUE
Our financial strategy is to use reasonable leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a long period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In March 2022, we redeemed all $300.0 million aggregate principal amount of our outstanding 4¾% Senior Notes due 2025, or the 4¾% Notes, with revolving loan borrowings under our senior secured credit facility, or as amended our Credit Agreement, and cash on hand. In October 2024, we funded the purchase price for Weener Packaging with €868.0 million of term and revolving loan borrowings under our Credit Agreement, including a €700.0 million incremental term loan, and cash on hand. In November 2024, we amended our Credit Agreement to extend maturity dates to November 2029 for revolving loans and November 2030 for term loans, to refinance term and revolving loan borrowings which were used to fund the purchase price for Weener Packaging with a new €900.0 million term loan and to provide us with additional flexibility to pursue our strategic initiatives. You should also read Notes 3 and 9 to our Consolidated Financial Statements for the year ended December 31, 2024 included elsewhere in this Annual Report.

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
We are a leading worldwide manufacturer and supplier of dispensing systems and specialty closures for the fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden markets. Since 2003, following our acquisition of the White Cap closures operations in the United States, net sales of our dispensing and specialty closures business have increased to $2.3 billion in 2024 as a result of both acquisitions and organic growth, representing a compound annual growth rate of approximately 12.1 percent over that period. We intend to pursue further acquisition opportunities in the dispensing and specialty closures markets, including in dispensing systems, such as our acquisition of Weener Packaging, or in adjacent markets, such as our acquisitions of Gateway Plastics LLC, or Silgan Specialty Packaging and Unicep Packaging LLC, or Silgan Unicep. Additionally, we expect to continue to generate organic growth in our dispensing and specialty closures business, particularly in dispensing systems. In making investments to pursue organic growth, we use a disciplined approach to generate attractive cash returns.
We are a leading manufacturer and supplier of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past 36 years, the metal food container market in North America has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé Food Company, The Dial Corporation, or Dial, Del Monte Corporation, or Del Monte, Birds Eye Foods, Inc., or Birds Eye, Campbell Soup Company, or Campbell, Pacific Coast Producers, or Pacific Coast, and Nestlé Purina PetCare's steel container self-manufacturing assets, or Purina Steel Can, reflect this trend. We estimate that approximately six percent of the market for metal food containers in the United States is still served by self-manufacturers.
We have expanded our metal containers business and increased our market share of metal containers primarily through acquisitions and growth with existing customers with net sales increasing to $2.9 billion in 2024, representing a compound annual growth rate of approximately 6.7 percent since 1987. We have also made, and are continuing to make, significant capital investments in our metal containers business to enhance our business and the competitive advantages of metal packaging for food, and we offer our customers value-added features such as our family of Quick Top® easy-open ends for metal food containers, shaped metal food containers and alternative color offerings for metal food containers as well as a more sustainable solution for their packaging needs.

We have grown our market position for our custom containers business since 1987, with net sales increasing to $649.6 million in 2024, representing a compound annual growth rate of approximately 5.5 percent over that period. We achieved this improvement primarily through strategic acquisitions as well as through organic growth. The custom containers segment of the consumer goods packaging industry continues to be highly fragmented, and we may pursue further acquisition opportunities in this market. We also expect to continue to generate organic growth in our custom containers business. As with acquisitions, we use a disciplined approach to pursue organic growth to generate attractive cash returns. Through a combination of these efforts, we intend to continue to expand our customer base in the markets that we serve, such as the pet and human food, consumer health and pharmaceutical, personal care, home care, lawn and garden and automotive markets.
ENHANCE PROFITABILITY THROUGH PRODUCTIVITY IMPROVEMENTS AND COST REDUCTIONS
We intend to continue to enhance profitability through investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions, and the optimization of our manufacturing facilities footprints. The additional sales and production capacity provided through acquisitions and investments have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings. From 2019, we have closed five dispensing and specialty closures manufacturing facilities, seven metal containers manufacturing facilities and one custom container manufacturing facility in connection with our continuing efforts to streamline our plant operations, reduce operating costs and better match supply with geographic demand.
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
In late 2023, we announced a comprehensive cost reduction initiative to achieve $50 million of cost savings over the following two years from footprint rationalizations and other cost reduction actions in all of our businesses. As part of this initiative, we have already closed three dispensing and specialty closures manufacturing facilities, two metal container manufacturing facilities and one custom container manufacturing facility to date, relocating volumes from such facilities to other facilities, and we have announced the closing of an additional custom container manufacturing facility in 2025. In addition, as part of this initiative we have taken, and are continuing to take, actions to optimize production at several other manufacturing facilities across our network. As a result of this initiative, we realized approximately $20 million of cost savings in 2024, and we expect to realize additional cost savings in 2025 of approximately $30 million.

BUSINESS SEGMENTS
We are a holding company that conducts our business through various operating subsidiaries. We operate three businesses: our dispensing and specialty closures business; our metal containers business; and our custom containers business.
DISPENSING AND SPECIALTY CLOSURES—39.4 PERCENT OF OUR CONSOLIDATED NET SALES IN 2024
We are a leading worldwide manufacturer and supplier of dispensing and specialty closures for the fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden markets. Our dispensing and specialty closures business provides customers with an extensive variety of innovative dispensing system solutions, including integrated dispensing packaging solutions, and proprietary metal and plastic specialty closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our specialty closures product offering. We have 62 dispensing and specialty closures manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 100 countries throughout the world. We also have three joint ventures for dispensing and specialty closure products in countries that we do not serve directly. In addition, we license our technology to five other manufacturers for various markets that we do not serve directly. For 2024, our dispensing and specialty closures business had net sales of $2.3 billion (approximately 39.4 percent of our consolidated net sales) and EBIT of $290.0 million (approximately 50.5 percent of our consolidated EBIT excluding corporate expense). Since 2003, following our acquisition of the White Cap closures operations in the United States, we have grown our dispensing and specialty closures business through acquisitions and organic growth, with net sales increasing at a compound annual growth rate of approximately 12.1 percent.
Our dispensing and specialty closures business manufactures dispensing systems for the precision dosing of fragrance and beauty, personal and health care, home care, lawn and garden and food products, such as perfume and other fragrance and beauty products; skin care, lotion, cosmetic, health care nasal spray and other topical application, deodorant, soap, hair care and other bath and body products; hard surface cleaning, professional cleaning and air and fabric care products; lawn care and other garden products; and condiments and other food products. With our acquisition in 2020 of the Albéa Dispensing Business, we expanded our dispensing systems portfolio, including for highly engineered pumps, sprayers and foam dispensing solutions for the beauty, fragrance and personal care markets. With our acquisition in 2021 of Silgan Specialty Packaging, we further grew our dispensing systems portfolio with integrated dispensing packaging solutions offerings. Our acquisition in 2021 of Silgan Unicep complemented our global dispensing and specialty closures business by expanding and extending our precision dosing capabilities and comprehensive product offering into new and existing markets and broadened our exposure to health care and Point-of-Care diagnostics markets. With our most recent acquisition in October 2024 of Weener Packaging, a leading producer of differentiated dispensing solutions, we further broadened our extensive dispensing products portfolio in the personal and health care and food markets, expanded our product innovation capabilities, enhanced our advanced manufacturing technologies and added to our strong customer relationships, putting us in a position to be the dispensing solutions partner of choice for our markets. We also manufacture metal and plastic specialty closures, many of which maintain a vacuum for safety and extended shelf-life purposes, for food and beverage products, such as ready-to-drink teas, sports and enhanced drinks, dairy products, juice drinks, tomato sauce, salsa, pickles, baby food, ketchup and other condiments, preserves, soup, cooking sauces, gravies, fruits and vegetables. We provide customers for our specialty closures with custom formulations of sealing/lining materials, designed either to minimize removal torques and enhance openability of our closures or to maintain sealability of our closures, in each case to meet the unique needs of our customers while also meeting applicable regulatory requirements. We offer our customers an extensive range of decorating options for our dispensing and specialty closures for product differentiation. We also provide customers with sealing/capping equipment and detection systems to complement our specialty closures product offering. As a result of our extensive range of dispensing and specialty closures, our geographic presence and our focus on providing market leading innovation and high levels of quality, service and technological support, we believe that we are uniquely positioned to serve the fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden markets for all of their dispensing and specialty closure needs.
METAL CONTAINERS—49.5 PERCENT OF OUR CONSOLIDATED NET SALES IN 2024
We are a leading manufacturer and supplier of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2024 of more than half of the market. Our metal containers business is engaged in the manufacture and sale of steel and aluminum containers that are used primarily by processors and packagers for food products, such as pet food, vegetables and fruits, soup, proteins (e.g., meat, chicken and seafood) and other miscellaneous food products, as well as general line metal containers for products such as promotional products. With our acquisition in 2021 of Easytech, we increased our manufacturing capacity for easy-open ends for metal containers. We have 39 metal container manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. For 2024, our metal containers business had net sales of $2.9 billion (approximately 49.5 percent of our consolidated net sales) and EBIT of $228.9 million (approximately 39.9 percent of our consolidated EBIT excluding corporate expense). Since 1987, we have grown our metal containers business through acquisitions and organic growth, with net sales increasing at a compound annual growth rate of approximately 6.7 percent. We estimate that approximately 90 percent of our projected metal container sales in 2025 will be pursuant to multi-year customer supply arrangements.
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
CUSTOM CONTAINERS—11.1 PERCENT OF OUR CONSOLIDATED NET SALES IN 2024
We produce custom containers from a full range of resin materials and offer a comprehensive array of molding and decorating capabilities. We are one of the leading manufacturers of custom designed high density polyethylene, or HDPE, and polyethylene terephthalate, or PET, containers in North America for the markets that we serve. We are also a leading manufacturer in North America of thermoformed barrier and non-barrier bowls and trays for shelf-stable food products. We operate 22 custom container manufacturing facilities in the United States and Canada. For 2024, our custom containers business had net sales of $649.6 million (approximately 11.1 percent of our consolidated net sales) and EBIT of $55.4 million (approximately 9.6 percent of our consolidated EBIT excluding corporate expense). Since 1987, we have improved our market position for our custom containers business, with net sales increasing at a compound annual growth rate of approximately 5.5 percent.
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
As of February 1, 2025, we operated a total of 123 manufacturing facilities in 20 different countries throughout the world that serve the needs of our customers.
DISPENSING AND SPECIALTY CLOSURES BUSINESS
We utilize two basic processes to produce dispensing systems and plastic closures. In the compression molded process, pellets of resin are heated, extruded and then compressed to form a shell. The shell can include a molded linerless seal or a custom formulated, compression molded sealing system. The shell can then be slit and printed depending on its end use. In the injection molded process, pellets of resin are heated and injected into a mold, forming either a shell or other dispensing systems component, such as a trigger, decorative shroud, actuator, valve or overcap. The shell can include a molded linerless seal or a custom formulated sealing system. The shell can then be slit and printed depending on its end use. In the case of a dispensing system, the dispensing system components are assembled into the dispensing system and can be printed depending on the end use of the dispensing system. To a lesser extent, the business also utilizes injection stretch blowmolding, extrusion blowmolding and injection blowmolding to manufacture integrated dispensing packages.
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
Approximately 13 percent of our consolidated net sales were to Nestlé in each of 2024, 2023 and 2022. No other customer accounted for more than 10 percent of our total consolidated net sales during those years.
You should also read “Risk Factors—Risks Related to Business, Operations and Certain Financial Matters—We face competition from many companies and we may lose sales or experience lower margins on sales as a result of such competition” included elsewhere in this Annual Report.
DISPENSING AND SPECIALTY CLOSURES BUSINESS
We are a leading worldwide manufacturer and supplier of dispensing systems and specialty closures for the fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden markets. We have 62 dispensing and specialty closure manufacturing facilities located in North America, Europe, Asia and South America, from which we serve over 100 countries throughout the world.
Our largest customers of our dispensing and specialty closures business include Campbell, The Coca-Cola Company, Colgate-Palmolive Company, Coty, Inc., Dairy Farmers of America, Estée Lauder Companies, The Kraft Heinz Company, or Kraft Heinz, L'Oréal S.A., LVMH Moët Hennessy Louis Vuitton, Mizkan Holdings Co., Ltd., Molson Coors Brewing Company, Mt. Olive Pickle Company, Inc., Natura & Co., Nestlé S.A., or Nestlé, O Boticário, PepsiCo Inc., Prairie Farms Dairy, Inc., The Procter & Gamble Company, Puig, Revlon, Inc., S. C. Johnson & Son, Inc., The Scotts Company LLC, Spectrum Brands Holdings, Inc., STADA Arzneimittel AG, Treehouse Foods, Inc. and Unilever, plc. We have multi-year supply arrangements with many of our customers in the United States. Outside of the United States, the dispensing and specialty closures business has had long-term relationships with most of its customers. While we have multi-year supply arrangements with some of our dispensing and specialty closures customers outside of the United States, as is common practice, many supply arrangements with customers outside of the United States are negotiated on a year-by-year basis.
We also have joint ventures in each of Indonesia, South Africa and Thailand for dispensing and specialty closure products, each with a facility located in such country. In addition, we license our technology for metal closures to five other manufacturers who supply products in Israel, South Korea, South Africa, the Indian Ocean Islands, the Philippines, Thailand and Peru.
METAL CONTAINERS BUSINESS
We are a leading manufacturer and supplier of metal containers in North America and Europe, and in North America we are the largest manufacturer of metal food containers with a unit volume market share in the United States in 2024 of more than half of the market. We have 39 metal containers manufacturing facilities located in the United States, Europe and Asia, serving over 50 countries throughout the world. Our largest customers for these products include Austria Pet Food GmbH, Campbell, Conagra Brands, Inc., Del Monte, Eagle Family Foods Group LLC, General Mills, Inc., Goya Foods, Inc., Hill's Pet Nutrition, Inc., Hormel Foods Corporation, Kraft Heinz, Mars, Incorporated, Nestlé, Nortera Foods Inc., O-AT-KA Milk Products, LLC, Pacific Coast, Stanislaus Food Products Company and Tony Downs Foods Co.
We have entered into multi-year supply arrangements with most of our customers for our metal containers business. We estimate that approximately 90 percent of our projected metal container sales in 2025 will be pursuant to multi-year customer supply arrangements. Historically, we have been successful in continuing these multi-year customer supply arrangements. In Europe, our metal containers business has had long-term relationships with many of its customers, although, as is common practice, many supply arrangements are negotiated on a year-by-year basis.

Since our inception in 1987, we have supplied Nestlé with substantially all of its U.S. metal food container requirements. Our net sales of metal food containers to Nestlé in North America and Europe in 2024 were $678.5 million. We also supply Nestlé with dispensing solutions and metal and plastic closures in North America and Europe and plastic containers in North America. In 2024, we entered into long-term supply agreements with Nestlé that run through 2032 for the supply of all of Nestlé’s North American metal food container requirements for pet food and other food products and to support growth initiatives of Nestlé. These long-term supply agreements replaced previous supply agreements with Nestlé. Each of these long-term supply agreements provide for certain prices and specify that those prices will be increased or decreased based upon price change formulas.
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
DISPENSING AND SPECIALTY CLOSURES BUSINESS
Our dispensing and specialty closures business competes primarily with AptarGroup, Inc., Bericap Holding GmbH, Berry Global Group, Inc., Closures Systems International, Inc., Crown Holdings, Inc., Eviosys Packaging Switzerland GmbH (now owned by Sonoco Products Company), Guala Dispensing Mexico, S.A. de C.V., Massilly Holding SAS and Tecnocap S.p.A. With our ability to manufacture an extensive range of dispensing systems and specialty closures that ensure closure quality and safety, as well as state-of-the-art capping/sealing equipment and detection systems to complement our specialty closures product offering, and our global presence, we believe we are uniquely positioned to serve the fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden product companies for all of their dispensing and specialty closure needs.

METAL CONTAINERS BUSINESS
Of the commercial metal container manufacturers, Crown Holdings, Inc., Sonoco Products Company (including its recent acquisition of Eviosys Packaging Switzerland GmbH), Trivium Packaging and Envases Group are our most significant competitors. Our competitors also include other regional suppliers. As an alternative to purchasing containers from commercial can manufacturers, customers have the ability to invest in equipment to self-manufacture their containers. Additionally, customers can choose to use other types of packaging for their products, such as plastic, paper, glass and composite containers.
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
CUSTOM CONTAINERS BUSINESS
Our custom containers business competes with a number of large national and global producers of custom containers for the pet and human food, consumer health and pharmaceutical, personal care, home care, lawn and garden and automotive markets. These competitors include Alpla Werke Alwin Lehner GmbH & Co. KG, Amcor plc, Berry Global Group, Inc., Cebal Americas, Altium Packaging LLC, Graham Packaging Company, Plastipak Holdings, Inc. and Pretium Packaging LLC. In addition to our rapid response to our customers’ design, development and technology support needs and our value-added, diverse product line, we strive to remain current with and, to some extent, anticipate innovations in resin composition and applications and changes in the technology for the manufacturing of custom containers and closures.
SILGAN TEAM
As of December 31, 2024, we employed approximately 4,400 salaried and 12,800 hourly employees on a full-time basis. Approximately 32 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. In addition, as of December 31, 2024, Campbell provided us with approximately 115 hourly employees on a full-time basis at one of the facilities that we lease from Campbell.
Our labor contracts expire at various times between 2025 and 2027. As of December 31, 2024, contracts covering approximately 11 percent of our hourly employees in the United States and Canada will expire during 2025. We expect no significant changes in our relations with these unions.
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
RESEARCH AND PRODUCT DEVELOPMENT
Our research, product development and product engineering efforts relating to our dispensing and specialty closures business are conducted at our research facilities in Downers Grove, Illinois, Grandview, Missouri, Spokane, Washington, Mequon, Wisconsin, Hannover, Germany, Waalwijk, Netherlands, Ede, Netherlands, Bogota, Columbia and Limerick, Ireland. Our research, product development and product engineering efforts relating to our metal containers business are conducted at our research facilities in Oconomowoc, Wisconsin. Our research, product development and product engineering efforts with respect to our custom containers business are performed by our manufacturing and engineering personnel located at our custom containers manufacturing facilities. In addition to research, product development and product engineering, these sites also provide technical support to our customers. The amounts we have spent on research and development during the last three fiscal years are not material.
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
In 2024, approximately 90 percent of our metal container sales and a majority of our dispensing and specialty closures and custom container sales were pursuant to multi-year supply arrangements. Although no assurances can be given, we have been successful historically in continuing these multi-year customer supply arrangements. Additionally, in general, many of these arrangements provide that during the term the customer may receive competitive proposals for all or up to a portion of the products we furnish to the customer. We have the right to retain the business subject to the terms and conditions of the competitive proposal. If we match a competitive proposal, it may result in reduced sales prices for the products that are the subject of the proposal. If we choose not to match a competitive proposal, we may lose the sales that were the subject of the proposal. Moreover, due to our fixed costs, we may be unable to maintain our margins at past levels if we are not able to achieve capacity utilization rates similar to prior periods in our manufacturing facilities.
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
DEMAND FOR OUR PRODUCTS COULD BE AFFECTED BY CHANGES IN LAWS AND REGULATIONS APPLICABLE TO FOOD AND BEVERAGES AND CHANGES IN CONSUMER PREFERENCES.
We manufacture and sell sustainable rigid packaging solutions for consumer goods products. Many of our products are used to package food and beverages, and therefore they come into direct contact with these products. Accordingly, such products must comply with various laws and regulations for food and beverages applicable to our customers. Changes in such laws and regulations could negatively impact our customers’ demand for our products as they comply with such changes and/or require us to make changes to our products. Additionally, because our products are used to package consumer goods, we are subject to a variety of risks that could influence consumer behavior and negatively impact demand for our products, including changes in consumer preferences driven by various health-related and environmental concerns and perceptions. For example, due largely to changes in consumer preferences, we changed the coatings and compounds in most of our metal closure and metal container products to not intentionally include bisphenol A in such coatings and compounds, resulting in additional costs. In addition, some U.S. states have passed or are contemplating legislation restricting, and the European Union recently adopted a measure to restrict, the use of materials that contain certain per-and polyfluoroalkyl substances (PFAS) in packaging, which may require us to incur costs to modify our products in order to comply with these requirements.
OUR FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO OBTAIN SUFFICIENT QUANTITIES OF RAW MATERIALS OR MAINTAIN OUR ABILITY TO PASS RAW MATERIAL PRICE INCREASES THROUGH TO OUR CUSTOMERS.
We purchase steel, aluminum, plastic resins and other raw materials from various suppliers. Sufficient quantities of these raw materials may not be available in the future, whether due to reductions in capacity because of, among other things, significant consolidation of, and facility closings by, suppliers, increased demand in excess of available supply, unforeseen events such as significant hurricanes and other extreme weather conditions or natural disasters, government imposed quotas or tariffs, pandemics, political unrest and instability or other reasons. Temporary industry-wide shortages of certain raw materials have occurred in the past and can lead to increased raw material prices. In addition, such materials are subject to price fluctuations due to a number of factors, including increases in demand or decreases in availability for such raw materials, the availability of other substitute materials, tariffs, increases in the frequency, severity or duration of extreme weather-related events, other supply chain challenges and general economic conditions, all of which are beyond our control.
Over the last few years, there has been significant consolidation of suppliers of steel worldwide. In addition, tariffs, quotas and court cases have negatively impacted the ability and desire of steel suppliers to competitively supply steel outside of their countries. The United States has imposed tariffs and quotas on steel supply into the United States from certain foreign countries, which has increased the cost of steel imported into the United States as well as ultimately steel manufactured in the United States. Additionally, exemptions from tariffs granted by the United States have been inconsistent and unpredictable. In Europe, quotas and tariffs on foreign steel supply have negatively impacted the ability of foreign steel suppliers to supply steel into Europe. Additional tariffs and/or quotas or other limitations on steel supply could further negatively impact the ability and desire of steel suppliers to competitively supply steel outside of their countries. Our metal container and metal closures supply agreements with our customers provide for the pass through of changes in our metal costs. For our customers without long-term agreements, we also generally increase prices to pass through increases in our metal costs. However, the impact of tariffs and quotas could create challenges for us and our customers in passing through costs related to such tariffs and quotas.
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
Although no assurances can be given, we expect to be able to purchase sufficient quantities of raw materials to timely meet all of our customers’ requirements in 2025. Additionally, although no assurances can be given, we generally have been able to pass raw material cost increases, including as a result of tariffs, through to our customers. The loss of our ability to pass those cost increases through to our customers or the inability of our suppliers to meet our raw material requirements, however, could have a materially adverse impact on our business, financial condition or results of operations.
GLOBAL ECONOMIC CONDITIONS, DISRUPTIONS IN CREDIT MARKETS AND IN MARKETS GENERALLY AND THE INSTABILITY OF THE EURO COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.
The global financial markets have experienced substantial disruption, including, among other things, volatility in securities prices, bank failures, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Additionally, the global economy and certain geographies in which we operate and sell our products have experienced recessions, and economic uncertainty is generally continuing worldwide. Most recently, global markets have experienced significant inflation which created greater economic uncertainty, particularly as banking authorities have increased interest rates to combat inflation. Our interest and other debt expense before loss on early extinguishment of debt was $47.0 million higher in 2023 than in 2022 primarily due to the impact of higher interest rates. Our business, financial condition, results of operations and ability to obtain additional financing in the future, including on terms satisfactory to us, could be adversely affected due to, among other risks we face, any such economic conditions, disruptions of the global financial markets or of markets generally or tightening of credit in the financial markets.
Economic conditions and disruptions in the credit markets and in markets generally could also harm the liquidity or financial position of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us or reduce our customers’ purchases from us or our suppliers' supply to us, any of which could negatively affect our business, financial condition or results of operations. Additionally, under such circumstances, the creditworthiness of the counterparties to our interest rate and commodity pricing transactions could deteriorate, thereby increasing the risk that such counterparties fail to meet their contractual obligations to us.
Global markets are also susceptible to other disruptions and resulting negative impacts from other occurrences and events, such as conflicts in different parts of the world and pandemics and contagious diseases, which could negatively affect global markets and the global economy. Such occurrences and events could cause or require us, our suppliers or our customers to temporarily suspend operations in affected regions, otherwise disrupt or affect our, our suppliers’ or our customers’ operations or businesses, disrupt supply chains and logistics, commerce and travel, or cause an economic downturn or otherwise negatively impact consumer behavior and demand. Any such occurrences, events or disruptions could have a material adverse impact on our business, financial condition or results of operations.
A number of industries have generally experienced supply chain challenges, which in many cases have resulted in longer lead times and additional costs. These supply chain challenges have been due to a variety of events, including the COVID-19 pandemic, labor supply issues, significant inflation and the conflict in the Middle East. As a result of supply chain challenges, we incurred additional costs that impacted our results of operations and experienced longer lead times for certain equipment purchases. Additionally, many of our customers and suppliers were impacted by these supply chain challenges, which negatively impacted our businesses. Continued supply chain challenges or additional supply chain challenges could negatively impact our businesses and have a material adverse impact on our financial condition or results of operations.
A SUBSTANTIALLY LOWER THAN NORMAL CROP YIELD MAY REDUCE DEMAND FOR OUR METAL CONTAINERS AND CLOSURES FOR FOOD PRODUCTS.
Our metal containers business is dependent, in part, upon the vegetable and fruit harvests in the midwest and western regions of the United States and, to a lesser extent, in a variety of national growing regions in Europe. Our dispensing and specialty closures business is also dependent, in part, upon the vegetable and fruit harvests. The size and quality of these harvests varies from year to year, depending in large part upon the weather conditions in applicable regions, and our results of operations could be impacted accordingly. For example, severe weather in 2024 negatively impacted and prematurely ended the fruit and vegetable harvests earlier than expected, which had a negative impact on our results of operations in our metal containers segment. Additionally, climate change and the increasing frequency, severity or duration of extreme weather conditions, including hurricanes, unexpected freezing weather conditions, wildfires, flooding, tornadoes and droughts, could adversely affect these harvests and cause us to incur additional costs to prepare for, respond to and mitigate the effects of such conditions. As a consequence, our results of operations could be negatively impacted. Our sales, income from operations and net income could be materially adversely affected in a year in which crop yields are substantially lower than normal.
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
THE COST OF PRODUCING AND SUPPLYING , AND THE AVAILABILITY AND COST OF CERTAIN RESOURCES NECESSARY TO PRODUCE AND SUPPLY, OUR PRODUCTS MAY BE ADVERSELY AFFECTED BY VARIOUS FACTORS.
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
Many countries, including the United States, have imposed tariffs on imported products from certain other countries, including products and components supplied cross border within a company. In addition, certain other countries may impose tariffs in response to such tariffs. We engage in some cross border supply within our businesses, and tariffs imposed on these types of activities could increase the cost of our products and could adversely impact our results of operations. Additionally, local suppliers tend to increase prices for their products due to the protection offered by tariffs. Any such increases would increase the cost of our products and could adversely impact our results of operations.

In addition, our businesses may be adversely affected by changes in the availability or cost of certain resources that are necessary to produce and supply our products (including electrical power, natural gas, and oil). For example, our businesses rely on a continuous energy supply to conduct their respective operations. If the availability of energy or certain other resources is reduced or interrupted for a significant period of time, our businesses’ ability to produce and supply our products may be hampered, which could have a material adverse effect on our business, financial condition or results of operations. The cost of energy may also be impacted by factors outside our control, including due to conflicts or other factors. Many of our international operations depend on the availability of natural gas. If the current conflict in Russia and Ukraine is not resolved, any further sanctions imposed or actions taken by the United States or other countries, and any retaliatory measures by Russia in response, could affect the price and supply of natural gas throughout Europe, including our facilities in Europe. It is uncertain when conditions will improve, if at all, or whether additional governmental sanctions will be enacted in future periods, and it is not possible to predict the direct and indirect impacts of this evolving situation and its effect on future periods. Such a disruption in the supply of natural gas could impact our ability to continue our operations at such facilities at normal levels and otherwise cause disruptions at our facilities in Europe, which could have a material adverse impact on our business, financial condition or results of operations.
WE MAY BE UNABLE TO ACHIEVE, OR MAY BE DELAYED IN ACHIEVING, ADEQUATE RETURNS FROM OUR EFFORTS TO OPTIMIZE OUR OPERATIONS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
We continually strive to improve our operating performance and further enhance our franchise positions in our businesses through the investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions and the optimization of our manufacturing facilities footprints. For example, in late 2023 we announced a comprehensive cost reduction initiative to achieve $50 million of cost savings over the following two years from footprint rationalizations and other cost reduction actions in all of our businesses. Our operations include complex manufacturing systems as well as intricate scheduling and numerous geographic and logistical complexities associated with our facilities and our customers’ facilities. Accordingly, our efforts to achieve productivity improvements, manufacturing efficiencies and manufacturing cost reductions and to optimize our manufacturing facilities footprints are subject to a number of risks and uncertainties that could impact our ability to achieve adequate returns from our efforts as planned. These risks and uncertainties include, among others, completing any such efforts on time and as planned and retaining customers impacted thereby.
IF WE WERE REQUIRED TO WRITE-DOWN ALL OR PART OF OUR GOODWILL OR TRADE NAMES, OUR NET INCOME AND NET WORTH COULD BE MATERIALLY ADVERSELY AFFECTED.
As a result of our acquisitions, we have $2.3 billion of goodwill and $32.1 million of indefinite-lived trade names recorded on our consolidated balance sheet at December 31, 2024. We are required to periodically determine if our goodwill and trade names have become impaired, in which case we would write-down the impaired portion. If we were required to write-down all or part of our goodwill or trade names, our net income and net worth could be materially adversely affected.

INCREASED INFORMATION TECHNOLOGY SECURITY THREATS AND MORE SOPHISTICATED AND TARGETED COMPUTER CRIME COULD POSE A RISK TO OUR SYSTEMS, NETWORKS, PRODUCTS, SOLUTIONS AND SERVICES.
In order to conduct our business without interruption, we rely on information technology systems, networks and services, some of which are managed, hosted and provided by third-party service providers. These systems, networks or services could fail on their own accord or may be vulnerable to a variety of interruptions or shutdowns, including interruptions or shutdowns due to cyberattacks or other similar disruptions, natural disasters, power outages, telecommunications failures, terrorist attacks or failures during the process of upgrading or replacing software or hardware. Although we have not experienced any material breaches or material losses related to cybersecurity incidents, cyberattacks or other disruptions to date, increased global security threats, employees working remotely more often and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and those of our third-party service providers and the confidentiality, availability and integrity of our data. Depending on their nature and scope, such threats could potentially lead to adverse consequences which could be material, including, but not limited to, the loss of data due to damaged or destroyed servers, the compromise of confidential information, including confidential information relating to our employees and customers, improper use of our systems and networks, manipulation and destruction of data, defective products, our inability to access our systems, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. A cyberattack or other disruption may also result in a financial loss, including potential fines or other payments for failure to safeguard data.

We have taken steps and incurred costs and continue to take steps and incur costs to further strengthen the security of our computer systems and continue to assess, maintain and enhance the ongoing effectiveness of our information security systems. While we attempt to mitigate these risks by employing a number of measures, including development and implementation of cybersecurity policies and procedures, employee training, monitoring of our networks and systems and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognizable until launched against a target or until a breach has already occurred. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. It is therefore possible that in the future we may suffer a criminal attack where unauthorized parties gain access to personal information or other sensitive data in our possession or otherwise disrupt our business, and we may not be able to identify any such incident in a timely manner.
We collect, maintain and have access to data and information that is subject to data privacy and security laws, data protection laws and applicable regulations. The interpretation and application of such laws, including federal, state and international laws, relating to the collection, processing, use, retention, disclosure, security and transfer of personal data in the United States (including but not limited to the California Consumer Privacy Act and other state consumer privacy laws where applicable), Europe (including but not limited to the European Union's General Data Protection Regulation) and elsewhere, are evolving. Despite our efforts to protect such information, breaches or misplaced or lost data could have a materially adverse impact on our business.
As a result of cyberattack threats and existing and new data protection requirements, we have incurred and expect to continue to incur ongoing operating costs as part of our efforts to protect and safeguard our sensitive data and personal information. These efforts also may divert management and employee attention from other business and growth initiatives. A breach in information privacy could result in legal or reputational risks and could have a materially adverse impact on our business, financial condition and results of operations.

RISKS RELATED TO OUR INDEBTEDNESS
OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR CASH FLOW.
At December 31, 2024, we had $4.15 billion of total consolidated indebtedness. We incurred much of this indebtedness as a result of financing acquisitions and refinancing our previously outstanding debt. In addition, at December 31, 2024, after taking into account outstanding letters of credit of $20.5 million, we had up to $1.48 billion of revolving loans available to be borrowed under our Credit Agreement. We also have available to us under our Credit Agreement an uncommitted multi-currency incremental loan facility in an amount of up to an additional $1.5 billion (which amount may be increased as provided in our Credit Agreement), which may take the form of one or more incremental term loan facilities, increased commitments under our revolving loan facility and/or incremental indebtedness in the form of senior secured loans and/or notes, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness. In October 2024, we borrowed €868.0 million of term loans and revolving loans under our Credit Agreement, including a €700.0 million incremental term loan, which we used, along with cash on hand, to fund the purchase price for our acquisition of Weener Packaging, which term and revolving loans were subsequently refinanced by a new €900.0 million term loan when we further amended our Credit Agreement in November 2024.
A significant portion of our cash flow must be used to service our indebtedness and is therefore not available to be used in our business. In 2024, we paid $160.2 million in interest on our indebtedness. Our ability to generate cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. In addition, a significant portion of our indebtedness bears interest at floating rates, and therefore a substantial increase in interest rates could adversely impact our results of operations. After the London Interbank Offered Rate, or LIBOR, expired on June 30, 2023, we transitioned to using the Secured Overnight Financing Rate, or SOFR, in place of LIBOR. SOFR has a limited history and SOFR-based reference rates may perform differently from LIBOR, which may affect our net interest expense, change our market risk profile and require changes to our financing strategies. Based on the average outstanding amount of our variable rate indebtedness in 2024, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2024 interest expense by an aggregate amount of approximately $11.3 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2024.
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
DESPITE OUR CURRENT LEVELS OF INDEBTEDNESS, WE MAY INCUR ADDITIONAL DEBT IN THE FUTURE, WHICH COULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.
We are continually evaluating and pursuing acquisition opportunities in the consumer goods packaging market and may incur additional indebtedness, including indebtedness under our Credit Agreement, to finance any such acquisitions and to fund any resulting increased operating needs. For example, in October 2024, we funded the purchase price for Weener Packaging with €868.0 million of term and revolving loan borrowings under our Credit Agreement, which we subsequently refinanced with a new €900.0 million term loan when we amended our Credit Agreement in November 2024. If new debt is added to our current debt levels, the related risks we now face could increase. We will have to effect any new financing in compliance with the agreements governing our then existing indebtedness. The indentures governing the 3¼% Senior Notes due 2025, or the 3¼% Notes, our 4⅛% Senior Notes due 2028, or the 4⅛% Notes, our 2¼% Senior Notes due 2028, or the 2¼% Notes, and our 1.4% Senior Notes, or the 1.4% Notes, do not prohibit us from incurring additional indebtedness.
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
As of December 31, 2024, we employed approximately 12,800 hourly employees on a full-time basis. Approximately 32 percent of our hourly plant employees in the United States and Canada as of that date were represented by a variety of unions, and most of our hourly employees in Europe, Asia, South America and Central America were represented by a variety of unions or other labor organizations. Our labor contracts expire at various times between 2025 and 2027. We cannot assure you that, upon expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms no less favorable to us than current agreements. Disputes with the unions representing our employees could result in strikes or other labor protests that could disrupt our operations and divert the attention of management from operating our business. A strike or work stoppage could make it difficult for us to find a sufficient number of people with the necessary skills to replace those employees. Prolonged work stoppages at our facilities could have a material adverse effect on our business, financial condition or results of operations.

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
We maintain noncontributory, defined benefit pension plans covering some of our U.S. employees, which we fund based on certain actuarial assumptions. The plans’ assets consist primarily of fixed income securities and, to a lesser extent, other securities. In 2023, we changed our investment allocations for our U.S. pension benefit plans to a liability driven investment strategy that more closely matches plan assets with plan liabilities primarily using long duration fixed income securities, thereby reducing, but not eliminating, investment performance risk of the assets of such plans. If the investments of the plans do not perform at expected levels, then we may have to contribute additional funds to ensure that the plans will be able to pay out benefits as scheduled. Such an increase in funding would result in a decrease in our available cash flow. In addition, any such investment performance significantly below our expected levels could adversely impact our results of operations. For example, the significant market declines in investment values during 2022 as compared to our assumed rate of return for the plans for that year had a non-cash unfavorable impact of approximately $48.0 million on other pension income in our results of operations in 2023.
WE PARTICIPATE IN MULTIEMPLOYER PENSION PLANS UNDER WHICH, IN THE EVENT OF CERTAIN CIRCUMSTANCES, WE COULD INCUR ADDITIONAL LIABILITIES WHICH MAY BE MATERIAL AND MAY NEGATIVELY AFFECT OUR FINANCIAL RESULTS.
We currently participate in two multiemployer pension plans which provide defined benefits to certain of our union employees. In 2022, we withdrew from participating in the United Food & Commercial Workers - Local One Pension Fund, or the UFCW Pension Fund. As a result of such withdrawal, we expect to incur cash expenditures for the withdrawal liability of approximately $0.1 million annually until 2042. In 2019, we withdrew from participating in the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan. As a result of such withdrawal, we expect to incur cash expenditures for the withdrawal liability of approximately $2.6 million annually until 2040. Because of the nature of multiemployer pension plans, there are risks associated with participating in such plans that differ from single-employer pension plans. Amounts contributed by an employer to a multiemployer pension plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer.  In the event that another participating employer to a multiemployer pension plan in which we participate no longer contributes to such plan, the unfunded obligations of such plan may be borne by the remaining participating employers, including us. In such event, our required contributions to such plan could increase, which could negatively affect our financial condition and results of operations. In the event that we withdraw from participation in a multiemployer pension plan in which we participate or otherwise cease to make contributions to such a plan or in the event of the termination of such a plan, we would be required under applicable law to make withdrawal liability payments to such plan in respect of the unfunded vested benefits of such plan, which unfunded vested benefits could be significant. Such withdrawal liability payments could be material and could negatively affect our financial condition and results of operations. For further information with respect to our withdrawal from the Central States Pension Plan and the UFCW Pension Fund, please see Notes 4 and 13 to our Consolidated Financial Statements for the year ended December 31, 2024 included elsewhere in this Annual Report.

RISKS RELATED TO INTERNATIONAL OPERATIONS
OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO VARIOUS RISKS THAT MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.
Our international operations generated approximately $1.69 billion, or approximately 29 percent, of our consolidated net sales in 2024. As of February 1, 2025, we have a total of 63 manufacturing facilities in a total of 25 countries outside of the United States, including Canada, Mexico and countries located in Europe, Asia and South America, serving customers in approximately 100 countries worldwide. Our business strategy may include continued expansion of international activities, such as with our recent acquisition of Weener Packaging. Accordingly, the risks associated with operating in foreign countries, including Canada, Mexico and countries located in Europe, Asia and South America, may have a negative impact on our liquidity and net income. For example, the current economic uncertainty throughout the world, the current conflict in Russia and Ukraine, the current situation and recent geopolitical disruptions in the Middle East and the current trade uncertainty throughout the world may have an adverse effect on our results of operations and financial condition. As a result of the current conflict in Russia and Ukraine, we shut down and ceased operations at our two metal container manufacturing facilities in Russia at the beginning of 2023, resulting in a reduction in net sales in our metal containers segment of $54.3 million in 2023 as compared to 2022.
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
We continually review our compliance with environmental and other laws, such as the Occupational Safety and Health Act and other laws regulating noise exposure levels and other safety and health concerns in the production areas of our plants in the United States and environmental protection, health and safety laws and regulations abroad. We may incur liabilities for noncompliance, or substantial expenditures to achieve compliance, with environmental and other laws or changes thereto in the future or as a result of the application of additional laws and regulations to our business, including those limiting greenhouse gas emissions, those requiring compliance with the European Commission’s registration, evaluation and authorization of chemicals (REACH) procedures, those requiring compliance with the European Commission's Corporate Sustainability Reporting Directive (CSRD) and those imposing changes that would have the effect of increasing the cost of producing or would otherwise adversely affect the demand for plastic products. In addition, stricter regulations, or stricter interpretations of existing laws or regulations, may impose new liabilities on us, and we may become obligated in the future to incur costs associated with the investigation and/or remediation of contamination at our facilities or other locations. Such liabilities, expenditures and costs could have a material adverse effect on our capital expenditures, results of operation, financial condition or competitive position.
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
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. We also need to adapt our internal control over financial reporting as our business grows and changes. As we grow our business and acquire other businesses, our internal controls could become increasingly complex, requiring more time and resources. As further discussed in Item 9A, “Controls and Procedures,” included elsewhere in this Annual Report, management concluded that we maintained effective internal control over financial reporting as of December 31, 2024. There is no assurance that, in the future, material weaknesses will not be identified that would cause management to change its conclusion as to the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, and we may be required to restate previously published financial information, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

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
We utilize a comprehensive, multi-layered approach for our cybersecurity management which is generally aligned with the National Institute on Standards and Technology Cybersecurity Framework. We have a number of controls and procedures in place to recognize potential cybersecurity threats and potential incidents and elevate such potential incidents to senior management and our outside advisors to determine the scope and materiality of such incidents. Automated tools and our third party security operation center provide alerts to our cybersecurity staff regarding potential threats. We also use an array of defenses to protect our cybersecurity environment and mitigate cybersecurity threats, including multi-factor authentication, access controls, email filtering, firewalls, intrusion prevention and detection systems, partitioning and encryption of information, backup and data recovery procedures, malware defenses, disaster recovery and incident plan responses, hardware and software updates and patching, and related programs. We regularly assess the efficacy of these defenses and mitigation measures and implement improvements, focusing on critical matters and threats. To further promote a culture of cybersecurity awareness and defense, we also have regular educational and training sessions for our relevant employee population about the importance of cybersecurity and our key information more generally.
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
We have extensive incident response plans in place that provide a documented framework to, among other things, identify the critical steps to be taken for immediate access, rescue and recovery actions when a system disruption occurs. We also have comprehensive business continuity plans in place for disruptions, including a system disruption, that include recovery actions and alternate methods including manual work arounds that allow us to continue operating and shipping products. Our incident response plans and business continuity plans are regularly reviewed and updated, with a focus on continuous improvement.
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
In support of such oversight process of our Board of Directors, our management maintains robust cybersecurity management processes. Our cybersecurity function is led by our Executive Vice President, Corporate Development and Administration and our Vice President of our Business Technology Group. Our Vice President of our Business Technology Group has been with us for over 36 years in various roles related to information technology, cybersecurity and support of our business and enterprise systems. He has over 39 years of direct experience in multiple roles related to information technology and cybersecurity and a deep understanding of how information technology data and specialized software and hardware relates to our business operations. Our Vice President of our Business Technology Group also has significant experience in identifying third party cybersecurity risks and integrating acquired companies into our cybersecurity environment.
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

ITEM 2. PROPERTIES.
We own and lease properties for use in the ordinary course of business. Our properties consist primarily of 62 manufacturing facilities for our dispensing and specialty closures business, 39 manufacturing facilities for our metal containers business, and 22 manufacturing facilities for our custom containers business. We own 69 of these facilities and lease 54. The leases expire at various times through 2040. Some of these leases contain renewal options as well as various purchase options.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is quoted on the New York Stock Exchange under the symbol SLGN. As of January 31, 2025, we had 25 holders of record of our common stock.
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
ISSUER PURCHASES OF EQUITY SECURITIES
On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026, of which we repurchased approximately $206.7 million of our common stock. We did not repurchase any of our equity securities in the fourth quarter of 2024. Accordingly, at December 31, 2024, we had approximately $93.3 million remaining for the repurchase of our common stock under this authorization.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is intended to assist you in understanding our consolidated financial condition and results of operations for the three-year period ended December 31, 2024. Our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report contain detailed information that you should refer to in conjunction with the following discussion and analysis.
GENERAL
We are a leading manufacturer and supplier of sustainable rigid packaging solutions for the world's essential consumer goods products. We currently produce dispensing and specialty closures for the fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden markets; steel and aluminum containers for pet and human food and general line products; and custom designed plastic containers for the pet and human food, consumer health and pharmaceutical, personal care, home care, lawn and garden and automotive markets. We are a leading worldwide manufacturer of dispensing and specialty closures, a leading manufacturer of metal containers in North America and Europe, the largest manufacturer of metal food containers in North America with a unit volume market share in the United States for the year ended December 31, 2024 of more than half of the market, and a leading manufacturer of custom containers in North America for a variety of markets.
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
We are a leading worldwide manufacturer of dispensing systems and specialty closures for fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden products. Since 2003, following our acquisition of the White Cap closures operations in the United States, net sales of our dispensing and specialty closures business have increased to $2.3 billion in 2024 as a result of both acquisitions and organic growth, representing a compound annual growth rate of approximately 12.1 percent over that period. We intend to pursue further acquisition opportunities in the dispensing and specialty closures markets, including in dispensing systems, such as our acquisition of Weener Packaging, or in adjacent markets, such as our acquisitions of Silgan Specialty Packaging and Silgan Unicep. Additionally, we expect to continue to generate organic growth in our dispensing and specialty closures business, particularly in dispensing systems. In 2024, net sales for our dispensing and specialty closures business increased approximately 4 percent as compared to 2023 primarily as a result of the acquisition of Weener Packaging in the fourth quarter of 2024 and higher volumes for dispensing products. Volume growth in dispensing products was offset by lower volumes for closures for food and beverage products, primarily due to customer destocking activities in the United States in the first half of 2024. For 2025, in addition to the full year benefit from the acquisition of Weener Packaging, we expect continued growth in our higher margin dispensing products and higher volume levels for our closures for food and beverage products as compared to 2024.
We are a leading manufacturer and supplier of metal containers in North America and Europe, primarily as a result of our acquisitions but also as a result of growth with existing customers. During the past 36 years, the metal food container market in North America has experienced significant consolidation primarily due to the desire by food processors to reduce costs and focus resources on their core operations rather than self-manufacture their metal food containers. Our acquisitions of the metal food container manufacturing operations of Nestlé, Dial, Del Monte, Birds Eye, Campbell, Pacific Coast and Purina Steel Can reflect this trend. We estimate that approximately six percent of the market for metal food containers in the United States is still served by self-manufacturers. Despite a relatively flat market, we increased our share of the market for metal food containers in the United States primarily through acquisitions and growth with existing customers, particularly in the growing pet food market. Since 1987, net sales of our metal containers business have increased to $2.9 billion, representing a compound annual growth rate of approximately 6.7 percent. We also enhanced our business by focusing on providing customers with high levels of quality and service, a more sustainable solution for their packaging needs and value-added features such as our Quick Top® easy-open ends, shaped metal food containers and alternative color offerings for metal food containers. In 2024, net sales for our metal containers business decreased by approximately 8 percent as compared to 2023 primarily as a result of the contractual pass through of lower raw material costs and a less favorable mix due to higher volumes of smaller containers for pet food markets and lower volumes of containers for fruit and vegetable markets. The decrease in volume for fruit and vegetable markets was driven by both the planned reduction in volumes by a large pack customer to reduce its working capital and severe weather in 2024 that negatively impacted and prematurely ended the fruit and vegetable packs. For 2025, we expect that volumes for our metal containers will improve over 2024, primarily driven by growth in pet food products and improved volumes for the fruit and vegetable markets.
We have improved the market position of our custom containers business since 1987, with net sales increasing to $649.6 million in 2024, representing a compound annual growth rate of approximately 5.5 percent over that period. We achieved this improved market position primarily through strategic acquisitions as well as through organic growth. The custom container market of the consumer goods packaging industry continues to be highly fragmented. We have focused on the segment of this market where custom design and decoration allows customers to differentiate their products such as in personal care. We may pursue further acquisition opportunities in markets where we believe that we can successfully apply our acquisition and value-added operating expertise and strategy. In 2024, net sales in our custom containers business increased 4 percent as compared to 2023 primarily due to higher volumes largely due to the commercialization of new business awards and a more favorable mix of products sold. For 2025, we expect volumes for our custom containers segment will improve over 2024 levels, primarily driven by the annualization of new business awards from 2024 as well as additional new business awards.
OPERATING PERFORMANCE
We have improved the operating performance of our plant facilities through the investment of capital for productivity improvements, manufacturing efficiencies, manufacturing cost reductions and the optimization of our manufacturing facilities footprints. Our acquisitions and investments have enabled us to rationalize plant operations and decrease overhead costs through plant closings and downsizings and to realize manufacturing efficiencies as a result of optimizing production scheduling. In late 2023, we announced a comprehensive cost reduction initiative to achieve $50 million of cost savings over the following two years from footprint rationalizations and other cost reduction actions in all of our businesses. As part of this initiative, we have already closed three dispensing and specialty closures manufacturing facilities, two metal container manufacturing facilities and one custom container manufacturing facility to date, relocating volumes from such facilities to other facilities, and we have announced the closing of an additional custom container manufacturing facility in 2025. In addition, as part of this initiative we have taken, and are continuing to take, actions to optimize production at several other manufacturing facilities across our network. As a result of this initiative, we realized approximately $20 million of cost savings in 2024, and we expect to realize additional cost savings in 2025 of approximately $30 million.

Historically, we have been successful in renewing our multi-year supply arrangements with our customers. We estimate that in 2025 approximately 90 percent of our projected metal containers sales and a majority of our projected dispensing and specialty closures and custom containers sales will be under multi-year arrangements.
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
USE OF CAPITAL
Historically, we have used leverage to support our growth and increase shareholder returns. Our stable and predictable cash flow, generated largely as a result of our long-term customer relationships and generally recession resistant business, supports our financial strategy. We intend to continue using reasonable leverage, supported by our stable cash flows, to make value enhancing acquisitions. In determining reasonable leverage, we evaluate our cost of capital and manage our level of debt to maintain an optimal cost of capital based on current market conditions. If acquisition opportunities are not identified over a long period of time, we may use our cash flow to repay debt, repurchase shares of our common stock or increase dividends to our stockholders or for other permitted purposes. In March 2022, we redeemed all $300.0 million aggregate principal amount of our outstanding 4¾% Notes with revolving loan borrowings under our Credit Agreement and cash on hand. In October 2024, we funded the purchase price for Weener Packaging with €868.0 million of term and revolving loan borrowings under our Credit Agreement, including a €700.0 million incremental term loan, and cash on hand. In November 2024, we amended our Credit Agreement to extend maturity dates to November 2029 for revolving loans and November 2030 for term loans, to refinance term and revolving loan borrowings which were used to fund the purchase price for Weener Packaging with a new €900.0 million term loan and to provide us with additional flexibility to pursue our strategic initiatives. You should also read Notes 3 and 9 to our Consolidated Financial Statements for the year ended December 31, 2024 included elsewhere in this Annual Report.
To the extent we utilize debt for acquisitions or other permitted purposes in future periods, our interest expense may increase. Further, since the revolving loan and term loan borrowings under our Credit Agreement bear interest at floating rates, our interest expense is sensitive to changes in prevailing rates of interest and, accordingly, our interest expense may vary from period to period. After taking into account interest rate swap agreements that we entered into to mitigate the effect of interest rate fluctuations, at December 31, 2024, we had $790.4 million of indebtedness, or approximately 19 percent of our total outstanding indebtedness, which bore interest at floating rates. Over the course of the year, we also borrow revolving loans under our revolving loan facilities which bear interest at floating rates to fund our seasonal working capital needs. Accordingly, during 2024 our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was approximately 29 percent of our total outstanding indebtedness. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2024 included elsewhere in this Annual Report for information regarding our interest rate swap agreements.
In light of our strategy to use leverage to support our growth and optimize shareholder returns, we have incurred and will continue to incur significant interest expense. For 2024, 2023 and 2022, our aggregate interest and other debt expense before loss on early extinguishment of debt as a percentage of our income before interest and income taxes was 32.3 percent, 29.1 percent and 21.0 percent, respectively.

RESULTS OF OPERATIONS
The following table sets forth certain income statement data expressed as a percentage of net sales for each of the periods presented. You should read this table in conjunction with our Consolidated Financial Statements for the year ended December 31, 2024 and the accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2024	2023	2022
Operating Data:
Net sales:
Dispensing and Specialty Closures	39.4%	37.1%	36.1%
Metal Containers	49.5	52.4	52.6
Custom Containers	11.1	10.5	11.3
Consolidated	100.0	100.0	100.0
Cost of goods sold	82.7	83.4	83.7
Gross profit	17.3	16.6	16.3
Selling, general and administrative expenses	7.5	6.4	6.5
Rationalization charges	1.0	0.2	1.1
Other pension and postretirement (income) expense	—	0.1	(0.7)
Income before interest and income taxes	8.8	9.9	9.4
Interest and other debt expense	2.9	2.9	2.0
Income before income taxes	5.9	7.0	7.4
Provision for income taxes	1.2	1.6	2.1
Income before equity in earnings of affiliates	4.7	5.4	5.3
Equity in earnings of affiliates, net of tax	—	—	—
Net income	4.7%	5.4%	5.3%

Summary results for our reportable segments for the years ended December 31, 2024, 2023 and 2022 are provided below.

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Net sales:
Dispensing and Specialty Closures	$2,304.4	$2,221.4	$2,316.7
Metal Containers	2,900.7	3,140.8	3,371.8
Custom Containers	649.6	626.0	723.0
Consolidated	$5,854.7	$5,988.2	$6,411.5
Income before interest and income taxes:
Dispensing and Specialty Closures	$290.0	$281.0	$323.0
Metal Containers	228.9	287.4	234.2
Custom Containers	55.4	52.8	92.5
Corporate	(59.2)	(25.8)	(47.7)
Consolidated	$515.1	$595.4	$602.0

YEAR ENDED DECEMBER 31, 2024 COMPARED WITH YEAR ENDED DECEMBER 31, 2023
Net Sales. Consolidated net sales were $5.9 billion in 2024, representing a 2.2 percent decrease as compared to 2023 primarily due to the unfavorable impact from the pass through of lower raw material costs in the metal containers and dispensing and specialty closures segments, lower organic volumes in the dispensing and specialty closures segment and a less favorable mix of products sold in the metal containers segment. These decreases were partially offset by the inclusion of net sales from Weener Packaging, which was acquired in the fourth quarter of 2024, a more favorable mix of products sold in the dispensing and specialty closures and custom containers segments and higher volumes in the custom containers segment.
Gross Profit. Gross profit margin increased 0.7 percentage points to 17.3 percent in 2024 as compared to 16.6 percent in 2023 for the reasons discussed below in “Income before Interest and Income Taxes.”
Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of consolidated net sales increased 1.1 percentage point to 7.5 percent for 2024 as compared to 6.4 percent in 2023. Selling, general and administrative expenses increased $53.7 million in 2024 as compared to 2023. The increase in selling, general and administrative expenses was primarily due to $28.4 million of costs attributed to announced acquisitions, the inclusion of selling, general and administrative expenses from Weener Packaging incurred in the fourth quarter of 2024 and insurance proceeds received in 2023.
Income before Interest and Income Taxes. Income before interest and income taxes for 2024 decreased by $80.3 million as compared to 2023, and margin decreased to 8.8 percent from 9.9 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of higher rationalization charges of $51.1 million in 2024, higher selling, general and administrative costs primarily due to $28.4 million of costs attributed to announced acquisitions, a less favorable mix of products sold and lower fixed cost absorption in the metal containers segment, the unfavorable impact in the European operations of the metal containers segment of the sale of higher cost metal inventory from the prior year due to lower metal costs in 2024 and lower organic unit volumes in the dispensing and specialty closures segment. These decreases were partially offset by improved manufacturing productivity and cost performance in the dispensing and specialty closures and custom containers segments, a more favorable mix of products sold in the dispensing and specialty closures and custom containers segments, the inclusion of the results of Weener Packaging and higher volumes in the custom containers segment. Income before interest and income taxes included rationalization charges of $59.5 million and $8.4 million in 2024 and 2023, respectively. Rationalization charges in 2024 primarily related to plant closings in connection with our comprehensive cost reduction initiative announced in late 2023. Rationalization charges in 2023 included a rationalization credit of $17.7 million related to a loss recovery from Oesterreichische Kontrollbank Aktiengesellschaft, or OeKB, an Austrian entity that provides financial services including credit insurance, in respect of net assets in Russia that were written off in 2022.
Interest and Other Debt Expense. Interest and other debt expense for 2024 was $167.4 million, a decrease of $5.9 million as compared to $173.3 million for 2023 due to lower average borrowings and lower weighted average interest rates, partially offset by a loss on early extinguishment of debt of $1.1 million in 2024.
Provision for Income Taxes. The effective tax rates for 2024 and 2023 were 20.7 percent and 22.8 percent, respectively. The effective tax rate for 2024 benefited primarily from tax restructuring activities in our foreign operations and the reversal of tax reserves due the expiration of statute of limitations. The effective tax rate for 2023 benefited primarily from the reversal of tax reserves from a historical acquisition.

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
Income before Interest and Income Taxes. Income before interest and income taxes for 2023 decreased by $6.6 million as compared to 2022, while margin increased to 9.9 percent from 9.4 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of lower volumes across all segments, the favorable impact in 2022 from inventory management programs in the metal containers and dispensing and specialty closures segments, other pension and postretirement expense in 2023 as compared to other pension and postretirement income in 2022, the unfavorable impact of higher costs related to labor challenges that impacted output at a U.S. food and beverage closures facility, cost recovery in the prior year of certain customer project expenditures in the dispensing and specialty closures segment and a less favorable mix of products sold in the custom containers segment. These decreases were partially offset by lower rationalization charges, the $25.2 million charge in 2022 for the settlement with the European Commission, the favorable impact in 2023 from price increases primarily related to inflation in other manufacturing costs in all segments, a more favorable mix of products sold in the dispensing and specialty closures segment and lower selling, general and administrative costs across all segments. Income before interest and income taxes included rationalization charges of $8.4 million and $74.1 million in 2023 and 2022, respectively. Rationalization charges in 2022 included $73.8 million primarily related to the write-off of net assets of operations in Russia, partially offset by a rationalization credit of $8.5 million related to finalizing the liability for the withdrawal from the Central States Pension Plan in 2019. Rationalization charges in 2023 included a rationalization credit of $17.7 million related to a loss recovery from OeKB in respect of such net assets in Russia.
Interest and Other Debt Expense. Interest and other debt expense for 2023 was $173.3 million, an increase of $47.0 million as compared to $126.3 million for 2022 due primarily to higher weighted average interest rates.
Provision for Income Taxes. The effective tax rates for 2023 and 2022 were 22.8 percent and 28.1 percent, respectively. The effective tax rate in 2022 was unfavorably impacted by the write-off of net assets related to operations in Russia and the European Commission settlement, each of which was non-deductible.

NON-GAAP MEASURES
Generally accepted accounting principles in the United States are commonly referred to as GAAP. A non-GAAP financial measure is generally defined as a financial measure that purports to measure financial performance, financial position or liquidity but excludes or includes amounts that could not be so adjusted in the most comparable GAAP measure. Adjusted EBIT and adjusted EBIT margin are unaudited supplemental measures of financial performance that the Company uses, which are not required by, or presented in accordance with, GAAP and therefore are non-GAAP financial measures. These non-GAAP financial measures should not be considered as alternatives to income before interest and income taxes or any other measures derived in accordance with GAAP. Such non-GAAP financial measures should not be considered in isolation or as a substitute for any financial data prepared in accordance with GAAP and may not be comparable to similarly titled measures used by other companies. The Company uses such non-GAAP financial measures because it considers them to be important and useful supplemental measures of its and its segments’ financial performance which provide a more complete understanding of the Company and its segments than could be obtained absent such non-GAAP financial measures. The Company believes that it is important and useful to present these non-GAAP financial measures because they allow for a better period-over-period comparison of results by removing the impact of items that, in management’s view, do not reflect the Company’s or its segments’ core operating performance and including the Company's share of the net operating results of its affiliates which are joint ventures. Management uses these non-GAAP financial measures to review and analyze the operating performance of the Company and its segments. Investors and others are urged to review and consider carefully the adjustments made by management to the most comparable GAAP financial measure to arrive at these non-GAAP financial measures.
Adjusted EBIT, a non-GAAP financial measure, means income before interest and income taxes excluding, as applicable, acquired intangible asset amortization expense, other pension (income) expense for U.S. pension plans, rationalization charges (credits), the impact from charges for the write-up of acquired inventory required under purchase accounting, the charge for the European Commission settlement and costs attributed to announced acquisitions and including, as applicable, equity in earnings of affiliates, net of tax. Adjusted EBIT margin, a non-GAAP financial measure, means adjusted EBIT divided by segment net sales.
Acquired intangible asset amortization expense is a non-cash expense related to acquired operations that management believes is not indicative of the ongoing performance of the acquired operations. Since the Company’s U.S. pension plans are significantly over funded and have no required cash contributions for the foreseeable future based on current regulations, management views other pension (income) expense from the Company’s U.S. pension plans, which excludes service costs, as not reflective of the operational performance of the Company or its segments. While rationalization costs are incurred on a regular basis, management views these costs more as an investment to generate savings rather than period costs. The write-up of acquired inventory required under purchase accounting is viewed by management as part of the acquisition and is a non-cash charge that is not considered to be indicative of the ongoing performance of the acquired operations. The charge for the European Commission settlement is nonrecurring and non-operational and relates to prior years and is not indicative of the ongoing cost structure of the Company or its segments. Costs attributed to announced acquisitions consist of third party fees and expenses that are viewed by management as part of the acquisition and not indicative of the ongoing cost structure of the Company. The Company's management views the operating performance of its affiliates which are joint ventures as part of the Company's operating performance and therefore believes that the Company's share of the net operating results of its affiliates which are joint ventures should be included in the Company's adjusted EBIT.

A reconciliation of such non-GAAP financial measures for the periods presented is provided below:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Dispensing and Specialty Closures
Income before interest and income taxes (EBIT)	$290.0	$281.0	$323.0
Acquired intangible asset amortization expense	46.7	47.2	46.8
Other pension (income) expense for U.S. pension plans	(1.0)	1.1	(11.0)
Equity in earnings of affiliates, net of tax	0.7	—	—
Rationalization charges	23.1	11.3	1.0
Purchase accounting write-up of inventory	6.1	—	—
Adjusted EBIT	$365.6	$340.6	$359.8

Metal Containers
Income before interest and income taxes (EBIT)	$228.9	$287.4	$234.2
Acquired intangible asset amortization expense	1.4	1.4	1.2
Other pension (income) expense for U.S. pension plans	(2.3)	1.5	(26.3)
Rationalization charges (credits)	14.4	(7.9)	73.1
Adjusted EBIT	$242.4	$282.4	$282.2

Custom Containers
Income before interest and income taxes (EBIT)	$55.4	$52.8	$92.5
Acquired intangible asset amortization expense	4.5	4.5	4.5
Other pension (income) expense for U.S. pension plans	(0.9)	1.0	(10.2)
Rationalization charges	22.0	5.0	—
Adjusted EBIT	$81.0	$63.3	$86.8

Corporate
Loss before interest and income taxes (EBIT)	$(59.2)	$(25.8)	$(47.7)
European Commission settlement	—	—	25.2
Costs attributed to announced acquisitions	28.4	—	—
Adjusted EBIT	$(30.8)	$(25.8)	$(22.5)

Total Adjusted EBIT	$658.2	$660.5	$706.3

DISPENSING AND SPECIALTY CLOSURES SEGMENT

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)

Net sales	$2,304.4	$2,221.4	$2,316.7
Income before interest and income taxes (EBIT)	290.0	281.0	323.0
Income before interest and income taxes margin (EBIT margin)	12.6%	12.6%	13.9%
Adjusted EBIT	$365.6	$340.6	$359.8
Adjusted EBIT margin	15.9%	15.3%	15.5%

In 2024, net sales for the dispensing and specialty closures segment increased $83.0 million, or 3.7 percent, as compared to 2023. This increase was primarily the result of the acquisition of Weener Packaging in the fourth quarter of 2024 and a more favorable mix of products sold, partially offset by lower organic unit volumes of two percent, the pass through of lower raw material costs and the impact of unfavorable foreign currency translation of approximately $6 million. The decrease in unit volumes was principally the result of lower unit volumes for closures for food and beverage markets primarily due to customer destocking priorities in the first half of 2024.
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
In 2024, adjusted EBIT of the dispensing and specialty closures segment increased $25.0 million as compared to 2023, and adjusted EBIT margin increased to 15.9 percent from 15.3 percent over the same periods. The increase in adjusted EBIT was primarily due to improved manufacturing productivity and cost performance, the inclusion of the results of Weener Packaging and a more favorable mix of products sold, partially offset by lower organic unit volumes.
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

METAL CONTAINERS SEGMENT

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)

Net sales	$2,900.7	$3,140.8	$3,371.8
Income before interest and income taxes (EBIT)	228.9	287.4	234.2
Income before interest and income taxes margin (EBIT margin)	7.9%	9.2%	6.9%
Adjusted EBIT	$242.4	$282.4	$282.2
Adjusted EBIT margin	8.4%	9.0%	8.4%

In 2024, net sales for the metal containers segment decreased $240.1 million, or 7.6 percent, as compared to 2023. This decrease was primarily the result of the contractual pass through of lower raw material costs and a less favorable mix of products sold, partially offset by the impact of favorable foreign currency translation of approximately $4 million. Higher volumes for the pet food markets were offset by lower volumes for fruit and vegetable markets which were negatively impacted by a planned reduction in volumes by a large pack customer to reduce its working capital and severe weather that negatively impacted and prematurely ended the fruit and vegetable packs.
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
In 2024, adjusted EBIT of the metal containers segment decreased $40.0 million as compared to 2023, and adjusted EBIT margin decreased to 8.4 percent from 9.0 percent for the same periods. The decrease in adjusted EBIT was primarily due to a less favorable mix of products sold, the unfavorable impact of lower fixed cost absorption as a result of a significantly lower inventory build in the current year due to a reduction in pack plans of a large fruit and vegetable customer to reduce its working capital, the unfavorable impact of selling higher cost metal inventory from the prior year in our European operations due to lower metal costs in 2024 and higher selling, general and administrative costs.
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

CUSTOM CONTAINERS SEGMENT

	Year Ended December 31,
	2024	2023	2022
	(Dollars in millions)

Net sales	$649.6	$626.0	$723.0
Income before interest and income taxes (EBIT)	55.4	52.8	92.5
Income before interest and income taxes margin (EBIT margin)	8.5%	8.4%	12.8%
Adjusted EBIT	$81.0	$63.3	$86.8
Adjusted EBIT margin	12.5%	10.1%	12.0%

In 2024, net sales for the custom containers segment increased $23.6 million, or 3.8 percent, as compared to 2023. This increase was primarily the result of higher volumes of approximately three percent largely due to the commercialization of new business awards and a more favorable mix of product sold, partially offset by unfavorable foreign currency translation of approximately $2 million.
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
In 2024, adjusted EBIT of the custom containers segment increased $17.7 million as compared to 2023, and adjusted EBIT margin increased to 12.5 percent from 10.1 percent over the same periods. The increase in adjusted EBIT was primarily attributable to a more favorable mix of products sold, improved operating efficiencies and higher volumes.
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
In October 2024, we borrowed €868.0 million of term loans and revolving loans under our Credit Agreement, including a €700.0 million incremental term loan to fund, along with cash on hand, the purchase price for Weener Packaging.
On November 4, 2024, we and certain of our wholly owned subsidiaries amended the Credit Agreement by entering into a Fifth Amendment to Amended and Restated Credit Agreement, or the Fifth Amendment, with the Lenders thereunder and Wells Fargo Bank, National Association, as Administrative Agent. The Fifth Amendment:
•refinanced outstanding term loans and revolving loans thereunder and extended the maturity dates to (i) November 4, 2029 with respect to revolving loans and (ii) November 4, 2030 with respect to term loans;
•increased the aggregate amount of Euro term loans thereunder from €700.0 million to €900.0 million, with the additional €200.0 million of Euro term loans being used to repay revolving loans under the Credit Agreement that were used to fund a portion of the purchase price for Weener Packaging and to pay fees, expenses and costs associated with the Fifth Amendment;
•removed the springing maturity date provisions that would have shortened the maturity dates under the Credit Agreement to the date that is 91 days prior to the maturity dates of the 3¼% Notes and the 1.4% Notes (unless such notes were refinanced or repaid prior thereto);
•improved the interest rate margin grid for term loans;

•increased the uncommitted multi-currency incremental loan facility from $1.25 billion to $1.5 billion;
•amended certain covenants to provide additional flexibility; and
•amended certain other terms of the Credit Agreement.

As a result of the Fifth Amendment, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.1 million in 2024 for the write-off of unamortized debt issuance costs.
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
You should also read Notes 3 and 9 to our Consolidated Financial Statements for the year ended December 31, 2024 included elsewhere in this Annual Report with regard to our debt.
In 2024, we used cash provided by operating activities of $721.9 million, proceeds from the incurrence of debt of $983.6 million to fund the acquisition of Weener Packaging, net of cash acquired, for $921.6 million, net capital expenditures and other investing activities of $254.7 million, the repayment of long-term debt of $100.0 million, dividends paid on our common stock of $82.1 million, decreases in outstanding checks of $75.6 million, the repayment of principal amounts under finance leases of $27.6 million, net repayments of revolving loans of $18.1 million, repurchases of our common stock of $9.3 million, debt issuance costs of $8.4 million and to increase cash and cash equivalents (including the negative effect of exchange rate changes of $28.2 million) by $179.9 million.
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
At December 31, 2024, we had $4.15 billion of total consolidated indebtedness and cash and cash equivalents on hand of $822.9 million. In addition, at December 31, 2024, we had outstanding letters of credit of $20.5 million and no outstanding revolving loan borrowings under our Credit Agreement.
Under our Credit Agreement, we have available to us $1.5 billion of revolving loans under a multi-currency revolving loan facility. Revolving loans under our Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and refinancings and repayments of other debt. Revolving loans may be borrowed, repaid and reborrowed under the revolving loan facilities from time to time until November 4, 2029. At December 31, 2024, after taking into account outstanding letters of credit of $20.5 million, borrowings available under the revolving loan facilities of our Credit Agreement were $1.48 billion. Under our Credit Agreement, we also have available to us an uncommitted multi-currency incremental loan facility in an amount of up to an additional $1.5 billion (which amount may be increased as provided in our Credit Agreement), which may take the form of one or more incremental term loan facilities, increased commitments under the revolving loan facilities and/or incremental indebtedness in the form of senior secured loans and/or notes, and we may incur additional indebtedness as permitted by our Credit Agreement and our other instruments governing our indebtedness. You should also read Notes 3 and 9 to our Consolidated Financial Statements for the year ended December 31, 2024 included elsewhere in this Annual Report.

Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales. As is common in the packaging industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. Our peak seasonal working capital requirements have historically averaged approximately $375.0 million and were generally funded with revolving loans under our senior secured credit facility, other foreign bank loans and cash on hand. For 2025, we expect to fund our seasonal working capital requirements with cash on hand, revolving loans under our Credit Agreement and foreign bank loans. We may use the available portion of revolving loans under our Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes, including acquisitions, capital expenditures, dividends, stock repurchases and refinancing and repayments of other debt.
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
For our customer-based SCF arrangements, we negotiate the terms of such SCF arrangements with the applicable financial institutions providing such SCF arrangements independent of our agreements with our customers. Under such SCF arrangements, we elect to sell our receivables for the applicable customer to the applicable financial institution on a non-recourse basis at a discount or credit spread based upon the creditworthiness of such customer. Such customer is then obligated to pay the applicable financial institution with respect to such receivables on their due date. Upon any such sale, we no longer have any credit risk with respect to such receivables, and we will have accelerated our receipt of cash in respect of such receivables thereby reducing our net working capital. Payments in respect of receivables sold under such SCF arrangements are reflected in net cash provided by operating activities in our Consolidated Statements of Cash Flows. Separate from such SCF arrangements, we generally maintain the contractual right with customers in respect of which we have entered into SCF arrangements to require shorter payment terms or require our customers to negotiate shorter payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Approximately 12 percent of our annual net sales for each of the years ended December 31, 2024 and 2023 were subject to customer-based SCF arrangements. Based on our estimate, we improved our days sales outstanding by approximately 24 days for 2024 as a result of such customer-based SCF arrangements.
For our suppliers, we believe that we negotiate the best terms possible, including payment terms. In connection therewith, we initiated a SCF program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. A participating supplier negotiates its receivables sale arrangements directly with the financial institution under this SCF program. While we are not party to, and do not participate in the negotiation of, such arrangements, such financial institution allows a participating supplier to utilize our creditworthiness in establishing a credit spread in respect of the sale of its receivables from us as well as other applicable terms. This may provide a supplier with more favorable terms than it would be able to secure on its own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in this SCF program and reaches an agreement with the financial institution, the supplier independently elects which individual invoices to us that they sell to the financial institution. All of our payments to a participating supplier are paid to the financial institution on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to the financial institution. The financial institution then pays the supplier on the invoice due date under our agreement with such supplier for any invoices not previously sold by the supplier to the financial institution. Amounts due to a supplier that elects to participate in this SCF program are included in accounts payable in our Consolidated Balance Sheet, and the associated payments are reflected in net cash provided by operating activities in our Consolidated Statements of Cash Flows. Separate from this SCF program, we and suppliers who participate in this SCF program generally maintain the contractual right to require the other party to negotiate in good faith the existing payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Approximately 12 percent of our Cost of Goods Sold in our Consolidated Statements of Income for each of the years ended December 31, 2024 and 2023 were subject to this SCF program. At December 31, 2024, outstanding trade accounts payables subject to this SCF program were approximately $303.7 million.

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
On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026. In 2024, we did not repurchase any of our common stock under such authorization. In 2023, we repurchased a total of 3,893,098 shares of our common stock at an average price per share of $44.86, for a total purchase price of $174.6 million. In 2022, we repurchased an aggregate of 786,235 shares of our common stock at an average price per share of $40.80, for a total purchase price approximately $32.1 million. As of December 31, 2024, we had approximately $93.3 million remaining for the repurchase of our common stock under this authorization.
In addition to our operating cash needs and excluding any impact from acquisitions, we believe our cash requirements over the next few years will consist primarily of:
•capital expenditures of approximately $300.0 million in 2025, and thereafter annual capital expenditures of approximately the same amount which may increase as a result of specific growth or specific cost savings projects;
•principal payments of bank term loans and revolving loans under our Credit Agreement and other outstanding debt agreements and obligations (excluding finance leases) of $712.4 million in 2025, $592.5 million in 2026, $181.1 million in 2027, $1.30 billion in 2028, and $1.33 billion thereafter;
•cash payments for quarterly dividends on our common stock as approved by our Board of Directors;
•annual payments to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested, which payments are dependent upon the price of our common stock at the time of vesting and the number of restricted stock units that vest, none of which is estimable at this time (payments in 2024 were not significant);
•our interest requirements, including interest on revolving loans (the principal amount of which will vary depending upon seasonal requirements) and term loans under our Credit Agreement, which bear fluctuating rates of interest, the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes;
•payments of approximately $130.0 million for federal, state and foreign tax liabilities in 2025, which may increase annually thereafter; and
•payments for postretirement benefit and foreign pension benefit plan obligations, which are not expected to be significant.
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
Our Credit Agreement contains restrictive covenants that, among other things, limit our ability to incur debt, sell assets and engage in certain transactions. The indentures governing the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes contain certain covenants that generally restrict our ability to create liens, engage in sale and leaseback transactions, issue guarantees and consolidate, merge or sell assets. We do not expect these limitations to have a material effect on our business or our results of operations. We are in compliance with all financial and operating covenants contained in our financing agreements and believe that we will continue to be in compliance during 2025 with all of these covenants.

CONTRACTUAL OBLIGATIONS
Our contractual cash obligations at December 31, 2024 are provided below:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)
Long-term debt obligations	$4,108..5	$712.4	$773.6	$1,476.0	$1,146.5
Interest on fixed rate debt	132.7	48.6	75.5	7.6	1.0
Interest on variable rate debt(1)	456.4	91.2	173.1	143.5	48.6
Operating lease obligations(2)	261.7	58.5	81.4	43.4	78.4
Finance lease obligations(2)	55.4	6.7	8.4	6.9	33.4
Purchase obligations(3)	36.0	36.0	—	—	—
Other pension and postretirement benefit obligations(4)(5)	95.0	7.0	15.0	16.0	57.0
Total	$5,145.7	$960.4	$1,127.0	$1,693.4	$1,364.9
 ______________________
(1)These amounts represent expected cash payments of interest on our variable rate long-term debt under our Credit Agreement, after taking into consideration our interest rate swap agreements, at prevailing interest rates and foreign currency exchange rates at December 31, 2024.
(2)Operating and finance lease obligations include imputed interest.
(3)Purchase obligations represent commitments for capital expenditures of $36.0 million. Obligations that are cancellable without penalty are excluded.
(4)Other pension obligations consist of annual cash expenditures for the withdrawal liability related to the Central States Pension Plan through 2040 and the UFCW Local One Pension Fund through 2042 and for foreign pension plan and other postretirement benefit obligations which have been actuarially determined through the year 2034.
(5)Based on current legislation and the current funded status of our domestic pension benefit plans, there are no minimum required contributions to our pension benefit plans in 2025.
At December 31, 2024, we also had outstanding letters of credit of $20.5 million that were issued under our Credit Agreement.
You should also read Notes 4, 9, 10, 11 and 13 to our Consolidated Financial Statements for the year ended December 31, 2024 included elsewhere in this Annual Report.
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
Because we have indebtedness which bears interest at floating rates, our financial results will be sensitive to changes in prevailing market rates of interest. As of December 31, 2024, we had $4.15 billion of indebtedness outstanding, of which $1.8 billion bore interest at floating rates before giving effect to any interest rate swap agreements. Historically, we have entered into interest rate swap agreements to mitigate the effect of interest rate fluctuations. As of December 31, 2024, we have $300.0 million aggregate notional principal amount of U.S. dollar interest rate swap agreements outstanding, which mature in 2026, and €685.0 million aggregate notional principal amount of Euro interest rate swap agreements outstanding, which mature at various times through 2030. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility.

GUARANTEED SECURITIES
Each of the 3¼% Notes, the 4⅛% Notes, the 2¼% Notes and the 1.4% Notes were issued by us and are guaranteed by our U.S. subsidiaries that also guarantee our obligations under our Credit Agreement, collectively the Obligor Group.
The following summarized financial information relates to the Obligor Group as of and for the year ended December 31, 2024. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in our subsidiaries that are not part of the Obligor Group of $2.1 billion as of December 31, 2024 are not included in noncurrent assets in the table below.

2024
(Dollars in millions)

Current assets	$1,464.5
Noncurrent assets	4,279.5
Current liabilities	1,826.4
Noncurrent liabilities	3,987.8

At December 31, 2024, the Obligor Group held current receivables due from other subsidiary companies of $33.0 million; long-term notes receivable due from other subsidiary companies of $1.1 billion; and current payables due to other subsidiary companies of $19.0 million.

Year Ended
December 31, 2024
(Dollars in millions)

Net sales	$4,253.8
Gross profit	621.3
Net income	170.2

For the year ended December 31, 2024, net income in the table above excludes income from equity method investments of other subsidiary companies of $106.1 million. For the year ended December 31, 2024, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $52.3 million; net credits from such other subsidiary companies of $34.8 million; and net interest income from such other subsidiary companies of $41.6 million. For the year ended December 31, 2024, the Obligor Group received dividends from other subsidiary companies of $12.3 million.
RATIONALIZATION CHARGES
In 2024, we recognized rationalization charges of $59.5 million primarily related to the comprehensive cost reduction initiative we announced in late 2023 to achieve cost savings over the following two years from footprint rationalizations and other cost reduction actions in all of our segments. As part of this initiative, we have already closed three dispensing and specialty closures manufacturing facilities, two metal container manufacturing facilities and one custom container manufacturing facility to date, relocating volumes from such facilities to other facilities, and we have announced the closing of an additional custom container manufacturing facility in 2025. In addition, as part of this initiative we have taken, and are continuing to take, actions to optimize production at several other manufacturing facilities across our network.
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
Under our rationalization plans, we made cash payments of $34.3 million, $9.0 million and $9.9 million in 2024, 2023 and 2022, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan discussed above, remaining cash expenditures for our rationalization plans are expected to be $10.9 million. You should also read Note 4 to our Consolidated Financial Statements for the year ended December 31, 2024 included elsewhere in this Annual Report.
CRITICAL ACCOUNTING ESTIMATES
U.S. generally accepted accounting principles require estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes. Some of these estimates and assumptions require difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe that our accounting policies for pension expense and obligations and rationalization charges and testing goodwill and other intangible assets with indefinite lives for impairment reflect the more significant judgments and estimates in our consolidated financial statements. You should also read our Consolidated Financial Statements for the year ended December 31, 2024 and the accompanying notes included elsewhere in this Annual Report.
Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The discount rate represents the market rate for non-callable high-quality fixed income investments and is used to calculate the present value of the expected future cash flows for benefit obligations under our pension benefit plans. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense, while an increase in the discount rate decreases the present value of benefit obligations and decreases pension expense. A 25 basis point change in the discount rate would have a countervailing impact on our annual pension expense by approximately $1.0 million. For 2024, we increased our domestic discount rate to 5.7 percent from 5.3 percent to reflect market interest rate conditions. We consider the current and expected asset allocations of our U.S. pension benefit plans, as well as historical and expected long-term rates of return on those types of plan assets, in determining the expected long-term rate of return on plan assets. A 25 basis point change in the expected long-term rate of return on plan assets would have a countervailing impact on our annual pension expense by approximately $1.9 million. Our expected long-term rate of return on plan assets will remain at 5.5 percent in 2025. As of December 31, 2024, our U.S. pension plans are overfunded with plan assets of approximately 137 percent of projected benefit obligations. Given the overfunded status of our U.S. pension plans, we made changes to the investment allocations for our U.S pension plans at the end of 2023 to a liability driven investment strategy that more closely matches plan assets with plan liabilities primarily using long duration fixed income securities.
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

Goodwill and other intangible assets with indefinite lives are reviewed for impairment each year and more frequently if circumstances indicate a possible impairment. Our tests for goodwill impairment require us to make certain assumptions to determine the fair value of our reporting units. In 2024, we calculated the fair value of our reporting units using the market approach, which required us to estimate future expected earnings before interest, income taxes, depreciation and amortization, or EBITDA, and estimate EBITDA market multiples using publicly available information for each of our reporting units. Developing these assumptions requires the use of significant judgment and estimates. Actual results may differ from these forecasts. If an impairment were to be identified, it could result in additional expense recorded in our consolidated statements of income.
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
INTEREST RATE RISK
Our interest rate risk management objective is to limit the impact of interest rate changes on our net income and cash flow. To achieve our objective, we regularly evaluate the amount of our variable rate debt as a percentage of our aggregate debt. During 2024, our average outstanding variable rate debt, after taking into account the average outstanding notional amount of our interest rate swap agreements, was 29 percent of our average outstanding total debt. At December 31, 2024, our outstanding variable rate debt, after taking into account interest rate swap agreements, was approximately 19 percent of our outstanding total debt. Over the course of the year, we also borrow revolving loans under our revolving loan facilities which bear interest at variable rates to fund our seasonal working capital needs. From time to time, we manage a portion of our exposure to interest rate fluctuations in our variable rate debt through interest rate swap agreements. As of December 31, 2024, we have $300.0 million aggregate notional principal amount of U.S. dollar interest rate swap agreements outstanding, which mature in 2026, and €685.0 million aggregate notional principal amount of Euro interest rate swap agreements outstanding, which mature at various times through 2030. These agreements effectively convert interest rate exposure from variable rates to fixed rates of interest. We entered into these agreements with banks under our Credit Agreement, and our obligations under these agreements were guaranteed and secured on a pari passu basis with our obligations under our Credit Agreement. Depending upon future market conditions and our level of outstanding variable rate debt, we may enter into additional interest rate swap or hedge agreements (with counterparties that, in our judgment, have sufficient creditworthiness) to hedge our exposure against interest rate volatility. You should also read Notes 9 and 10 to our Consolidated Financial Statements for the year ended December 31, 2024 included elsewhere in this Annual Report.
Based on the average outstanding amount of our variable rate indebtedness in 2024, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted our 2024 interest expense by an aggregate of approximately $11.3 million, after taking into account the average outstanding notional amount of our interest rate swap agreements during 2024.
FOREIGN CURRENCY EXCHANGE RATE RISK
Currently, we conduct a portion of our manufacturing and sales activity outside the United States, primarily in Europe. In an effort to minimize foreign currency exchange risk, we have financed our acquisitions of our European operations primarily with borrowings denominated in Euros. We also have operations in Canada, Mexico, Asia and South America that are not considered significant to our consolidated financial statements. Where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency risk related to foreign operations. In addition, we are exposed to gains and losses from limited transactions of our operations denominated in a currency other than the functional currency of such operations. We are also exposed to possible losses in the event of a currency devaluation in any of the foreign countries where we have operations. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2024 included elsewhere in this Annual Report.
COMMODITY PRICING RISK
We purchase raw materials for our products such as metal and resins. These raw materials are generally purchased pursuant to contracts or at market prices established with the vendor. In general, we do not engage in hedging activities for these raw materials due to our ability to pass on price changes to our customers.
We also purchase commodities, such as natural gas and electricity, and are subject to risks on the pricing of these commodities. In general, we purchase these commodities pursuant to contracts or at market prices. We manage a portion of our exposure to natural gas price fluctuations through natural gas swap agreements. These agreements effectively convert pricing exposure for natural gas from market pricing to a fixed price. The total fair value of our natural gas swap agreements in effect at December 31, 2024 and 2023 and during such years was not significant. You should also read Note 10 to our Consolidated Financial Statements for the year ended December 31, 2024 included elsewhere in this Annual Report.

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
In 2024, we acquired Weener Packaging. You should read Note 3 to our Consolidated Financial Statements for the year ended December 31, 2024 included elsewhere in this Annual Report for further information on our acquisition of Weener Packaging. We are currently in the process of integrating the internal controls and procedures of Weener Packaging into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the SEC, we will include the internal controls and procedures of Weener Packaging in our annual assessment of the effectiveness of our internal control over financial reporting for our 2025 fiscal year.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, except for the internal controls of Weener Packaging, which constituted in the aggregate seven percent of our total assets, excluding goodwill and other intangible assets, net, as of December 31, 2024 and two percent of our consolidated net sales for the year then ended. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP (PCAOB ID: 42), our independent registered public accounting firm, and Ernst & Young LLP has issued an attestation report on our internal control over financial reporting which is provided below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS OF SILGAN HOLDINGS INC.
OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We have audited Silgan Holdings Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Silgan Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Weener Plastics Holding B.V., which is included in the 2024 consolidated financial statements of the Company and constituted seven percent of total assets, excluding goodwill and other intangible assets, net, as of December 31, 2024 and two percent of consolidated net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Weener Plastics Holding B.V.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Stamford, Connecticut
February 27, 2025

ITEM 9B. OTHER INFORMATION.
In the fourth quarter of our 2024 fiscal year, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information with respect to directors, executive officers and corporate governance required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2025.
ITEM 11. EXECUTIVE COMPENSATION.
The information with respect to executive compensation required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information with respect to security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information with respect to certain relationships and related transactions, and director independence required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information with respect to principal accountant fees and services required by this Item is incorporated here in this Annual Report by reference to our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report, for our annual meeting of stockholders to be held in 2025.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
FINANCIAL STATEMENTS:

SCHEDULE:

II.	Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022	F-44
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

3.6
Amendment to the Amended and Restated Certificate of Incorporation of Silgan Holdings Inc. to permit an increase in the size of the Board of Directors for a period of time (incorporated by reference to Exhibit 3.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, Commission File No. 001-41459).

3.7	Amended and Restated By-laws of Silgan Holdings Inc. (incorporated by reference to Exhibit 3.2 filed with our Current Report on Form 8-K, dated June 13, 2006, Commission File No. 000-22117).

3.8
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

*4.4
Third Supplemental Indenture to the Indenture, dated as of February 13, 2017, with respect to the 3¼% Senior Notes due 2025, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc., U.S. Bank Trust Company, National Association, as trustee, U.S. Bank Europe DAC, UK Branch, as paying agent, and U.S. Bank Europe DAC, as registrar and transfer agent.

Exhibit Number	Description

4.5	Form of Silgan Holdings Inc. 3¼% Senior Note due 2025 (incorporated by reference to Exhibit 4.3 filed with our Current Report on Form 8-K, dated February 17, 2017, Commission File No. 000-22117).

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

4.9
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

*4.10
Fourth Supplemental Indenture to the Indenture, dated as of November 12, 2019 with respect to the 4⅛% Senior Notes due 2028, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc. and U.S. Bank Trust Company, National Association, as trustee.

4.11	Form of Silgan Holdings Inc. 4⅛% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 filed with our Current Report on Form 8-K, dated November 12, 2019, Commission File No. 000-22117).

4.12
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

*4.15
Third Supplemental Indenture to the Indenture, dated as of February 26, 2020, with respect to the 2¼% Senior Notes due 2028, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc., U.S. Bank Trust Company, National Association, as trustee, U.S. Bank Europe DAC, UK Branch, as paying agent, and U.S. Bank Europe DAC, as registrar and transfer agent in respect of the 2¼% Senior Notes due 2028.

Exhibit Number	Description

4.16	Form of Silgan Holdings Inc. 2¼% Senior Note due 2028 (incorporated by reference to Exhibit 4.5 filed with our Current Report on Form 8-K, dated February 26, 2020, Commission File No. 000-22117).

4.17
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

*4.19
Second Supplemental Indenture to the Indenture, dated as of February 10, 2021, with respect to the 1.4% Senior Secured Notes due 2026, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc. and Computershare Trust Company, N.A., as trustee and collateral agent.

4.20
Form of Silgan Holdings Inc. 1.4% Senior Secured Note due 2026 (incorporated by reference to Exhibit 4.2 filed with our Current Report on Form 8-K, dated February 12, 2021, Commission File No. 000-22117).

4.21	Description of Securities (incorporated by reference to Exhibit 4.11 filed with our Annual Report on Form 10-K for the year ended December 31, 2019, Commission File No. 000-22117).

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

Exhibit Number	Description

10.5
Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 22, 2023, among Silgan Holdings Inc., Silgan Containers LLC, Silgan Plastics LLC, Silgan Containers Manufacturing Corporation, the other Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q, dated August 3, 2023, Commission File No. 001-41459).

10.6
Fifth Amendment to Amended and Restated Credit Agreement, dated as of November 4, 2024, among Silgan Holdings Inc., Silgan Containers LLC, Silgan Plastics LLC, Silgan Containers Manufacturing Corporation, Silgan International Holdings B.V., Silgan Dispensing Systems Holdings Company, the other Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K, dated November 4, 2024, Commission File No. 001-41459).

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

*+10.11	Employment Agreement, dated December 23, 2024, between Silgan Holdings Inc. and Philippe Chevrier.

*+10.12	Officer Agreement, dated February 3, 2025, between Silgan Holdings Inc. and Philippe Chevrier.

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

+10.15
Amendment No. 2 to Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K, dated February 23, 2023, Commission File No. 001-41459).

+10.16
Amendment No. 3 to Silgan Holdings Inc. Senior Executive Performance Plan (incorporated by reference to Exhibit 10.2 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, Commission File No. 000-22117).

+10.17
Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A, dated April 21, 2015, Commission File No. 000-22117).

+10.18
Amendment to the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, Commission File No. 000-22117).

+10.19
Second Amendment to the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, Commission File No. 000-22117).

Exhibit Number	Description

+10.20
Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, Commission File No. 000-22117).

+10.21
Silgan Holdings Inc. Second Amended and Restated 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 filed with our Registration Statement on Form S-8, dated May 30, 2023, Commission File No. 333-272264).

+10.22
Form of Restricted Stock Unit Agreement (Employee) under the Silgan Holdings Inc. Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 filed with our Quarterly Report on Form 10-Q, dated August 3, 2023, Commission File No. 001-41459).

+10.23
Form of Restricted Stock Unit Agreement (Outside Director) under the Silgan Holdings Inc. Second Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 filed with our Quarterly Report on Form 10-Q, dated August 3, 2023, Commission File No. 001-41459).

+10.24
Silgan Containers Corporation Supplemental Executive Retirement Plan, as amended (incorporated by reference to Exhibit 10.4 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, Commission File No. 000-22117).

+10.25
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

+10.28
Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, Commission File No. 000-22117).

10.29
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

*19	Silgan Holdings Inc. Trading Policy.

*21	Subsidiaries of the Registrant.

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities.

*23	Consent of Ernst & Young LLP.

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit Number	Description

97	Clawback Policy (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K for the year ended December 31, 2023, Commission File No. 001-41459).

*101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_________________
*Filed herewith.
+ Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILGAN HOLDINGS INC.

Date: February 27, 2025	By:	/s/ Adam J. Greenlee
Adam J. Greenlee
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. Allott	Chairperson of the Board	February 27, 2025
(Anthony J. Allott)

/s/ Leigh J. Abramson	Director	February 27, 2025
(Leigh J. Abramson)

/s/ William T. Donovan	Director	February 27, 2025
(William T. Donovan)

/s/ Robert B. Lewis	Director	February 27, 2025
(Robert B. Lewis)

/s/ Brad A. Lich	Director	February 27, 2025
(Brad A. Lich)

/s/ Fiona Cleland Nielsen	Director	February 27, 2025
(Fiona Cleland Nielsen)

/s/ Niharika Ramdev	Director	February 27, 2025
(Niharika Ramdev)

/s/ Adam J. Greenlee	Chief Executive Officer, President	February 27, 2025
(Adam J. Greenlee)	and Director
(Principal Executive Officer)

/s/ Kimberly I. Ulmer	Senior Vice President and	February 27, 2025
(Kimberly I. Ulmer)	Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Silgan Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Silgan Holdings Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Description of the Matter
At December 31, 2024, the Company’s goodwill was $2.3 billion. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment each year and more frequently if circumstances indicate a possible impairment.

Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units. In particular, the determination of the fair value of the reporting units using the market approach requires management to make a significant assumption related to the market multiples that are applied to the EBITDA forecast, which are affected by expectations of future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumption described above.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the methodologies and testing the significant assumption described above and the completeness and accuracy of the underlying data used by the Company to develop the assumption. For example, we compared the significant assumption used by management to current industry and economic trends and evaluated whether changes to such factors would affect the significant assumption. We performed sensitivity analyses over the significant assumption to evaluate the changes in the fair value of the reporting units that would result from changes in the assumption. In performing our testing, we utilized internal valuation specialists to assist us in evaluating the Company's valuation model and related significant assumption. In addition, we tested the reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Valuation of Intangible Assets from Acquisitions

Description of the Matter	As described in Note 3 to the consolidated financial statements, during the year ended December 31, 2024, the Company completed the Weener Plastics Holding B.V. acquisition for total consideration of $921.6 million, net of cash acquired. The initial purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities.

Auditing the Company's accounting for the Weener Plastics Holding B.V. acquisition required complex auditor judgement due to the significant estimation uncertainty inherent in determining the fair value of the identified intangible asset for acquired customer relationships. The significant estimation uncertainty was primarily due to the judgmental nature of the inputs to the valuation techniques used to measure the fair value of the customer relationships as well as the sensitivity of the respective fair value to the underlying significant assumptions. The significant assumptions used to estimate the fair value of the acquired customer relationships included discount rates, revenue growth rates and operating margins. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the valuation of intangible assets from the acquisition. For example, we tested controls over management's review of the valuation model and the significant assumptions described above.
To test the estimated fair value of the acquired customer relationships, we performed audit procedures that included, among others, assessing the appropriateness of the valuation methodology and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company. For example, we compared the revenue growth rates and operating margins to the historical results of the acquired business. We further performed sensitivity analyses to evaluate the changes in the fair value of the acquired customer relationships that would result from changes in the significant assumptions. In addition, we involved internal valuation specialists to assist us in our evaluation of the valuation methodology and certain significant assumptions used by the Company.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1987.
Stamford, Connecticut
February 27, 2025

SILGAN HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023
(Dollars in thousands, except share and per share data)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$822,854	$642,923
Trade accounts receivable, less allowances of $9,506 and $8,827, respectively	594,279	599,524
Inventories	928,056	940,808
Prepaid expenses and other current assets	177,494	165,727
Total current assets	2,522,683	2,348,982

Property, plant and equipment, net	2,282,903	1,961,585
Goodwill	2,316,031	2,018,241
Other intangible assets, net	869,468	721,023
Other assets, net	593,583	561,405
	$8,584,668	$7,611,236

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$716,932	$880,315
Trade accounts payable	1,111,607	1,075,913
Accrued payroll and related costs	108,834	97,886
Accrued liabilities	310,159	257,742
Total current liabilities	2,247,532	2,311,856

Long-term debt	3,419,921	2,546,451
Deferred income taxes	505,616	433,666
Other liabilities	422,018	429,905

Commitments and contingencies
Stockholders’ equity:
Common stock ($0.01 par value per share; 400,000,000 shares authorized, 175,112,496 shares issued and 106,794,650 and 106,499,955 shares outstanding, respectively)	1,751	1,751
Paid-in capital	367,871	353,848
Retained earnings	3,402,667	3,208,237
Accumulated other comprehensive loss	(353,357)	(251,361)
Treasury stock at cost (68,317,846 and 68,612,541 shares, respectively)	(1,429,351)	(1,423,117)
Total stockholders’ equity	1,989,581	1,889,358
	$8,584,668	$7,611,236

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2024, 2023 and 2022
(Dollars in thousands, except per share data)

	2024	2023	2022
Net sales	$5,854,694	$5,988,205	$6,411,499
Cost of goods sold	4,842,919	4,995,647	5,363,690
Gross profit	1,011,775	992,558	1,047,809
Selling, general and administrative expenses	438,390	384,377	417,015
Rationalization charges	59,481	8,412	74,081
Other pension and postretirement (income) expense	(1,191)	4,333	(45,249)
Income before interest and income taxes	515,095	595,436	601,962
Interest and other debt expense before loss on early extinguishment of debt	166,369	173,315	126,342
Loss on early extinguishment of debt	1,056	—	1,481
Interest and other debt expense	167,425	173,315	127,823
Income before income taxes	347,670	422,121	474,139
Provision for income taxes	71,977	96,156	133,291
Income before equity in earnings of affiliates	275,693	325,965	340,848
Equity in earnings of affiliates, net of tax	685	—	—
Net income	$276,378	$325,965	$340,848

Basic net income per share	$2.59	$3.00	$3.09
Diluted net income per share	$2.58	$2.98	$3.07

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2024, 2023 and 2022
(Dollars in thousands)

	2024	2023	2022
Net income	$276,378	$325,965	$340,848
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and net actuarial losses, net of tax (provision) benefit of $(2,872), $(7,691) and $8,908, respectively	3,535	23,210	(37,259)
Change in fair value of derivatives, net of tax benefit (provision) of $971, $(177) and $(483), respectively	(4,823)	556	1,555
Foreign currency translation, net of tax (provision) benefit of $(14,477), $3,802 and $(7,590), respectively	(100,708)	70,183	(49,778)
Other comprehensive (loss) income	(101,996)	93,949	(85,482)
Comprehensive income	$174,382	$419,914	$255,366

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2024, 2023 and 2022
(Dollars and shares in thousands, except per share data)

	2024	2023	2022
Common stock - shares outstanding
Balance at beginning of period	106,500	110,079	110,410
Net issuance of treasury stock for vested restricted stock units	295	314	455
Repurchases of common stock	—	(3,893)	(786)
Balance at end of period	106,795	106,500	110,079

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751
Paid-in capital
Balance at beginning of period	353,848	339,839	325,448
Stock compensation expense	15,524	15,572	16,832
Net issuance of treasury stock for vested restricted stock units	(1,501)	(1,563)	(2,441)
Balance at end of period	367,871	353,848	339,839
Retained earnings
Balance at beginning of period	3,208,237	2,961,079	2,691,745
Net income	276,378	325,965	340,848
Dividends declared on common stock	(81,948)	(78,807)	(71,514)
Balance at end of period	3,402,667	3,208,237	2,961,079
Accumulated other comprehensive loss
Balance at beginning of period	(251,361)	(345,310)	(259,828)
Other comprehensive (loss) income	(101,996)	93,949	(85,482)
Balance at end of period	(353,357)	(251,361)	(345,310)
Treasury stock
Balance at beginning of period	(1,423,117)	(1,239,103)	(1,196,420)
Net issuance of treasury stock for vested restricted stock units	(6,234)	(7,710)	(10,593)
Repurchases of common stock	—	(176,304)	(32,090)
Balance at end of period	(1,429,351)	(1,423,117)	(1,239,103)
Total stockholders' equity	$1,989,581	$1,889,358	$1,718,256

Dividends declared on common stock per share	$0.76	$0.72	$0.64

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2024, 2023 and 2022
(Dollars in thousands)

	2024	2023	2022
Cash flows provided by (used in) operating activities:
Net income	$276,378	$325,965	$340,848
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	275,884	263,233	262,788
Amortization of debt discount and debt issuance costs	5,472	5,365	5,457
Rationalization charges	59,481	8,412	74,081
Stock compensation expense	15,524	15,572	16,832
Loss on early extinguishment of debt	1,056	—	1,481
Deferred income tax (benefit) provision	(33,055)	33,108	(32,181)
Other changes that provided (used) cash, net of effects from acquisitions:
Trade accounts receivable, net	37,301	73,697	30,367
Inventories	57,723	(162,266)	5,797
Trade accounts payable	76,247	(3,820)	20,245
Accrued liabilities	(46,819)	(54,860)	42,846
Other, net	(3,319)	(21,810)	(20,149)
Net cash provided by operating activities	721,873	482,596	748,412
Cash flows provided by (used in) investing activities:
Purchase of businesses, net of cash acquired	(921,563)	—	(2,504)
Capital expenditures	(262,786)	(226,810)	(215,761)
Proceeds from asset sales	7,797	1,755	3,351
Other, net	258	1,242	(691)
Net cash (used in) investing activities	(1,176,294)	(223,813)	(215,605)
Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	993,088	1,122,095	828,561
Repayments under revolving loans	(1,011,203)	(1,121,054)	(818,551)
Repayment of principal amounts under finance leases	(27,627)	(2,911)	(2,858)
Changes in outstanding checks – principally vendors	(75,606)	99,144	(164,430)
Proceeds from issuance of long-term debt	983,588	12,305	6,042
Repayments of long-term debt	(100,000)	(58,083)	(301,285)
Debt issuance costs	(8,346)	—	—
Dividends paid on common stock	(82,055)	(78,894)	(71,948)
Repurchase of common stock	(9,317)	(183,993)	(45,124)
Net cash provided by (used in) financing activities	662,522	(211,391)	(569,593)

Effect of exchange rate changes on cash and cash equivalents	(28,170)	9,909	(9,031)

Cash and cash equivalents:
Net increase (decrease)	179,931	57,301	(45,817)
Balance at beginning of year	642,923	585,622	631,439
Balance at end of year	$822,854	$642,923	$585,622

Interest paid, net	$160,183	$155,399	$123,726
Income taxes paid, net of refunds	91,552	116,382	93,864

See notes to consolidated financial statements.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

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
Goodwill and Other Intangible Assets, Net. We review goodwill and other indefinite-lived intangible assets for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that goodwill and other indefinite-lived intangible assets were not impaired in our annual assessment

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

performed during the third quarter. Definite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis. Customer relationships have a weighted average life of approximately 22 years. Other definite-lived intangible assets consist primarily of trade names and technology know-how and have a weighted average life of approximately 11 years.
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
December 31, 2024, 2023 and 2022

NOTE 2. REVENUE

    The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

    Revenues by segment were as follows:

	2024	2023	2022
	(Dollars in thousands)
Dispensing and Specialty Closures	$2,304,370	$2,221,430	$2,316,690
Metal Containers	2,900,678	3,140,830	3,371,776
Custom Containers	649,646	625,945	723,033
	$5,854,694	$5,988,205	$6,411,499

Revenues by geography were as follows:

	2024	2023	2022
	(Dollars in thousands)
North America	$4,399,422	$4,582,356	$4,958,103
Europe and other	1,455,272	1,405,849	1,453,396
	$5,854,694	$5,988,205	$6,411,499

    Our contracts generally include standard commercial payment terms generally acceptable in each region. We do not provide financing with extended payment terms beyond generally standard commercial payment terms for the applicable industry. We have no significant obligations for refunds, warranties or similar obligations.

    Trade accounts receivable, net are shown separately on our Consolidated Balance Sheets. Contract assets are the result of the timing of revenue recognition, billings and cash collections. Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $115.6 million and $100.0 million as of December 31, 2024 and 2023, respectively. Unbilled receivables are included in trade accounts receivable, net on our Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

NOTE 3. ACQUISITION

WEENER PLASTICS HOLDING B.V. ACQUISITION

On October 15, 2024, we acquired all outstanding equity interests in Weener Plastics Holding B.V., or Weener Packaging, a leading producer of differentiated dispensing solutions for personal and health care and food products. Weener Packaging operates a global network of 19 facilities predominantly in Europe and the Americas, with approximately 4,000 employees and proprietary manufacturing technologies including significant clean room capabilities. This acquisition further broadened our extensive dispensing products portfolio in the personal and health care and food markets, expanded our product innovation capabilities, enhanced our advanced manufacturing technologies and added to our strong customer relationships.

The purchase price for this acquisition was $921.6 million, net of cash acquired. The purchase price is subject to adjustments for certain items as provided in the purchase agreement for the acquisition. We incurred acquisition related costs for Weener Packaging totaling $28.4 million for the year ended December 31, 2024, which are included in selling, general and administrative expenses in our Consolidated Statements of Income. We funded the purchase price for this acquisition with term and revolving loan borrowings, including a €700.0 million incremental term loan, under our amended and restated senior secured credit facility and cash on hand. See Note 9 for further information.

The initial purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition using valuation techniques including the income, cost and market approaches, primarily using Level 3 inputs (as defined in Note 10). Specifically, significant inputs included discount rates, net sales growth rates and operating margins. The purchase price allocation is preliminary and subject to change pending a final valuation of the assets and liabilities, including property, plant and equipment and intangible assets, and the related tax impact of any adjustments to such valuations. This may result in material changes to the estimated fair value of property, plant and equipment and intangible assets, as we continue to refine our estimates and assumptions based on information available at the acquisition date. In connection with this acquisition, we recorded a charge of $6.1 million related to the write-up of acquired inventory of Weener Packaging as a result of purchase accounting.

The allocated fair value of assets acquired and liabilities assumed are summarized as follows (in thousands):

Trade accounts receivable	$63,791
Inventories	63,533
Property, plant and equipment	373,588
Other intangible assets	230,852
Other assets	74,405
Trade accounts payable and accrued liabilities	(135,970)
Deferred income tax liabilities	(107,984)
Debt and other liabilities	(20,301)
Total identifiable net assets	541,914
Goodwill	379,649
Cash paid at closing, net of cash acquired	$921,563

Goodwill of $379.6 million consists largely of our increased capacity to serve our global customers and achieve operational synergies and has been assigned to our dispensing and specialty closures segment. A majority of the goodwill is not expected to be deductible for income tax purposes. Other intangible assets are included in our dispensing and specialty closures segment and consist of customer relationships of $168.3 million with an estimated remaining life of 24 years, trade names of $43.8 million with an estimated remaining life of 17 years and technology know-how of $18.8 million with an estimated remaining life of 8 years. Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives of up to 35 years.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

Weener Packaging's results of operations were included in our dispensing and specialty closures segment since the acquisition date and were not significant since such date.

NOTE 4. RATIONALIZATION CHARGES
We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment for each of the years ended December 31 were as follows:

	2024	2023	2022
	(Dollars in thousands)
Dispensing and Specialty Closures	$23,055	$11,285	$944
Metal Containers	14,469	(7,849)	73,137
Custom Containers	21,957	4,976	—
	$59,481	$8,412	$74,081

Rationalization charges of $59.5 million for the year ended December 31, 2024 primarily related to the comprehensive cost reduction initiative we announced in late 2023 to achieve cost savings over the following two years from footprint rationalizations and other cost reduction actions in all of our segments. As part of this initiative, we have already closed three dispensing and specialty closures manufacturing facilities, two metal container manufacturing facilities and one custom container manufacturing facility as of December 31, 2024, relocating volumes from such facilities to other facilities, and we have announced the closing of an additional custom container manufacturing facility in 2025. In addition, as part of this initiative we have taken, and are continuing to take, actions to optimize production at several other manufacturing facilities across our network.

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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

Activity in reserves for our rationalization plans was as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Down	Total
	(Dollars in thousands)
Balance as of January 1, 2022	$41,090	$157	$—	$41,247
Charged to expense	(1,657)	1,205	74,533	74,081
Utilized and currency translation	(7,792)	(1,203)	(74,533)	(83,528)
Balance at December 31, 2022	31,641	159	—	31,800
Charged to expense	12,314	6,175	(10,077)	8,412
Utilized and currency translation	(10,400)	(5,869)	10,077	(6,192)
Balance at December 31, 2023	33,555	465	—	34,020
Charged to expense	8,972	20,607	29,902	59,481
Utilized and currency translation	(13,209)	(21,072)	(29,902)	(64,183)
Balance at December 31, 2024	$29,318	$—	$—	$29,318

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
Rationalization reserves as of December 31, 2024 and 2023 were recorded in our Consolidated Balance Sheets as accrued liabilities of $3.8 million and $7.3 million, respectively, and as other liabilities of $25.5 million and $26.7 million, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan discussed above, remaining expenses and cash expenditures for our rationalization plans are expected to be $8.1 million and $10.9 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss is reported in our Consolidated Statements of Stockholders’ Equity. Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at January 1, 2022	$(119,474)	$(2,327)	$(138,027)	$(259,828)
Other comprehensive loss before reclassifications	(39,174)	2,195	(49,778)	(86,757)
Amounts reclassified from accumulated other comprehensive loss	1,915	(640)	—	1,275
Other comprehensive loss	(37,259)	1,555	(49,778)	(85,482)
Balance at December 31, 2022	(156,733)	(772)	(187,805)	(345,310)
Other comprehensive income before reclassifications	15,556	852	46,149	62,557
Amounts reclassified from accumulated other comprehensive loss	7,654	(296)	24,034	31,392
Other comprehensive income	23,210	556	70,183	93,949
Balance at December 31, 2023	(133,523)	(216)	(117,622)	(251,361)
Other comprehensive loss before reclassifications	(2,279)	(1,684)	(100,708)	(104,671)
Amounts reclassified from accumulated other comprehensive loss	5,814	(3,139)	—	2,675
Other comprehensive loss	3,535	(4,823)	(100,708)	(101,996)
Balance at December 31, 2024	$(129,988)	$(5,039)	$(218,330)	$(353,357)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the years ended December 31, 2024, 2023 and 2022 were net (losses) of $(7.6) million, $(10.2) million and $(2.9) million, respectively, excluding income tax benefits of $1.8 million, $2.5 million and $1.0 million, respectively. These net losses included amortization of net actuarial (losses) of $(7.5) million, $(11.0) million and $(4.3) million for the years ended December 31, 2024, 2023 and 2022, respectively, and amortization of net prior service (cost) credit of $(0.1) million, $0.8 million and $1.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization of net actuarial (losses) and net prior service (cost) credit is a component of net periodic benefit (cost) credit. See Note 13 for further discussion.
The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the years ended December 31, 2024, 2023 and 2022 were not significant. See Note 10 which includes a discussion of derivative instruments and hedging activities.
The foreign currency translation component of accumulated other comprehensive loss includes: (i) foreign currency (losses) gains related to translation of year-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. Dollar; (ii) foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature; and (iii) foreign currency gains (losses) related to our net investment hedges, net of tax. Foreign currency (losses) gains related to translation of year-end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. Dollar for the years ended December 31, 2024, 2023 and 2022 were $(147.6) million, $57.7 million and $(76.3) million, respectively. Foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature for the years ended December 31, 2024, 2023 and 2022 were $0.1 million, $2.0 million and $2.0 million, respectively. Foreign currency gains (losses) related to our net investment hedges for the years ended December 31, 2024, 2023 and 2022 were $61.3 million, $(17.3) million and $32.1 million, respectively, excluding an income tax (provision) benefit of $(14.5) million, $3.8 million and $(7.6) million, respectively. See Note 10 for further discussion. Foreign

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

currency translation losses reclassified from accumulated other comprehensive loss in 2023 were due to the shutdown of the two metal container manufacturing facilities in Russia.

NOTE 6. INVENTORIES
The components of inventories at December 31 were as follows:

	2024	2023
	(Dollars in thousands)
Raw materials	$450,389	$465,375
Work-in-process	199,030	219,462
Finished goods	530,406	556,737
Other	17,192	16,616
	1,197,017	1,258,190
Adjustment to value inventory at cost on the LIFO method	(268,961)	(317,382)
	$928,056	$940,808
Inventories include $264.7 million and $276.3 million recorded on the FIFO method at December 31, 2024 and 2023, respectively, and $195.5 million and $158.7 million recorded on the average cost method at December 31, 2024 and 2023, respectively.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net at December 31 was as follows:

	2024	2023
	(Dollars in thousands)
Land	$96,965	$82,760
Buildings and improvements	650,587	611,691
Machinery and equipment	4,122,498	3,788,029
Construction in progress	281,086	255,609
	5,151,136	4,738,089
Accumulated depreciation	(2,868,233)	(2,776,504)
	$2,282,903	$1,961,585

Depreciation expense in 2024, 2023 and 2022 was $223.3 million, $210.1 million and $210.2 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill were as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Total
	(Dollars in thousands)
Balance at December 31, 2022	$1,640,066	$118,574	$226,312	$1,984,952
Currency translation	30,906	1,925	458	33,289
Balance at December 31, 2023	1,670,972	120,499	226,770	2,018,241
Acquisition	379,649	—	—	379,649
Currency translation	(76,883)	(3,557)	(1,419)	(81,859)
Balance at December 31, 2024	$1,973,738	$116,942	$225,351	$2,316,031
The components of other intangible assets, net at December 31 were as follows:

	2024		2023
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(Dollars in thousands)
Definite-lived intangibles:
Customer relationships	$1,059,991	$(299,917)	$925,509	$(261,403)
Other	138,311	(61,057)	81,069	(56,292)
	1,198,302	(360,974)	1,006,578	(317,695)
Indefinite-lived intangibles:
Trade names	32,140	—	32,140	—
	$1,230,442	$(360,974)	$1,038,718	$(317,695)
In connection with our acquisition of Weener Packaging, as discussed in Note 3, we recognized intangible assets for customer relationships of $168.3 million, trade names of $43.8 million and technology know-how of $18.8 million.
Amortization expense in 2024, 2023 and 2022 was $52.6 million, $53.1 million and $52.6 million, respectively. Amortization expense is expected to be $59.3 million, $58.2 million, $57.5 million, $55.6 million and $54.2 million for the years ended December 31, 2025 through 2029, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

NOTE 9. LONG-TERM DEBT
Long-term debt at December 31 was as follows:

	2024	2023
	(Dollars in thousands)
Bank debt:
Bank revolving loans	$—	$—
U.S. term loans	850,000	950,000
Euro term loans	931,950	—
Other foreign bank revolving and term loans	35,725	56,243
Total bank debt	1,817,675	1,006,243
3¼% Senior Notes	673,075	717,990
4⅛% Senior Notes	600,000	600,000
2¼% Senior Notes	517,750	552,300
1.4% Senior Secured Notes	500,000	500,000
Finance leases	41,673	63,302
Total debt - principal	4,150,173	3,439,835
Less unamortized debt issuance costs and debt discount	13,320	13,069
Total debt	4,136,853	3,426,766
Less current portion	716,932	880,315
	$3,419,921	$2,546,451

AGGREGATE ANNUAL MATURITIES

The aggregate annual maturities of our debt (non-U.S. dollar debt has been translated into U.S. dollars at exchange rates in effect at the balance sheet date), excluding finance leases, are as follows (dollars in thousands):

2025	$712,416
2026	592,479
2027	181,155
2028	1,296,891
2029	179,097
Thereafter	1,146,462
$4,108,500
At December 31, 2024, the current portion of our long-term debt consisted of $673.1 million of 3¼% Senior Notes due 2025, $8.5 million of U.S. term loans and $9.3 million of Euro term loans under our senior secured credit facility, $21.5 million of other foreign bank revolving and term loans and $4.5 million of finance leases.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

BANK CREDIT AGREEMENT

On March 24, 2017, we completed an amendment and restatement of our previous senior secured credit facility and subsequently entered into five amendments to our amended and restated senior secured credit facility, as so amended, the Credit Agreement, on each of November 4, 2024, June 22, 2023, November 9, 2021, February 1, 2021 and May 30, 2018. The most recent amendment to the Credit Agreement entered into on November 4, 2024, or the Fifth Amendment:

•refinanced outstanding term loans and revolving loans thereunder and extended the maturity dates to (i) November 4, 2029 with respect to revolving loans and (ii) November 4, 2030 with respect to term loans;
•increased the aggregate amount of Euro term loans thereunder from €700.0 million to €900.0 million, with the additional €200.0 million of Euro term loans being used to repay revolving loans under the Credit Agreement that were used to fund a portion of the purchase price for Weener Packaging and to pay fees, expenses and costs associated with the Fifth Amendment;
•removed the springing maturity date provisions that would have shortened the maturity dates under the Credit Agreement to the date that is 91 days prior to the maturity dates of the 3¼% Senior Notes due 2025 and the 1.4% Senior Secured Notes due 2026 (unless such notes were refinanced or repaid prior thereto);
•improved the interest rate margin grid for term loans;
•increased the uncommitted multi-currency incremental loan facility from $1.25 billion to $1.5 billion;
•amended certain covenants to provide additional flexibility; and
•amended certain other terms of the Credit Agreement.

The applicable margins for term loans and for revolving loans and swingline loans are reset quarterly using the applicable margin schedule based on our Total Net Leverage Ratio (as defined in the Credit Agreement). The range for the applicable margin for term loans is 0.00 percent to 0.75 percent for Base Rate Loans and 1.00 percent to 1.75 percent for Eurocurrency Rate Loans and RFR Loans (each as defined in the Credit Agreement). The range for the applicable margin for revolving loans and swingline loans is 0.00 percent to 0.50 percent for U.S. dollar-denominated Base Rate Loans and Canadian dollar-denominated Canadian Prime Rate Loans, 1.00 percent to 1.50 percent for Eurocurrency Rate Loans and RFR Loans (other than SONIA RFR Loans) and 1.0326 percent to 1.5326 percent for revolving loans maintained as SONIA RFR Loans (each as defined in the Credit Agreement).

Revolving loans under the Credit Agreement generally may be borrowed, repaid and reborrowed from time to time until November 4, 2029, the maturity date for our multi-currency revolving loan facility under the Credit Agreement. Proceeds from revolving loans may be used for working capital and other general corporate purposes (including acquisitions, capital expenditures, dividends, stock repurchases and refinancings and repayments of other debt).

The current outstanding term loans under the Credit Agreement ($850.0 million and €900.0 million) mature on November 4, 2030 and are repayable in installments. U.S. term loans are repayable in installments as follows: $8.5 million on December 31, 2025, $42.5 million on December 31, 2026, $85.0 million on each of December 31, 2027, 2028 and 2029 and $544.0 million on November 4, 2030. Euro term loans are repayable in installments as follows: €9.0 million on December 31, 2025, €45.0 million on December 31, 2026, €90.0 million on each of December 31, 2027, 2028 and 2029 and €576.0 million on November 4, 2030. In 2024 and 2023, we repaid $100.0 million and $50.0 million of outstanding previous U.S. term loans under the Credit Agreement, respectively.

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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

The Credit Agreement also provides us with an uncommitted multi-currency incremental loan facility for up to U.S. $1.5 billion (which amount may be increased as provided in the Credit Agreement), which may take the form of one or more incremental term loan facilities under the Credit Agreement, increased commitments under the revolving loan facility under the Credit Agreement and/or incremental indebtedness in the form of secured loans and/or notes, subject to certain limitations. The uncommitted incremental loan facility provides, among other things, that any incremental loan borrowing shall:

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

At December 31, 2024, we had term loan borrowings outstanding under the Credit Agreement of $850.0 million and €900.0 million, totaling U.S. denominated $1.78 billion principal amount (with Euro denominated term loans translated at exchange rates in effect at such date). At December 31, 2023, we had term loan borrowings outstanding under the Credit Agreement of $950.0 million. At December 31, 2024 and 2023, we had no revolving loans outstanding under the Credit Agreement. At December 31, 2024, the margin for term loans maintained as Eurocurrency Rate Loans and RFR Loans was 1.50 percent, and the margin for term loans maintained as Base Rate Loans was 0.50 percent. At December 31, 2024, the margin for revolving loans maintained as Eurocurrency Rate Loans or RFR Loans (other than SONIA RFR Loans) was 1.25 percent, the margin for revolving loans maintained as SONIA RFR Loans was 1.2826 percent and the margin for revolving loans maintained as Base Rate Loans and Canadian Prime Rate loans was 0.25 percent. In accordance with the Fifth Amendment, the margin for term loans and revolving loans will be reset quarterly after March 31, 2025 based upon our Total Leverage Ratio as provided in the Credit Agreement. As of December 31, 2024, the interest rate on U.S. term loans and Euro term loans under the Credit Agreement was 6.21 percent and 4.77 percent, respectively.

The Credit Agreement provides for the payment of a commitment fee ranging from 0.20 percent to 0.30 percent per annum on the daily average unused portion of commitments available under the revolving loan facility (0.25 percent at December 31, 2024). The commitment fee is reset quarterly based upon our Total Net Leverage Ratio as provided in the Credit Agreement.

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

For 2024, 2023 and 2022, the weighted average annual interest rate paid on term loans under the Credit Agreement was 6.4 percent, 6.5 percent and 3.2 percent, respectively; and the weighted average annual interest rate paid on revolving loans under the Credit Agreement was 6.2 percent, 6.4 percent and 3.0 percent, respectively. From time to time, we enter into interest rate swap agreements to convert interest rate exposure from variable rates to fixed rates of interest. For 2024, 2023 and 2022, the weighted average annual interest rate paid on term loans under the Credit Agreement, after consideration of our interest rate swap agreements, was 5.9 percent, 6.2 percent and 3.3 percent, respectively. See Note 10 which includes a discussion of our interest rate swap agreements.

The indebtedness under the Credit Agreement is guaranteed by us, our U.S. subsidiaries and our Dutch subsidiary that is a borrower under the Credit Agreement. The stock of substantially all of our U.S. subsidiaries and certain of our Dutch subsidiaries and 65% of the stock of our Canadian and other non-U.S. subsidiaries directly

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

owned by our U.S. subsidiaries has been pledged as security to the lenders under the Credit Agreement. The Credit Agreement contains certain financial and operating covenants which limit, subject to certain exceptions, among other things, our ability to incur additional indebtedness; create liens; consolidate, merge or sell assets; make certain advances, investments or loans; enter into certain transactions with affiliates; and engage in any business other than the packaging business and certain related businesses. In addition, we are required to meet specified financial covenants consisting of Interest Coverage and Total Net Leverage Ratios, each as defined in the Credit Agreement. We are currently in compliance with all covenants under the Credit Agreement.

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

As a result of the Fifth Amendment, we recorded a pre-tax charge for the loss on early extinguishment of debt of $1.1 million in 2024 for the write-off of unamortized debt issuance costs.

1.4% SENIOR SECURED NOTES

On February 10, 2021, we issued $500.0 million aggregate principal amount of our 1.4% Senior Secured Notes due 2026, or the 1.4% Notes, at 99.945 percent of their principal amount.

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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

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

The 2¼% Notes will mature on June 1, 2028. Interest on the 2¼% Notes is payable semiannually in cash on January 15 and July 15 of each year. The 2¼% Notes were issued pursuant to an indenture by and among Silgan, U.S. Bank National Association, as trustee, U.S. Bank Europe DAC, UK Branch, as paying agent, and U.S. Bank Europe DAC, as registrar and transfer agent, which indenture contains covenants that are generally less restrictive than those in the Credit Agreement and substantially similar to the covenants in the indentures for the 4⅛% Notes and the 3¼% Notes.
The 2¼% Notes are redeemable, at our option, in whole or in part, at any time until March 1, 2025 at 100.563 percent of their principal amount, plus accrued and unpaid interest to the redemption date, and at any time on or after March 1, 2025 at 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

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

The 4⅛% Notes are redeemable, at our option, in whole or in part, at any time at 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date.

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
The 3¼% Notes will mature on March 15, 2025 and are included in the current portion of our long-term debt at December 31, 2024.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

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
Interest on the 3¼% Notes is payable semiannually in cash on March 15 and September 15 of each year. The 3¼% Notes were issued pursuant to an indenture by and among Silgan, U.S. Bank National Association, as trustee, U.S. Bank Europe DAC, UK Branch, as paying agent, and U.S. Bank Europe DAC, as registrar and transfer agent, which indenture contains covenants that are generally less restrictive than those in the Credit Agreement and substantially similar to those in the indentures for the 2¼% Notes and the 4⅛% Notes.
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
December 31, 2024, 2023 and 2022

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

	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$822,854	$822,854	$642,923	$642,923

Liabilities:
Bank debt	$1,817,675	$1,817,675	$1,006,243	$1,006,243
3¼% Notes	673,075	671,487	717,990	713,546
4⅛% Notes	599,564	572,646	599,438	573,024
2¼% Notes	517,750	494,239	552,300	509,872
1.4% Notes	499,930	476,260	499,876	456,515

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
The financial assets and liabilities that are measured on a recurring basis at December 31, 2024 and 2023 consist of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market rates and prices. As such, these derivative instruments are classified within Level 2.
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
December 31, 2024, 2023 and 2022

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
In 2018, we entered into $100.0 million aggregate notional principal amount of U.S. dollar interest rate swap agreements, which matured in March 2023 and had a fixed rate of 2.878 percent. In March 2023, we entered into $300.0 million aggregate notional principal amount of U.S. dollar interest rate swap agreements which mature in April 2026. These agreements have a weighted average fixed rate of 3.90 percent and were entered into with financial institutions which are expected to fully perform under the terms thereof. In October 2024, we entered into €685.0 million aggregate notional principal amount of Euro interest rate swap agreements to manage a portion of our exposure to interest rate fluctuations for our Euro term loans under the Credit Agreement. These agreements mature as follows: €35.0 million in October 2026; €70.0 million in October 2027; and €580.0 million in October 2030. These agreements have a weighted average fixed rate of 2.43 percent and were entered into with financial institutions which are expected to fully perform under the terms thereof.
The difference between amounts to be paid or received on interest rate swap agreements is recorded in interest and other debt expense in our Consolidated Statements of Income, and such difference was not significant for each of the years ended December 31, 2024, 2023 and 2022. The total fair value of our interest rate swap agreements at December 31, 2024 and 2023 was not significant.
NATURAL GAS SWAP AGREEMENTS
We have entered into natural gas swap agreements with a major financial institution to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on natural gas swap agreements is recorded in cost of goods sold in our Consolidated Statements of Income and was not significant for each of the years ended December 31, 2024, 2023 and 2022. These agreements are with financial institutions which are expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at December 31, 2024 and 2023 was not significant.
FOREIGN CURRENCY EXCHANGE RATE RISK
    In an effort to minimize foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the Euro term loans under the Credit Agreement and the 3¼% Notes which are Euro denominated. Foreign currency gains (losses) related to our net investment hedges included in accumulated other comprehensive loss were $61.3 million, $(17.3) million and $32.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
CONCENTRATION OF CREDIT RISK
We derive a significant portion of our revenue from multi-year supply agreements with many of our customers. Aggregate revenues from our two largest customers (Nestlé S.A. and Campbell Soup Company) accounted for approximately 20.3 percent, 19.8 percent and 20.7 percent of our net sales in 2024, 2023 and 2022, respectively. The receivable balances from these customers collectively represented 2.8 percent and 3.4 percent of our trade accounts receivable at December 31, 2024 and 2023, respectively. As is common in the packaging industry, we provide extended payment terms to some of our customers due to the seasonality of the vegetable and fruit packing process. Exposure to losses is dependent on each customer’s financial position. We perform ongoing credit evaluations of our customers’ financial condition, and our receivables are generally not collateralized. We maintain an allowance for doubtful accounts which we believe is adequate to cover potential credit losses based on customer credit evaluations, collection history and other information. Accounts receivable are considered past due based on the original due date and write-offs occur only after all reasonable collection efforts are exhausted.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

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
We recognized total lease expense of $100.7 million, $98.4 million and $91.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, primarily related to operating lease costs paid to lessors from operating cash flows. Right-of-use assets obtained in exchange for new operating lease liabilities, a non-cash item, were $41.7 million, $67.3 million and $20.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Operating lease right-of-use assets were recorded in our Consolidated Balance Sheets as other assets, net of $206.1 million and $223.9 million as of December 31, 2024 and 2023, respectively. Operating lease liabilities of $220.5 million and $233.8 million were recorded in our Consolidated Balance Sheets as accrued liabilities of $48.9 million and $45.9 million and other liabilities of $171.6 million and $187.9 million as of December 31, 2024 and 2023, respectively. At December 31, 2024, our operating leases had a weighted average discount rate of 5.1 percent and a weighted average remaining lease term of approximately 7 years.

To a lesser extent, we have certain leases that qualify as finance leases. Finance lease right-of-use assets were recorded in our Consolidated Balance Sheets as property, plant and equipment, net of $38.4 million and $64.5 million as of December 31, 2024 and 2023, respectively. Finance lease liabilities of $41.7 million and $63.3 million were recorded in our Consolidated Balance Sheets as current portion of long term-debt of $4.5 million and $27.6 million as of December 31, 2024 and 2023, respectively, and long-term debt of $37.2 million and $35.7 million as of December 31, 2024 and 2023, respectively. At December 31, 2024, our finance leases had a weighted average discount rate of 4.4 percent and a weighted average remaining lease term of approximately 13 years.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

The aggregate annual maturities of lease liabilities are as follows (dollars in thousands):

	Operating	Finance
	Leases	Leases
2025	$58,516	$6,728
2026	46,595	4,573
2027	34,768	3,782
2028	25,261	3,503
2029	18,137	3,406
Thereafter	78,376	33,408
Total lease payments	261,653	55,400
Less imputed interest	(41,157)	(13,727)
Total	$220,496	$41,673

At December 31, 2024, we did not have any significant operating or finance leases that had not commenced.
At December 31, 2024, we had noncancelable commitments for capital expenditures in 2024 of $36.0 million.
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

NOTE 12. SUPPLY CHAIN FINANCE PROGRAM

We have a supply chain finance (“SCF”) program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. Once a qualifying supplier elects to participate in this SCF program, all of our payments to the participating supplier are paid to such financial institution in this SCF program on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to such financial institution. We may terminate our agreement with such financial institution upon at least 30 days’ notice, and such financial institution may terminate our agreement upon at least 10 days’ notice. Additionally, suppliers who elect to participate in this SCF program may terminate their participation upon at least 30 days’ notice. The suppliers' receivables sold under this SCF program can be outstanding up to 210 days from the invoice date. Suppliers’ receivables included in this SCF program were $303.7 million and $330.2 million at December 31, 2024 and 2023, respectively, and were included in accounts payable in our Consolidated Balance Sheets.

The outstanding obligations confirmed under our SCF program were as follows:

	2024	2023
	(Dollars in thousands)

Confirmed obligations outstanding at the beginning of the year	$330,153	$346,804
Invoices confirmed during the year	575,592	583,939
Confirmed invoices paid during the year	(602,038)	(600,590)
Obligations outstanding at the end of the year	$303,707	$330,153

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

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
The changes in benefit obligations and plan assets as well as the funded status of our retirement plans at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
	(Dollars in thousands)
Change in benefit obligation
Obligation at beginning of year	$698,726	$674,104	$13,373	$14,447
Service cost	8,415	8,573	27	50
Interest cost	33,868	34,725	644	745
Actuarial (gains) losses	(18,748)	22,938	(65)	645
Special termination benefits	—	577	—	—
Plan amendments	—	(76)	(339)	—
Curtailment gain	(239)	—	—	(1,103)
Benefits paid	(62,056)	(45,006)	(1,703)	(1,430)
Participants’ contributions	—	—	18	19
Foreign currency exchange rate changes	(5,995)	2,891	—	—
Obligation at end of year	653,971	698,726	11,955	13,373
Change in plan assets
Fair value of plan assets at beginning of year	807,016	764,405	—	—
Actual return on plan assets	21,689	84,849	—	—
Employer contributions	2,981	2,768	1,685	1,411
Participants’ contributions	—	—	18	19
Benefits paid	(62,056)	(45,006)	(1,703)	(1,430)
Fair value of plan assets at end of year	769,630	807,016	—	—
Funded status	$115,659	$108,290	$(11,955)	$(13,373)
Actuarial (gains) losses related to pension benefits were primarily the result of changes in discount rates used to calculate projected benefit obligations.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
	(Dollars in thousands)
Amounts recognized in the consolidated balance sheets
Non-current assets	$206,800	$203,494	$—	$—
Current liabilities	(3,009)	(3,055)	(1,299)	(1,389)
Non-current liabilities	(88,132)	(92,149)	(10,656)	(11,984)
Net amount recognized	$115,659	$108,290	$(11,955)	$(13,373)
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss (gain)	$170,649	$176,877	$(4,443)	$(4,740)
Prior service cost (credit)	234	391	(340)	(21)
Net amount recognized	$170,883	$177,268	$(4,783)	$(4,761)
The fair value of plan assets for our domestic pension plans was approximately 137 percent and 134 percent of their projected benefit obligations at December 31, 2024 and 2023, respectively. Pension plans with projected benefit obligations in excess of plan assets at December 31, 2024 and 2023 consisted entirely of our international pension benefit plans which are not funded. The projected benefit obligation for our international pension benefit plans was $91.1 million and $95.2 million at December 31, 2024 and 2023, respectively.
The accumulated benefit obligation for all pension benefit plans at December 31, 2024 and 2023 was $639.7 million and $685.5 million, respectively. Pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2024 and 2023 consisted entirely of our international pension benefit plans which are not funded. The accumulated benefit obligation for our international pension benefit plans was $86.5 million and $91.8 million at December 31, 2024 and 2023, respectively.
The benefits expected to be paid from our pension and other postretirement benefit plans, which reflect future years of service, are as follows (dollars in thousands):

	Pension Benefits	Other Postretirement Benefits
2025	$49,440	$1,300
2026	50,231	1,262
2027	50,913	1,130
2028	51,353	1,083
2029	51,510	1,026
2029-2033	256,087	4,546
	$509,534	$10,347
Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine the benefit obligations at December 31:

	2024	2023
Discount rate	5.7%	5.3%
Expected return on plan assets	5.5%	5.5%
Rate of compensation increase	2.4%	2.4%
Health care cost trend rate:
Assumed for next year	5.0%	5.0%
Ultimate rate	4.0%	4.0%
Year that the ultimate rate is reached	2043	2043

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

Our expected return on plan assets is determined by current and expected asset allocation of plan assets, estimates of future long-term returns on those types of plan assets and historical long-term investment performance.
Our international pension benefit plans used a discount rate of 3.6 percent as of each of December 31, 2024 and 2023, and a rate of compensation increase of 4.1 percent and 3.9 percent to determine the benefit obligation as of December 31, 2024 and 2023, respectively.
The components of the net periodic benefit cost (credit) for each of the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
	(Dollars in thousands)
Service cost	$8,415	$8,573	$12,603	$27	$50	$78
Interest cost	33,868	34,725	20,579	644	745	413
Expected return on plan assets	(43,085)	(40,781)	(69,132)	—	—	—
Amortization of prior service cost (credit)	90	97	222	(20)	(948)	(1,668)
Amortization of actuarial losses (gains)	7,917	11,638	4,635	(361)	(617)	(298)
Special termination benefits	—	577	—	—	—	—
Curtailment gain	(244)	—	—	—	(1,103)	—
Net periodic benefit cost (credit)	$6,961	$14,829	$(31,093)	$290	$(1,873)	$(1,475)
Our principal domestic pension and other postretirement benefit plans used the following weighted average actuarial assumptions to determine net periodic benefit cost (credit) for the years ended December 31:

	2024	2023	2022
Discount rate	5.3%	5.6%	2.9%
Expected return on plan assets	5.5%	5.5%	6.9%
Rate of compensation increase	2.4%	2.4%	2.4%
Health care cost trend rate	5.0%	5.0%	4.7%
Our international pension benefit plans used a discount rate of 3.6 percent, 4.2 percent and 1.4 percent for the years ended December 31, 2024, 2023 and 2022, respectively, and a rate of compensation increase of 4.1 percent, 3.9 percent and 3.8 percent to determine net periodic benefit cost (credit) for the years ended December 31, 2024, 2023 and 2022, respectively.

MULTIEMPLOYER PENSION PLANS
In 2024, we participated in two multiemployer pension plans which provide defined benefits to certain of our union employees. The aggregate amount contributed to these plans and charged to pension cost in 2024, 2023 and 2022 was $3.2 million, $3.6 million and $3.6 million, respectively. In the third quarter of 2022, we completely withdrew from the United Food & Commercial Workers - Local One Pension Fund, or the UFCW Pension Fund. As a result of our complete withdrawal from the UFCW Pension Fund, we are required to pay an aggregate withdrawal liability of $2.8 million to the UFCW Pension Fund in quarterly installments through 2042.
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

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

Further information on the multiemployer plans we participated in during the years ended December 31, 2024, 2023 and 2022 is as follows:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				FIP / RP Status Pending / Implemented	Contributions			Surcharge Imposed
		2024		2023			2024	2023	2022
							(Dollars in thousands)
United Food & Commercial Workers — Local One Pension Fund (1)	16-6144007/001	Red	(2)	Red	(2)	Implemented	—	—	141	No
IAM National Pension Fund (3)	51-6031295/002	Red		Red		Implemented	2,624	2,626	2,511	No
Western Conference of Teamsters Pension Plan (4)	91-6145047/001	Green		Green		N/A	580	1,008	906	No
Total Contributions							$3,204	$3,634	$3,558
______________________
(1)    In 2022, we completely withdrew from this pension fund.
(2)    Under the Multiemployer Pension Reform Act of 2014, the status of this pension fund was critical and declining, as defined under such Act. As of January 1, 2023, the pension fund actuary had projected insolvency for this pension fund in 2026. In August 2023, this pension fund received $788 million in taxpayer assistance under the American Rescue Plan Act of 2021, and, therefore, insolvency for this pension fund should be delayed.
(3)    The applicable collective bargaining agreements related to this pension fund expire at various times through October 15, 2027. Although this pension fund was formally certified in the yellow zone in 2019, the trustees of this pension fund elected voluntarily to place this pension fund in the red zone to take advantage of certain provisions of the Pension Protection Act even though this pension fund had a funded status of 84 percent, 87 percent and 87 percent at the beginning of 2021, 2022 and 2023, respectively.
(4)    The applicable collective bargaining agreements related to this pension plan expire at various times through June 30, 2026.
The “EIN/Pension Plan Number” column provides the Employer Identification Number and the three digit plan number assigned to a plan by the Internal Revenue Service. The most recent Pension Protection Act Zone Status available for 2024 and 2023 is for plan years that ended in 2023 and 2022, respectively. The zone status is based on information provided to us and other participating employers by each plan and is certified by the plan’s actuary. A plan in the “red” zone has been determined to be in “critical status,” based on criteria established under the Internal Revenue Code of 1986, as amended (the “Code”), and is generally less than 65 percent funded. A plan in the "green zone" is at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates whether a rehabilitation plan, as required under the Code to be adopted by plans in the “red” zone, is pending or has been implemented as of the end of the 2024 plan year. The “Surcharge Imposed” column indicates whether our contribution rate for 2024 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in “critical status” in accordance with the requirements of the Code.
Our contributions to the IAM National Pension Fund and the Western Conference of Teamsters Pension Plan were less than five percent of total contributions made by all employers to these plans, as reported by these plans for the year ended December 31, 2023, the most recent plan year available. We do not expect our contributions to the IAM National Pension Fund and the Western Conference of Teamsters Pension Plan for the year ended December 31, 2025 to be significantly different from our contributions for the year ended December 31, 2024.

DEFINED CONTRIBUTION PLANS
We also sponsor defined contribution plans covering certain employees. Our contributions to these plans are based upon employee contributions and operating profitability. Contributions charged to expense for these plans for the years ended December 31, 2024, 2023 and 2022 were $14.9 million, $16.4 million and $15.4 million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

PLAN ASSETS
INVESTMENT STRATEGY
In 2023, we changed our investment allocations to a liability driven investment strategy that more closely matches plan assets with plan liabilities primarily using long duration fixed income securities. As of December 31, 2024, approximately 83 percent of our plan assets were held in a designated liability-hedging oriented portfolio focused on holding fixed income securities (generally investment grade), and approximately 17 percent of our plan assets were held in a designated growth oriented portfolio focused on holding an allocation of mutual funds and exchange traded funds broadly characterized as a 60 percent/40 percent allocation between equity and fixed income securities.
We attempt to mitigate investment risk by reviewing our investment portfolio on at least a quarterly basis, with assets re-allocated as required to adhere to our target allocations.
The weighted average asset allocation for our pension plans at December 31, 2024 and 2023 and target allocation for 2024 were as follows:

	Target Allocation	Actual Allocation
		2024	2023
Fixed income securities	89%	87%	88%
Equity securities—US	6%	7%	6%
Equity securities—International	3%	3%	3%
Cash and cash equivalents	2%	3%	3%
	100%	100%	100%
FAIR VALUE MEASUREMENTS
As of December 31, 2024 and 2023, (i) our plan assets classified as fixed income securities were primarily invested in individual corporate bonds and notes and in U.S. government issued securities; (ii) our plan assets classified as equity securities were primarily invested in mutual funds and exchange traded funds; and (iii) our plan assets classified as cash and cash equivalents were primarily invested in short term investment funds which included investments in cash, bank notes, corporate notes, government bills and various short-term fixed income instruments. As of December 31, 2024 and 2023, $220.9 million and $267.8 million, respectively, of our plan assets were classified within Level 1 of the fair value hierarchy (as described in Note 10) and $548.7 million and $539.2 million, respectively, were classified as Level 2 of the fair value hierarchy.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

The fair value of our plan assets by asset category consisted of the following at December 31:

	2024	2023
	(Dollars in thousands)
Fixed income securities	$669,645	$708,088
Equity securities—US	51,603	48,237
Equity securities—International	24,127	24,512
Cash and cash equivalents	24,255	26,179
	$769,630	$807,016
CONCENTRATIONS OF CREDIT RISK
As of December 31, 2024 and 2023, our plan assets were under the management of three investment management companies. No individual investment exceeded ten percent of our total plan assets.
EXPECTED CONTRIBUTIONS
Based on current legislation, there are no significant minimum required contributions to our pension benefit plans in 2024. In addition, based on the current funded status of our domestic pension benefit plans we do not expect to make significant contributions to these plans in 2025. However, this estimate may change based on regulatory changes and actual plan asset returns.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

NOTE 14. INCOME TAXES
Income before income taxes was taxed in the following jurisdictions in each of the years ended December 31:

	2024	2023	2022
	(Dollars in thousands)
Domestic	$193,938	$253,916	$400,889
Foreign	153,732	168,205	73,250
Total	$347,670	$422,121	$474,139
The components of the provision (benefit) for income taxes were as follows:

	2024	2023	2022
	(Dollars in thousands)
Current:
Federal	$39,590	$10,847	$99,760
State	7,927	(529)	23,915
Foreign	57,515	52,730	41,797
Current income tax provision	105,032	63,048	165,472
Deferred:
Federal	(15,847)	29,337	(27,681)
State	(2,218)	7,957	(8,916)
Foreign	(14,990)	(4,186)	4,416
Deferred income tax (benefit) provision	(33,055)	33,108	(32,181)
	$71,977	$96,156	$133,291
The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2024	2023	2022
	(Dollars in thousands)
Income taxes computed at the statutory U.S. federal income tax rate	$73,011	$88,646	$99,569
State income taxes, net of federal tax benefit	2,551	5,551	12,815
Tax liabilities no longer required	(2,838)	(4,071)	(2,142)
Valuation allowance	11,291	2,287	16,635
Tax credit refunds, net	(5,098)	(2,684)	(5,081)
Foreign earnings taxed at other than 21%	(4,144)	9,993	5,126
Deferred tax rate changes	1,326	(3,133)	(1,276)
European Commission settlement	—	—	5,313
Other	(4,122)	(433)	2,332
	$71,977	$96,156	$133,291

Effective tax rate	20.7%	22.8%	28.1%

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities at December 31 were as follows:

	2024	2023
	(Dollars in thousands)
Deferred tax assets:
Pension and other postretirement liabilities	$15,621	$17,093
Rationalization and other accrued liabilities	49,115	33,196
AMT and other credit carryforwards	6,102	3,584
Net operating loss carryforwards	80,853	54,067
Other intangible assets	2,288	268
Foreign currency translation	—	—
Property, plant and equipment	1,703	1,559
Inventory and related reserves	2,852	3,098
Long term operating lease liabilities	51,449	58,430
Other	41,331	29,233
Total deferred tax assets	251,314	200,528
Deferred tax liabilities:
Property, plant and equipment	(283,505)	(259,083)
Pension and other postretirement liabilities	(45,835)	(44,782)
Other intangible assets	(223,672)	(178,062)
Rationalization and other accrued liabilities	(1,537)	—
Operating lease right of use assets	(48,788)	(55,993)
Inventory and related reserves	(11,723)	(13,527)
Foreign currency translation	(24,830)	(13,496)
Other	(14,609)	(11,210)
Total deferred tax liabilities	(654,499)	(576,153)
Valuation allowance	(91,340)	(45,525)
	$(494,525)	$(421,150)
At December 31, 2024, the net deferred tax liability in our Consolidated Balance Sheets was comprised of long-term deferred tax assets of $11.1 million and long-term deferred tax liabilities of $505.6 million. At December 31, 2023, the net deferred tax liability in our Consolidated Balance Sheets was comprised of long-term deferred tax assets of $12.5 million and long-term deferred tax liabilities of $433.7 million. Long-term deferred tax assets were classified as other assets, net in our Consolidated Balance Sheets.
The valuation allowance in 2024 includes deferred tax assets of $91.3 million resulting from state and foreign net operating loss carryforwards, or NOLs. The valuation allowance for deferred tax assets increased in 2024 by $45.8 million primarily due to acquired tax attributes related to Weener Packaging and an increase in the valuation allowance related to foreign NOLs.
At December 31, 2024, we had foreign NOLs of approximately $71.9 million that are available to offset future taxable income. Of that amount, approximately $11.8 million will expire from 2025 to 2037. The remaining portion has no expiration date. At December 31, 2024, we had state tax NOLs of approximately $12.3 million that are available to offset future taxable income and that will expire from 2025 to 2043.
We recognize accrued interest and penalties related to unrecognized taxes as additional income tax expense. At December 31, 2024 and 2023, we had $1.0 million and $1.8 million, respectively, accrued for potential interest and penalties.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

The total amount of unrecognized tax benefits recorded in other liabilities as of December 31, 2024 and 2023 were $8.6 million and $13.5 million, respectively, excluding associated tax assets and including the federal tax benefit of state taxes, interest and penalties.
Tax assets associated with uncertain tax positions primarily represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another jurisdiction. At each of December 31, 2024 and 2023, we had approximately $7.2 million in assets associated with uncertain tax positions recorded in other assets, net in our Consolidated Balance Sheets.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits included as other liabilities in our Consolidated Balance Sheets was as follows:

	2024	2023
	(Dollars in thousands)
Balance at January 1,	$17,401	$26,721
Increase based upon tax positions of current year	(4,245)	8,807
Increase based upon tax positions of a prior year	698	625
Decrease based upon settlements with taxing authorities	—	(15,681)
Decrease based upon a lapse in the statute of limitations	(993)	(3,071)
Balance at December 31,	$12,861	$17,401
The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2024 and 2023 were $12.9 million and $16.7 million, respectively.
Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. We expect the Internal Revenue Service, or IRS, will complete its review of the 2023 tax year with no change to our filed tax return. We have been accepted into the Compliance Assurance Program for the 2024 tax year which provides for the review by the IRS of tax matters relating to our tax return prior to filing. We are subject to examination by state and local tax authorities generally for the period mandated by statute, with the exception of states where waivers of the statute of limitations have been executed. The earliest open period for a state audit is 2018. Our foreign subsidiaries are generally not subject to examination by tax authorities for periods before 2012, and we have contractual indemnities with third parties with respect to open periods that predate our ownership of certain foreign subsidiaries. Subsequent periods may be examined by the relevant tax authorities. In the next twelve months, it is reasonably possible that our reserve for unrecognized tax benefits will decrease by approximately $0.4 million primarily related to tax attributes acquired from and expenses related to certain acquisitions, as we anticipate the expiration of the applicable statute of limitations with respect to certain tax matters.
For certain of our foreign subsidiaries where we expect to be indefinitely reinvested, we estimate that the unremitted earnings as of December 31, 2024 are approximately $100.7 million. The amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings is estimated to be approximately $5.8 million.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

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
Shares of our common stock issued under the Plan shall be authorized but unissued shares or treasury shares. The maximum aggregate number of shares of our common stock that may be issued in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards under the Plan shall not exceed 3,410,184 shares. Each award of stock options or stock appreciation rights under the Plan will reduce the number of shares of our common stock available for future issuance under the Plan by the number of shares of our common stock subject to the award. Each award of restricted stock or restricted stock units under the Plan, in contrast, will reduce the number of shares of our common stock available for future issuance under the Plan by two shares for every one restricted share or restricted stock unit awarded. As of December 31, 2024, 2,563,182 shares were available to be awarded under the Plan.
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 recorded in selling, general and administrative expenses was $15.5 million, $15.6 million and $16.8 million, respectively.
RESTRICTED STOCK UNITS
Restricted stock units issued are generally accounted for as fixed grants and, accordingly, the fair value at the grant date is being amortized ratably over the respective vesting period. The maximum contractual vesting period for restricted stock units outstanding at December 31, 2024 is five years. Unvested restricted stock units may not be disposed of or transferred during the vesting period. Restricted stock units carry with them the right to receive, upon vesting, dividend equivalents.
The table below summarizes restricted stock unit activity for the year ended December 31, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at December 31, 2023	1,081,565	$39.57
Granted	521,672	44.66
Released	(470,788)	36.70
Forfeited	(31,752)	41.38
Restricted stock units outstanding at December 31, 2024	1,100,697	43.16
The weighted average grant date fair value of restricted stock units granted during 2023 and 2022 was $46.12 and $41.61, respectively. The fair value of restricted stock units released during the years ended December 31, 2024, 2023 and 2022 was $20.7 million, $25.7 million and $32.2 million, respectively.
As of December 31, 2024, there was approximately $31.8 million of total unrecognized compensation expense related to restricted stock units. This cost is expected to be recognized over a weighted average period of 2.0 years.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

NOTE 16. CAPITAL STOCK
CAPITAL STOCK
At December 31, 2024, our authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share.
TREASURY STOCK
On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026. Pursuant to this authorization, we did not repurchase any of our shares of common stock in 2024. In 2023, we repurchased a total of 3,893,098 shares of our common stock at an average price per share of $44.86, for a total purchase price of $174.6 million. In 2022, we repurchased a total of 786,235 shares of our common stock at an average price per share of $40.80, for a total purchase price of $32.1 million, pursuant to this authorization. As of December 31, 2024, we had approximately $93.3 million remaining for the repurchase of our common stock under this authorization.
In 2024, 2023 and 2022, we issued 470,788 treasury shares, 490,242 treasury shares and 765,917 treasury shares, respectively, at an average cost of $3.19 per share each year for restricted stock units that vested during these years. In 2024, 2023 and 2022, we repurchased 176,093 shares, 176,196 shares and 310,904 shares of our common stock, respectively, at an average cost of $43.92 per share, $52.62 per share and $41.92 per share, respectively, in accordance with our stock-based compensation plans to satisfy employee withholding tax requirements resulting from certain restricted stock units becoming vested.
We account for treasury shares using the FIFO cost method. As of December 31, 2024, 68,317,846 shares of our common stock were held in treasury.

NOTE 17. EARNINGS PER SHARE
The components of the calculation of earnings per share were as follows:

	2024	2023	2022
	(Dollars and shares in thousands)
Net income	$276,378	$325,965	$340,848
Weighted average number of shares used in:
Basic earnings per share	106,794	108,821	110,465
Dilutive common stock equivalents:
Restricted stock units	324	416	566
Diluted earnings per share	107,118	109,237	111,031

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

NOTE 18. BUSINESS SEGMENT INFORMATION
We are engaged in the packaging industry and report our results in three segments, which are our reportable segments: dispensing and specialty closures; metal containers; and custom containers. The dispensing and specialty closures segment manufactures an extensive range of dispensing systems and specialty closures for fragrance and beauty, food, beverage, personal and health care, home care and lawn and garden products. The metal containers segment manufactures steel and aluminum containers for pet and human food and general line products. The custom containers segment manufactures custom designed plastic containers for pet and human food, consumer health and pharmaceutical, personal care, home care, lawn and garden and automotive products. These segments are strategic business operations that are managed separately to maximize the production, technology and marketing of their packaging product. This is consistent with how our chief operating decision maker, who is our Chief Executive Officer and President, allocates resources and makes decisions. Our dispensing and specialty closures segment operates in North and South America, Europe and Asia. Our metal containers segment operates primarily in North America and Europe. Our custom containers segment operates in North America. The accounting policies of the business segments are the same as those described in Note 1.

Our chief operating decision maker evaluates performance of our business segments and allocates resources based on the adjusted EBIT of our business segments. Adjusted EBIT is not a defined term under GAAP. Adjusted EBIT is defined as income before interest and income taxes excluding acquired intangible asset amortization expense, other pension (income) expense for U.S. pension plans, rationalization charges, the impact from charges for the write-up of acquired inventory required under purchase accounting, the charge for the European Commission settlement and costs attributed to announced acquisitions and including, as applicable, equity in earnings of affiliates, net of tax. Adjusted EBIT should not be considered in isolation or as a substitute for income before interest and income taxes or any other financial data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

Reportable segment information for each of the past three years is as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
2024
Net sales	$2,304,370	$2,900,678	$649,646	$—	$5,854,694
Segment expenses and other (a)	1,939,445	2,658,257	568,668	30,815	5,197,185
Equity in earnings of affiliates, net of tax	685	—	—	—	685
Adjusted EBIT	365,610	242,421	80,978	(30,815)	658,194
Depreciation	109,956	77,389	35,757	162	223,264
Segment assets	5,376,183	2,309,297	805,657	45,082	8,536,219
Capital expenditures	126,185	104,701	31,842	58	262,786
2023
Net sales	$2,221,430	$3,140,830	$625,945	$—	$5,988,205
Segment expenses and other (a)	1,880,786	2,858,428	562,628	25,810	5,327,652
Adjusted EBIT	340,644	282,402	63,317	(25,810)	660,553
Depreciation	101,664	73,558	34,846	74	210,142
Segment assets	4,437,833	2,178,416	898,582	46,270	7,561,101
Capital expenditures	110,073	95,260	20,474	1,003	226,810
2022
Net sales	$2,316,690	$3,371,776	$723,033	$—	$6,411,499
Segment expenses and other (a)	1,956,937	3,089,562	636,225	22,470	5,705,194
Adjusted EBIT	359,753	282,214	86,808	(22,470)	706,305
Depreciation	98,214	76,537	35,325	159	210,235
Segment assets	4,391,599	1,965,415	898,308	43,911	7,299,233
Capital expenditures	105,759	81,533	28,462	7	215,761
______________________
(a)    Segment expenses and other includes cost of goods sold, selling, general and administrative expenses, and other pension and postretirement (income) expense and excludes acquired intangible asset amortization expense, other pension (income) expense only for U.S. pension plans, the impact from charges for the write-up of acquired inventory, the charge for the European Commission settlement, and costs attributed to announced acquisitions.

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

Total adjusted EBIT is reconciled to income before income taxes as follows:

	2024	2023	2022
	(Dollars in thousands)
Total adjusted EBIT	$658,194	$660,553	$706,305
Less:
Acquired intangible asset amortization expense	52,620	53,091	52,553
Other pension (income) expense for U.S. pension plans	(4,110)	3,614	(47,494)
Equity in earnings of affiliates, net of tax	685	—	—
Rationalization charges	59,481	8,412	74,081
Purchase accounting write-up of inventory	6,062	—	—
European Commission settlement	—	—	25,203
Costs attributed to announced acquisitions	28,361	—	—
Income before interest and income taxes	515,095	595,436	601,962
Interest and other debt expense	167,425	173,315	127,823
Income before income taxes	$347,670	$422,121	$474,139

Total segment assets at December 31 are reconciled to total assets as follows:

	2024	2023
	(Dollars in thousands)
Total segment assets	$8,536,219	$7,561,101
Other assets	48,449	50,135
Total assets	$8,584,668	$7,611,236

SILGAN HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024, 2023 and 2022

Financial information relating to our operations by geographic area is as follows:

	2024	2023	2022
	(Dollars in thousands)
Net sales:
United States	$4,159,904	$4,377,928	$4,805,266
Foreign:
Europe	1,241,806	1,201,534	1,299,616
Other	452,984	408,743	306,617
Total net sales from foreign operations	1,694,790	1,610,277	1,606,233
Total net sales	$5,854,694	$5,988,205	$6,411,499
Long-lived assets:
United States	$1,245,639	$1,258,531
Foreign:
Europe	774,099	540,254
Other	263,165	162,800
Total long-lived assets at foreign operations	1,037,264	703,054
Total long-lived assets	$2,282,903	$1,961,585
Net sales are attributed to the country from which the product was manufactured and shipped.
Sales of our metal containers segment to Nestlé S.A. accounted for 11.6 percent, 11.2 percent and 11.4 percent of our consolidated net sales in 2024, 2023 and 2022, respectively.
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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
SILGAN HOLDINGS INC.
For the years ended December 31, 2024, 2023 and 2022
(Dollars in thousands)

		Additions		Other Changes Increase (Decrease)
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Cumulative translation adjustment	Other (1)	Balance at end of period
For the year ended December 31, 2024:
Allowance for doubtful accounts receivable	$8,827	$1,743	$—	$(451)	$(613)	$9,506
For the year ended December 31, 2023:
Allowance for doubtful accounts receivable	$9,072	$59	$—	$268	$(572)	$8,827
For the year ended December 31, 2022:
Allowance for doubtful accounts receivable	$6,700	$2,904	$—	$(282)	$(250)	$9,072
 ______________________
(1)    Uncollectible accounts written off, net of recoveries.