Form 10-Q
period 2025-03-31
SILGAN HOLDINGS INC
filed 2025-05-08
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 30, 2025, the number of shares outstanding of the Registrant’s common stock was 106,993,180.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2025	March 31, 2024	Dec. 31, 2024
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$353,030	$308,641	$822,854
Trade accounts receivable, net	1,012,790	946,051	594,279
Inventories	1,055,281	957,240	928,056
Prepaid expenses and other current assets	176,369	164,439	177,494
Total current assets	2,597,470	2,376,371	2,522,683

Property, plant and equipment, net	2,302,690	1,943,682	2,282,903
Goodwill	2,373,376	1,997,285	2,316,031
Other intangible assets, net	889,865	702,033	869,468
Other assets, net	604,574	554,884	593,583
	$8,767,975	$7,574,255	$8,584,668

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$1,145,091	$1,345,851	$716,932
Trade accounts payable	736,823	609,832	1,111,607
Accrued payroll and related costs	119,477	100,118	108,834
Accrued liabilities	283,940	233,676	310,159
Total current liabilities	2,285,331	2,289,477	2,247,532

Long-term debt	3,483,472	2,534,504	3,419,921
Deferred income taxes	486,824	432,266	505,616
Other liabilities	429,004	418,162	422,018

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	371,207	356,529	367,871
Retained earnings	3,448,952	3,242,914	3,402,667
Accumulated other comprehensive loss	(303,386)	(271,990)	(353,357)
Treasury stock	(1,435,180)	(1,429,358)	(1,429,351)
Total stockholders’ equity	2,083,344	1,899,846	1,989,581
	$8,767,975	$7,574,255	$8,584,668

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2025 and 2024
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2025	2024

Net sales	$1,466,661	$1,317,038
Cost of goods sold	1,196,258	1,093,559
Gross profit	270,403	223,479
Selling, general and administrative expenses	129,087	100,476
Rationalization charges	10,959	11,691
Other pension and postretirement (income)	(187)	(407)
Income before interest and income taxes	130,544	111,719
Interest and other debt expense	42,928	38,647
Income before income taxes	87,616	73,072
Provision for income taxes	20,816	17,908
Income before before equity in earnings of affiliates	66,800	55,164
Equity in earnings of affiliates, net of tax	1,162	—
Net income	$67,962	$55,164

Earnings per share:
Basic net income per share	$0.64	$0.52
Diluted net income per share	$0.63	$0.52

Weighted average number of shares:
Basic	106,915	106,646
Effect of dilutive securities	420	405
Diluted	107,335	107,051

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2025 and 2024
(Dollars in thousands)
(Unaudited)

	2025	2024

Net income	$67,962	$55,164
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	1,400	1,403
Change in fair value of derivatives	3,071	2,425
Foreign currency translation	45,500	(24,457)
Other comprehensive income (loss)	49,971	(20,629)
Comprehensive income	$117,933	$34,535

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2025 and 2024
(Dollars in thousands)
(Unaudited)

	2025	2024
Cash flows provided by (used in) operating activities:
Net income	$67,962	$55,164
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	79,363	66,430
Amortization of debt discount and debt issuance costs	1,413	1,347
Rationalization charges	10,959	11,691
Stock compensation expense	4,380	4,115
Other changes that provided (used) cash:
Trade accounts receivable, net	(404,478)	(355,645)
Inventories	(115,166)	(22,319)
Trade accounts payable	(281,591)	(281,165)
Accrued liabilities	(33,346)	(30,041)
Other, net	(12,897)	2,613
Net cash (used in) operating activities	(683,401)	(547,810)

Cash flows provided by (used in) investing activities:
Capital expenditures	(82,924)	(75,258)
Proceeds from asset sales	52	2,495
Other, net	400	301
Net cash (used in) investing activities	(82,472)	(72,462)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	1,110,508	597,879
Repayments under revolving loans	(6,107)	(15,469)
Repayment of principal amounts under finance leases	(1,348)	(346)
Repayments of long-term debt	(706,274)	(100,000)
Changes in outstanding checks - principally vendors	(84,971)	(160,576)
Dividends paid on common stock	(21,939)	(21,137)
Repurchase of common stock	(6,873)	(7,675)
Net cash provided by financing activities	282,996	292,676

Effect of exchange rate changes on cash and cash equivalents	13,053	(6,686)

Cash and cash equivalents:
Net (decrease)	(469,824)	(334,282)
Balance at beginning of year	822,854	642,923
Balance at end of period	$353,030	$308,641

Interest paid, net	$50,594	$50,290
Income taxes paid, net	12,175	17,003

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2025 and 2024
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2025	2024

Common stock - shares outstanding
Balance at beginning of period	106,795	106,500
Net issuance of treasury stock for vested restricted stock units	198	275
Balance at end of period	106,993	106,775

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751

Paid-in capital
Balance at beginning of period	367,871	353,848
Stock compensation expense	4,380	4,115
Net issuance of treasury stock for vested restricted stock units	(1,044)	(1,434)
Balance at end of period	371,207	356,529

Retained earnings
Balance at beginning of period	3,402,667	3,208,237
Net income	67,962	55,164
Dividends declared on common stock	(21,677)	(20,487)
Balance at end of period	3,448,952	3,242,914

Accumulated other comprehensive loss
Balance at beginning of period	(353,357)	(251,361)
Other comprehensive income (loss)	49,971	(20,629)
Balance at end of period	(303,386)	(271,990)

Treasury stock
Balance at beginning of period	(1,429,351)	(1,423,117)
Net issuance of treasury stock for vested restricted stock units	(5,829)	(6,241)
Balance at end of period	(1,435,180)	(1,429,358)
Total stockholders’ equity	$2,083,344	$1,899,846

Dividends declared on common stock per share	$0.20	$0.19

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2025 and 2024 and for the
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

The Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by segment for the three months ended March 31 were as follows:

	2025	2024
	(Dollars in thousands)
Dispensing and Specialty Closures	$671,103	$535,920
Metal Containers	628,427	617,129
Custom Containers	167,131	163,989
	$1,466,661	$1,317,038

Revenues by geography for the three months ended March 31 were as follows:

	2025	2024
	(Dollars in thousands)
North America	$1,017,570	$981,963
Europe and other	449,091	335,075
	$1,466,661	$1,317,038

Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $115.3 million, $97.2 million, and $115.6 million as of March 31, 2025 and 2024 and December 31, 2024, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2025 and 2024 and for the
three months then ended is unaudited)

Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment for the three months ended March 31 were as follows:

	2025	2024
	(Dollars in thousands)
Dispensing and Specialty Closures	$4,371	$6,557
Metal Containers	4,932	3,584
Custom Containers	1,656	1,550
	$10,959	$11,691

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Downs	Total
	(Dollars in thousands)
Balance at December 31, 2024	$29,318	$—	$—	$29,318
Charged to expense	2,986	1,731	6,242	10,959
Utilized and currency translation	(1,753)	(1,731)	(6,242)	(9,726)
Balance at March 31, 2025	$30,551	$—	$—	$30,551

Non-cash asset write-downs were the result of comparing the carrying value of certain facilities and production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (see Note 7 for information regarding a Level 3 fair value measurement).

Rationalization reserves as of March 31, 2025 were recorded in our Condensed Consolidated Balance Sheet as accrued liabilities of $5.7 million and other liabilities of $25.2 million. Excluding the impact of our withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $15.9 million and $20.3 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.8 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million annually through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2025 and 2024 and for the
three months then ended is unaudited)

Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2024	$(129,988)	$(5,039)	$(218,330)	$(353,357)
Other comprehensive income before reclassifications	—	4,069	45,500	49,569
Amounts reclassified from accumulated other comprehensive loss	1,400	(998)	—	402
Other comprehensive income	1,400	3,071	45,500	49,971
Balance at March 31, 2025	$(128,588)	$(1,968)	$(172,830)	$(303,386)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three months ended March 31, 2025 were net (losses) of $(1.8) million, excluding income tax benefits of $0.4 million. For the three months ended March 31, 2025, these net (losses) consisted primarily of amortization of net actuarial (losses) of $(1.8) million. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2025 were not significant.

Other comprehensive loss before reclassifications related to foreign currency translation for the three months ended March 31, 2025 consisted of (i) foreign currency gains related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $79.7 million, (ii) foreign currency gains related to intra-entity foreign currency transactions that are of a long-term investment nature of $0.2 million, and (iii) foreign currency (losses) related to our net investment hedges of $(45.0) million, excluding income tax benefits of $10.6 million. See Note 7 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2025 and 2024 and for the
three months then ended is unaudited)

Note 5.               Inventories

Inventories consisted of the following:

	March 31, 2025	March 31, 2024	Dec. 31, 2024
	(Dollars in thousands)
Raw materials	$440,846	$395,261	$450,389
Work-in-process	214,285	209,296	199,030
Finished goods	651,648	652,724	530,406
Other	17,463	17,341	17,192
	1,324,242	1,274,622	1,197,017
Adjustment to value inventory at cost on the LIFO method	(268,961)	(317,382)	(268,961)
	$1,055,281	$957,240	$928,056

Note 6.               Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2025	March 31, 2024	Dec. 31, 2024
	(Dollars in thousands)
Bank debt
Bank revolving loans	$1,082,007	$580,000	$—
U.S. term loans	850,000	850,000	850,000
Euro term loans	972,180	—	931,950
Other foreign bank revolving and term loans	55,238	57,435	35,725
Total bank debt	2,959,425	1,487,435	1,817,675
3¼% Senior Notes	—	702,000	673,075
4⅛% Senior Notes	600,000	600,000	600,000
2¼% Senior Notes	540,100	540,000	517,750
1.4% Senior Secured Notes	500,000	500,000	500,000
Finance leases	41,228	62,905	41,673
Total debt - principal	4,640,753	3,892,340	4,150,173
Less unamortized debt issuance costs and debt discount	12,190	11,985	13,320
Total debt	4,628,563	3,880,355	4,136,853
Less current portion	1,145,091	1,345,851	716,932
	$3,483,472	$2,534,504	$3,419,921

At March 31, 2025, the current portion of long-term debt consisted of $395.0 million of U.S. revolving loans and $687.0 million of Euro revolving loans under our amended and restated senior secured credit facility, as amended, or the Credit Agreement, $58.8 million of other foreign bank revolving and term loans and $4.3 million of finance leases.

On March 15, 2025, we repaid all €650.0 million aggregate principal amount of our outstanding 3¼% Senior Notes due 2025, or the 3¼% Notes, at 100 percent of their principal amount plus accrued and unpaid interest to the repayment date. We funded this repayment with Euro revolving loan borrowings under the Credit Agreement and cash on hand.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2025 and 2024 and for the
three months then ended is unaudited)

Note 7.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at March 31, 2025:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$353,030	$353,030

Liabilities:
Bank debt	$2,959,425	$2,959,425
4⅛% Senior Notes	599,596	575,598
2¼% Senior Notes	540,100	512,733
1.4% Senior Secured Notes	499,943	482,500

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at March 31, 2025 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

Financial Instruments Not Measured at Fair Value

Our bank debt, 4⅛% Senior Notes, 2¼% Senior Notes and 1.4% Senior Secured Notes were recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to measure them at fair value. We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 4⅛% Senior Notes, 2¼% Senior Notes and 1.4% Senior Secured Notes were estimated based on quoted market prices, a Level 1 input.

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
(Information at March 31, 2025 and 2024 and for the
three months then ended is unaudited)

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

Interest Rate Swap Agreements

As of March 31, 2025 and December 31, 2024, we had outstanding $300 million aggregate notional principal amount of U.S. dollar interest rate swap agreements with a weighted average fixed rate of 3.90 percent and €685.0 million aggregate notional principal amount of Euro interest rate swap agreements with a weighted average fixed rate of 2.43 percent. These agreements were entered into with financial institutions which are expected to fully perform under the terms thereof. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three months ended March 31, 2025. The total fair value of our interest rate swaps agreements in effect at March 31, 2025 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three months ended March 31, 2025. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at March 31, 2025 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize our foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the Euro term loans under the Credit Agreement which are Euro denominated. Foreign currency (losses) related to our net investment hedges included in accumulated other comprehensive loss for the three months ended March 31, 2025 were $(45.0) million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2025 and 2024 and for the
three months then ended is unaudited)

Note 8.               Commitments and Contingencies

We are a party to other legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

Note 9.               Supply Chain Finance Program

We have a supply chain finance (“SCF”) program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. Once a qualifying supplier elects to participate in this SCF program, all of our payments to the participating supplier are paid to such financial institution in this SCF program on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to such financial institution. We may terminate our agreement with the financial institution upon at least 30 days’ notice, and the financial institution may terminate our agreement upon at least 10 days’ notice. Additionally, suppliers who elect to participate in this SCF program may terminate their participation upon at least 30 days’ notice. The suppliers' invoices sold under this SCF program can be outstanding up to 210 days from the invoice date. Suppliers’ invoices included in this SCF program were $262.9 million, $252.6 million and $303.7 million at March 31, 2025 and 2024 and December 31, 2024, respectively, and were included in accounts payable in our Condensed Consolidated Balance Sheets.

Note 10.               Retirement Benefits

The components of the net periodic pension benefit cost for the three months ended March 31 were as follows:

	2025	2024
	(Dollars in thousands)
Service cost	$1,944	$2,165
Interest cost	8,119	8,413
Expected return on plan assets	(10,257)	(10,771)
Amortization of prior service cost	8	23
Amortization of actuarial losses	1,893	1,852
Net periodic benefit cost	$1,707	$1,682

The components of the net periodic other postretirement benefit cost for the three months ended March 31 were as follows:

	2025	2024
	(Dollars in thousands)
Service cost	$4	$7
Interest cost	151	165
Amortization of prior service credit	(15)	(5)
Amortization of actuarial gains	(86)	(84)
Net periodic benefit cost	$54	$83

Note 11.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, has completed its review of the 2023 tax year with no change to our filed federal income tax return. We have been accepted into the Compliance Assurance Program for the 2024 and 2025 tax years which provides for the review by the IRS of tax matters relating to our tax return prior to filing.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2025 and 2024 and for the
three months then ended is unaudited)

Note 12.               Treasury Stock

On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026. We did not repurchase any shares of our common stock pursuant to this authorization during the three months ended March 31, 2025. At March 31, 2025, we had approximately $93.3 million remaining under this authorization for the repurchase of our common stock.

During the first three months of 2025, we issued 325,808 treasury shares which had an average cost of $3.20 per share for restricted stock units that vested during the period that had been previously issued under our stock-based compensation plans. In accordance with the applicable agreements for such restricted stock units, we repurchased 127,278 shares of our common stock at an average cost of $54.00 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method. As of March 31, 2025, 68,119,316 shares of our common stock were held in treasury.

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued restricted stock units to our officers, other key employees and outside directors. During the first three months of 2025, 701,800 restricted stock units were granted to certain of our officers and other key employees. The fair value of these restricted stock units at the grant date was $37.9 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2025 and 2024 and for the
three months then ended is unaudited)

Note 14.             Segment Information

Our chief operating decision maker, who is our Chief Executive Officer and President, evaluates performance of our business segments and allocates resources based on the adjusted EBIT of our business segments. Adjusted EBIT is not a defined term under GAAP. We define adjusted EBIT as income before interest and income taxes excluding acquired intangible asset amortization expense, other pension (income) expense for U.S. pension plans, rationalization charges and costs attributed to announced acquisitions and including, as applicable, equity in earnings of affiliates, net of tax. Adjusted EBIT should not be considered in isolation or as a substitute for income before interest and income taxes or any other financial data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

Reportable segment information was as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
Three months ended March 31, 2025
Net sales	$671,103	$628,427	$167,131	$—	$1,466,661
Segment expenses and other (a)	573,062	578,871	142,547	15,073	1,309,553
Equity in earnings of affiliates, net of tax	1,162	—	—	—	1,162
Adjusted EBIT	99,203	49,556	24,584	(15,073)	158,270
Depreciation	35,855	19,285	8,764	46	63,950
Segment assets	5,566,505	2,352,480	782,577	37,677	8,739,239
Capital expenditures	43,434	31,243	7,839	408	82,924

Three months ended March 31, 2024
Net sales	$535,920	$617,129	$163,989	$—	$1,317,038
Segment expenses and other (a)	458,070	572,175	143,821	7,492	1,181,558
Adjusted EBIT	77,850	44,954	20,168	(7,492)	135,480
Depreciation	25,151	18,913	9,064	21	53,149
Segment assets	4,386,429	2,290,206	811,485	37,519	7,525,639
Capital expenditures	29,865	37,224	8,155	14	75,258

(a)    Segment expenses and other includes cost of goods sold, selling, general and administrative expenses, and other pension and postretirement (income) expense and excludes acquired intangible asset amortization expense, other pension (income) expense only for U.S. pension plans, and costs attributed to announced acquisitions.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2025 and 2024 and for the
three months then ended is unaudited)

Total adjusted EBIT is reconciled to income before income taxes for the three months ended March 31 as follows:

	2025	2024
	(Dollars in thousands)
Total adjusted EBIT	$158,270	$135,480
Less:
Acquired intangible asset amortization expense	15,413	13,281
Other pension (income) for U.S. pension plans	(925)	(1,211)
Equity in earnings of affiliates, net of tax	1,162	—
Rationalization charges	10,959	11,691
Costs attributed to announced acquisitions	1,117	—
Income before interest and income taxes	130,544	111,719
Interest and other debt expense	42,928	38,647
Income before income taxes	$87,616	$73,072

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934, as amended.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

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

In October 2024, we acquired Weener Plastics Holding B.V., or Weener Packaging. Weener Packaging's results of operations are included in our dispensing and specialty closures segment.

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

	2025	2024
Net sales
Dispensing and Specialty Closures	45.8%	40.7%
Metal Containers	42.8	46.9
Custom Containers	11.4	12.4
Consolidated	100.0	100.0
Cost of goods sold	81.6	83.0
Gross profit	18.4	17.0
Selling, general and administrative expenses	8.8	7.6
Rationalization charges	0.7	0.9
Other pension and postretirement income	—	—
Income before interest and income taxes	8.9	8.5
Interest and other debt expense	3.0	2.9
Income before income taxes	5.9	5.6
Provision for income taxes	1.4	1.4
Income before equity in earnings of affiliates	4.5	4.2
Equity in earnings of affiliates, net of tax	0.1	—
Net income	4.6%	4.2%

Summary unaudited results of operations for the three months ended March 31 are provided below.

	2025	2024
	(dollars in millions)
Net sales
Dispensing and Specialty Closures	$671.1	$535.9
Metal Containers	628.4	617.1
Custom Containers	167.2	164.0
Consolidated	$1,466.7	$1,317.0

Income before interest and income taxes
Dispensing and Specialty Closures	$79.9	$59.7
Metal Containers	44.7	41.7
Custom Containers	22.1	17.8
Corporate	(16.2)	(7.5)
Consolidated	$130.5	$111.7

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Net Sales.  In the first quarter of 2025, consolidated net sales were $1.47 billion, an increase of $149.7 million, or 11.4 percent, as compared to the first quarter of 2024 primarily due to the inclusion of net sales from Weener Packaging, higher organic volumes across all segments and the pass through of higher raw material costs in the metal containers and custom containers segments, partially offset by the impact from unfavorable foreign currency translation of approximately $16 million.

Gross Profit.  Gross profit margin increased 1.4 percentage points to 18.4 percent in the first quarter of 2025 as compared to the same period in 2024 primarily for the reasons discussed below in "Income before Interest and Income Taxes."

Selling, General and Administrative Expenses.  In the first quarter of 2025, selling, general and administrative expenses as a percentage of consolidated net sales increased to 8.8 percent as compared to 7.6 percent in the first quarter of 2024. For the first quarter of 2025, selling, general and administrative expenses increased $28.6 million to $129.1 million as compared to the first quarter of 2024. The increase in selling, general and administrative expenses was primarily due to the inclusion of selling, general and administrative expenses of Weener Packaging and higher expenses for corporate development activities.

Income before Interest and Income Taxes.  In the first quarter of 2025, income before interest and income taxes increased by $18.8 million to $130.5 million as compared to $111.7 million in the first quarter of 2024, and margins increased to 8.9 percent from 8.5 percent over the same periods. The increase in income before interest and income taxes was primarily the result of the inclusion of income before interest and income taxes of Weener Packaging and improved manufacturing productivity and cost performance and higher organic volumes across all segments. Rationalization charges were $11.0 million and $11.7 million in the first quarters of 2025 and 2024, respectively. Costs attributed to announced acquisitions were $1.1 million in the first quarter of 2025.

Interest and Other Debt Expense. In the first quarter of 2025, interest and other debt expense increased $4.3 million to $42.9 million as compared to $38.6 million in the first quarter of 2024. The increase was primarily due to higher average borrowings during the current year period related to the Weener Packaging acquisition completed in October 2024.

Provision for Income Taxes. For the first quarters of 2025 and 2024, the effective tax rates were 23.8 percent and 24.5 percent, respectively.

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

Adjusted EBIT, a non-GAAP financial measure, means income before interest and income taxes excluding, as applicable, acquired intangible asset amortization expense, other pension (income) expense for U.S. pension plans, rationalization charges and costs attributed to announced acquisitions and including, as applicable, equity in earnings of affiliates, net of tax. Adjusted EBIT margin, a non-GAAP financial measure, means adjusted EBIT divided by segment net sales.

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

A reconciliation of such non-GAAP financial measures for the three months ended March 31 is provided below:

	2025	2024
	(Dollars in millions)
Dispensing and Specialty Closures
Income before interest and income taxes (EBIT)	$79.9	$59.7
Acquired intangible asset amortization expense	13.9	11.9
Other pension (income) for U.S. pension plans	(0.2)	(0.3)
Equity in earnings of affiliates, net of tax	1.2	—
Rationalization charges	4.4	6.5
Adjusted EBIT	$99.2	$77.8

Metal Containers
Income before interest and income taxes (EBIT)	$44.7	$41.7
Acquired intangible asset amortization expense	0.4	0.3
Other pension (income) for U.S. pension plans	(0.4)	(0.6)
Rationalization charges	4.9	3.6
Adjusted EBIT	$49.6	$45.0

Custom Containers
Income before interest and income taxes (EBIT)	$22.1	$17.8
Acquired intangible asset amortization expense	1.1	1.1
Other pension (income) for U.S. pension plans	(0.3)	(0.3)
Rationalization charges	1.7	1.6
Adjusted EBIT	$24.6	$20.2

Corporate
Loss before interest and income taxes (EBIT)	$(16.2)	$(7.5)
Costs attributed to announced acquisitions	1.1	—
Adjusted EBIT	$(15.1)	$(7.5)

Total adjusted EBIT	$158.3	$135.5

Dispensing and Specialty Closures Segment

	2025	2024
	(Dollars in millions)

Net sales	$671.1	$535.9
Income before interest and income taxes (EBIT)	79.9	59.7
Income before interest and income taxes margin (EBIT margin)	11.9%	11.1%
Adjusted EBIT	$99.2	$77.8
Adjusted EBIT margin	14.8%	14.5%

In the first quarter of 2025, net sales for the dispensing and specialty closures segment increased $135.2 million, or 25.2 percent, as compared to the first quarter of 2024. This increase was primarily the result of the inclusion of net sales from Weener Packaging, higher organic unit volumes of approximately three percent and a more favorable mix of products sold, partially offset by the impact of unfavorable foreign currency translation of approximately $12.0 million.

In the first quarter of 2025, adjusted EBIT of the dispensing and specialty closures segment increased $21.4 million as compared to the first quarter of 2024, and adjusted EBIT margin increased to 14.8 percent from 14.5 percent over the same periods. The increase in adjusted EBIT was primarily due to the inclusion of adjusted EBIT from Weener Packaging, improved manufacturing productivity and cost performance, higher organic unit volumes and a more favorable mix of products sold, partially offset by the unfavorable impact of foreign currency.

Metal Containers Segment

	2025	2024
	(Dollars in millions)

Net sales	$628.4	$617.1
Income before interest and income taxes (EBIT)	44.7	41.7
Income before interest and income taxes margin (EBIT margin)	7.1%	6.8%
Adjusted EBIT	$49.6	$45.0
Adjusted EBIT margin	7.9%	7.3%

In the first quarter of 2025, net sales for the metal containers segment increased $11.3 million, or 1.8 percent, as compared to the first quarter of 2024. This increase was primarily the result of higher unit volumes of approximately four percent and the pass through of higher raw material costs, partially offset by a less favorable mix of products sold and the impact of unfavorable foreign currency translation of approximately $2.0 million. The increase in unit volumes was primarily due to higher volumes for pet food and soup markets.

In the first quarter of 2025, adjusted EBIT of the metal containers segment increased $4.6 million as compared to the first quarter of 2024, and adjusted EBIT margin increased to 7.9 percent from 7.3 percent for the same periods. The increase in adjusted EBIT was primarily due to improved manufacturing productivity and cost performance and higher unit volumes, partially offset by a less favorable mix of products sold due to higher unit volumes of smaller cans for pet food markets.

Custom Containers Segment

	2025	2024
	(Dollars in millions)

Net sales	$167.2	$164.0
Income before interest and income taxes (EBIT)	22.1	17.8
Income before interest and income taxes margin (EBIT margin)	13.2%	10.9%
Adjusted EBIT	$24.6	$20.2
Adjusted EBIT margin	14.7%	12.3%

In the first quarter of 2025, net sales for the custom containers segment increased $3.2 million, or 2.0 percent, as compared to the first quarter of 2024. This increase was principally due to higher volumes of approximately two percent primarily driven by new business awards and the pass through of higher raw material costs, partially offset by the impact of unfavorable foreign currency translation of approximately $2.0 million.

In the first quarter of 2025, adjusted EBIT of the custom containers segment increased $4.4 million as compared to the first quarter of 2024, and adjusted EBIT margin increased to 14.7 percent from 12.3 percent over the same periods. The increase in adjusted EBIT was primarily attributable to improved manufacturing productivity and cost performance and higher volumes.

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

On March 15, 2025, we repaid all €650.0 million aggregate principal amount of our outstanding 3¼% Notes at 100 percent of their principal amount plus accrued and unpaid interest to the repayment date. We funded this repayment with Euro revolving loan borrowings under the Credit Agreement and cash on hand.

For the three months ended March 31, 2025, we used net borrowings of revolving loans of $1.1 billion, cash and cash equivalents of $469.9 million and the positive effect of exchange rate changes on cash and cash equivalents of $13.0 million to fund the repayment of long-term debt of $706.3 million, cash used in operations of $683.4 million, decreases in outstanding checks of $85.0 million, net capital expenditures and other investing activities of $82.5 million, dividends paid on our common stock of $21.9 million, repurchases of our common stock of $6.9 million and the repayment of principal amounts under finance leases of $1.3 million.
For the three months ended March 31, 2024, we used net borrowings of revolving loans of $582.4 million and cash and cash equivalents of $334.3 million to fund cash used in operations of $547.8 million, decreases in outstanding checks of $160.6 million, the repayment of long-term debt of $100.0 million, net capital expenditures and other investing activities of $72.5 million, dividends paid on our common stock of $21.1 million, repurchases of our common stock of $7.7 million, the repayment of principal amounts under finance leases of $0.3 million and the negative effect of exchange rate changes on cash and cash equivalents of $6.7 million.
At March 31, 2025, we had $1.1 billion of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at March 31, 2025 was $398.2 million.

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

Supply Chain Finance Program

For our suppliers, we believe that we negotiate the best terms possible, including payment terms. In connection therewith, we initiated a SCF program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. A participating supplier negotiates its receivables sale arrangements directly with the financial institution under this SCF program. While we are not party to, and do not participate in the negotiation of, such arrangements, such financial institution allows a participating supplier to utilize our creditworthiness in establishing a credit spread in respect of the sale of its receivables from us as well as other applicable terms. This may provide a supplier with more favorable terms than it would be able to secure on its own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in this SCF program and reaches an agreement with the financial institution, the supplier independently elects which individual invoices to us that they sell to the financial institution. All of our payments to a participating supplier are paid to the financial institution on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to the financial institution. The financial institution then pays the supplier on the invoice due date under our agreement with such supplier for any invoices not previously sold by the supplier to the financial institution. Amounts due to a supplier that elects to participate in this SCF program are included in accounts payable in our Condensed Consolidated Balance Sheet, and the associated payments are reflected in net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. Separate from this SCF program, we and suppliers who participate in this SCF program generally maintain the contractual right to require the other party to negotiate in good faith the existing payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Outstanding trade accounts payables subject to this SCF program were approximately $262.9 million, $252.6 million and $303.7 million at March 31, 2025 and 2024 and December 31, 2024, respectively.

Guaranteed Securities

Each of the 4⅛% Senior Notes, the 2¼% Senior Notes and the 1.4% Senior Secured Notes were issued by Silgan and are guaranteed by our U.S. subsidiaries that also guarantee our obligations under the Credit Agreement, collectively the Obligor Group.

The following summarized financial information relates to the Obligor Group as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in subsidiaries of Silgan that are not part of the Obligor Group of $2.2 billion and $2.1 billion as of March 31, 2025 and December 31, 2024, respectively, are not included in noncurrent assets in the table below.

	March 31, 2025	Dec. 31, 2024
	(Dollars in millions)

Current assets	$1,475.1	$1,464.5
Noncurrent assets	4,286.2	4,279.5
Current liabilities	1,834.7	1,826.4
Noncurrent liabilities	4,014.0	3,987.8

At March 31, 2025 and December 31, 2024, the Obligor Group held current receivables due from other subsidiary companies of $32.0 million and $33.0 million, respectively; long-term notes receivable due from other subsidiary companies of $1.1 billion in each of the periods; and current payables due to other subsidiary companies of $17.2 million and $19.0 million, respectively.

Three months ended
March 31, 2025
(Dollars in millions)

Net sales	$976.1
Gross profit	151.0
Net income	30.5

For the three months ended March 31, 2025, net income in the table above excludes income from equity method investments of other subsidiary companies of $37.5 million. For the three months ended March 31, 2025, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $16.0 million; net credits from such other subsidiary companies of $5.9 million; and net interest income from such other subsidiary companies of $12.7 million. For the three months ended March 31, 2025, the Obligor Group did not receive dividends from other subsidiary companies.

Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $3.5 million and $11.8 million for the three months ended March 31, 2025 and 2024, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $15.9 million and $20.3 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.8 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million annually through 2040.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2025 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Since such filing, other than the changes discussed in Notes 6 and 7 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2025 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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
In October 2024, we acquired Weener Packaging. We are currently in the process of integrating the internal controls and procedures of Weener Packaging into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the SEC, we will include the internal controls and procedures of Weener Packaging in our annual assessment of the effectiveness of our internal control over financial reporting for our 2025 fiscal year.

Part II.  Other Information

Item 5.  Other Information

In the first quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.  Exhibits

Exhibit Number	Description

*22	Subsidiary Guarantors and Issuers of Guaranteed Securities

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: May 8, 2025	/s/ Kimberly I. Ulmer
Kimberly I. Ulmer
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)