Form 10-Q
period 2025-06-30
SILGAN HOLDINGS INC
filed 2025-08-07
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number  001-41459
SILGAN HOLDINGS INC.
(Exact name of Registrant as specified in its charter)

Delaware		06-1269834
(State or other jurisdiction		(I.R.S. Employer
of incorporation or organization)		Identification No.)

601 Merritt 7
Norwalk,	Connecticut	06851
(Address of principal executive offices)		(Zip Code)
(203) 975-7110
(Registrant's telephone number, including area code)

(4 Landmark Square, Stamford, CT 06901)
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

As of July 31, 2025, the number of shares outstanding of the Registrant’s common stock was 106,993,180.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2025	June 30, 2024	Dec. 31, 2024
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$317,462	$302,795	$822,854
Trade accounts receivable, net	1,242,066	1,056,785	594,279
Inventories	1,258,511	1,005,589	928,056
Prepaid expenses and other current assets	190,805	173,464	177,494
Total current assets	3,008,844	2,538,633	2,522,683

Property, plant and equipment, net	2,382,104	1,933,591	2,282,903
Goodwill	2,484,557	1,987,284	2,316,031
Other intangible assets, net	906,743	685,043	869,468
Other assets, net	628,145	548,686	593,583
	$9,410,393	$7,693,237	$8,584,668

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$1,937,384	$1,398,246	$716,932
Trade accounts payable	757,494	658,118	1,111,607
Accrued payroll and related costs	122,238	100,663	108,834
Accrued liabilities	317,421	238,970	310,159
Total current liabilities	3,134,537	2,395,997	2,247,532

Long-term debt	3,114,693	2,530,718	3,419,921
Deferred income taxes	478,891	425,151	505,616
Other liabilities	460,054	407,681	422,018

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	374,582	360,344	367,871
Retained earnings	3,516,444	3,298,525	3,402,667
Accumulated other comprehensive loss	(235,379)	(297,530)	(353,357)
Treasury stock	(1,435,180)	(1,429,400)	(1,429,351)
Total stockholders’ equity	2,222,218	1,933,690	1,989,581
	$9,410,393	$7,693,237	$8,584,668

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2025 and 2024
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net sales	$1,539,161	$1,381,365	$3,005,822	$2,698,403
Cost of goods sold	1,240,070	1,125,361	2,436,328	2,218,920
Gross profit	299,091	256,004	569,494	479,483
Selling, general and administrative expenses	121,836	107,701	250,923	208,177
Rationalization charges	9,864	6,859	20,823	18,550
Other pension and postretirement (income)	(140)	(409)	(327)	(816)
Income before interest and income taxes	167,531	141,853	298,075	253,572
Interest and other debt expense	48,699	41,343	91,627	79,990
Income before income taxes	118,832	100,510	206,448	173,582
Provision for income taxes	30,443	24,413	51,259	42,321
Income before equity in earnings of affiliates	88,389	76,097	155,189	131,261
Equity in earnings of affiliates, net of tax	555	—	1,717	—
Net income	$88,944	$76,097	$156,906	$131,261

Earnings per share:
Basic net income per share	$0.83	$0.71	$1.47	$1.23
Diluted net income per share	$0.83	$0.71	$1.46	$1.23

Weighted average number of shares:
Basic	107,051	106,835	106,984	106,740
Effect of dilutive securities	200	180	310	293
Diluted	107,251	107,015	107,294	107,033

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2025 and 2024
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Net income	$88,944	$76,097	$156,906	$131,261
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	1,425	1,411	2,825	2,814
Change in fair value of derivatives	(5,087)	527	(2,016)	2,952
Foreign currency translation	71,669	(27,478)	117,169	(51,935)
Other comprehensive income (loss)	68,007	(25,540)	117,978	(46,169)
Comprehensive income	$156,951	$50,557	$274,884	$85,092

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2025 and 2024
(Dollars in thousands)
(Unaudited)

	2025	2024
Cash flows provided by (used in) operating activities:
Net income	$156,906	$131,261
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	155,335	131,932
Amortization of debt discount and debt issuance costs	2,617	2,695
Rationalization charges	20,823	18,550
Stock compensation expense	7,755	7,948
Other changes that provided (used) cash:
Trade accounts receivable, net	(601,838)	(474,482)
Inventories	(293,758)	(74,498)
Trade accounts payable	(279,697)	(227,429)
Accrued liabilities	(19,577)	(27,008)
Other, net	(53,417)	(15,882)
Net cash (used in) operating activities	(904,851)	(526,913)

Cash flows provided by (used in) investing activities:
Capital expenditures	(155,693)	(131,442)
Proceeds from asset sales	9,552	2,984
Other, net	297	50
Net cash (used in) investing activities	(145,844)	(128,408)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	1,409,738	739,385
Repayments under revolving loans	(51,959)	(75,408)
Repayment of principal amounts under finance leases	(2,427)	(25,267)
Repayments of long-term debt	(706,274)	(100,000)
Changes in outstanding checks - principally vendors	(84,971)	(160,576)
Dividends paid on common stock	(43,362)	(41,453)
Repurchase of common stock	(6,873)	(7,735)
Net cash provided by financing activities	513,872	328,946

Effect of exchange rate changes on cash and cash equivalents	31,431	(13,753)

Cash and cash equivalents:
Net (decrease)	(505,392)	(340,128)
Balance at beginning of year	822,854	642,923
Balance at end of period	$317,462	$302,795

Interest paid, net	$103,432	$90,832
Income taxes paid, net	45,259	43,618

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and six months ended June 30, 2025 and 2024
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Common stock - shares outstanding
Balance at beginning of period	106,993	106,775	106,795	106,500
Net issuance of treasury stock for vested restricted stock units	—	4	198	279
Balance at end of period	106,993	106,779	106,993	106,779

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751	$1,751

Paid-in capital
Balance at beginning of period	371,207	356,529	367,871	353,848
Stock compensation expense	3,375	3,833	7,755	7,948
Net issuance of treasury stock for vested restricted stock units	—	(18)	(1,044)	(1,452)
Balance at end of period	374,582	360,344	374,582	360,344

Retained earnings
Balance at beginning of period	3,448,952	3,242,914	3,402,667	3,208,237
Net income	88,944	76,097	156,906	131,261
Dividends declared on common stock	(21,452)	(20,486)	(43,129)	(40,973)
Balance at end of period	3,516,444	3,298,525	3,516,444	3,298,525

Accumulated other comprehensive loss
Balance at beginning of period	(303,386)	(271,990)	(353,357)	(251,361)
Other comprehensive income (loss)	68,007	(25,540)	117,978	(46,169)
Balance at end of period	(235,379)	(297,530)	(235,379)	(297,530)

Treasury stock
Balance at beginning of period	(1,435,180)	(1,429,358)	(1,429,351)	(1,423,117)
Net issuance of treasury stock for vested restricted stock units	—	(42)	(5,829)	(6,283)
Balance at end of period	(1,435,180)	(1,429,400)	(1,435,180)	(1,429,400)
Total stockholders’ equity	$2,222,218	$1,933,690	$2,222,218	$1,933,690

Dividends declared on common stock per share	$0.20	$0.19	$0.40	$0.38

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2025 and 2024 and for the
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

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Dollars in thousands)
Dispensing and Specialty Closures	$702,187	$565,377	$1,373,290	$1,101,297
Metal Containers	676,056	650,796	1,304,483	1,267,925
Custom Containers	160,918	165,192	328,049	329,181
	$1,539,161	$1,381,365	$3,005,822	$2,698,403

Revenues by geography were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Dollars in thousands)
North America	$1,041,051	$1,034,401	$2,058,621	$2,016,364
Europe and other	498,110	346,964	947,201	682,039
	$1,539,161	$1,381,365	$3,005,822	$2,698,403

Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $121.7 million, $101.4 million, and $115.6 million as of June 30, 2025 and 2024 and December 31, 2024, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2025 and 2024 and for the
three and six months then ended is unaudited)

Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Dollars in thousands)
Dispensing and Specialty Closures	$3,275	$3,191	$7,646	$9,748
Metal Containers	5,140	2,493	10,072	6,077
Custom Containers	1,449	1,175	3,105	2,725
	$9,864	$6,859	$20,823	$18,550

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Downs	Total
	(Dollars in thousands)
Balance at December 31, 2024	$29,318	$—	$—	$29,318
Charged to expense	6,181	3,910	10,732	20,823
Utilized and currency translation	(4,126)	(3,910)	(10,732)	(18,768)
Balance at June 30, 2025	$31,373	$—	$—	$31,373

Non-cash asset write-downs were the result of comparing the carrying value of certain facilities and production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (see Note 7 for information regarding a Level 3 fair value measurement).

Rationalization reserves as of June 30, 2025 were recorded in our Condensed Consolidated Balance Sheet as accrued liabilities of $6.5 million and other liabilities of $24.9 million. Excluding the impact of our withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $16.1 million and $21.6 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.8 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million annually through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2025 and 2024 and for the
three and six months then ended is unaudited)

Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2024	$(129,988)	$(5,039)	$(218,330)	$(353,357)
Other comprehensive income before reclassifications	—	(871)	117,169	116,298
Amounts reclassified from accumulated other comprehensive loss	2,825	(1,145)	—	1,680
Other comprehensive income	2,825	(2,016)	117,169	117,978
Balance at June 30, 2025	$(127,163)	$(7,055)	$(101,161)	$(235,379)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and six months ended June 30, 2025 were net (losses) of $(1.8) million and $(3.6) million, respectively, excluding income tax benefits of $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2025, these net (losses) consisted primarily of amortization of net actuarial (losses) of $(1.8) million and $(3.6) million, respectively. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2025 were not significant.

Other comprehensive income before reclassifications related to foreign currency translation for the three and six months ended June 30, 2025 consisted of (i) foreign currency gains related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $145.5 million and $225.4 million, respectively, and (ii) foreign currency (losses) related to our net investment hedges of $(96.7) million and $(141.7) million, respectively, excluding income tax benefits of $22.9 million and $33.5 million, respectively. See Note 7 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2025 and 2024 and for the
three and six months then ended is unaudited)

Note 5.               Inventories

Inventories consisted of the following:

	June 30, 2025	June 30, 2024	Dec. 31, 2024
	(Dollars in thousands)
Raw materials	$490,214	$408,681	$450,389
Work-in-process	231,578	190,661	199,030
Finished goods	788,044	706,234	530,406
Other	17,636	17,395	17,192
	1,527,472	1,322,971	1,197,017
Adjustment to value inventory at cost on the LIFO method	(268,961)	(317,382)	(268,961)
	$1,258,511	$1,005,589	$928,056

Note 6.               Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2025	June 30, 2024	Dec. 31, 2024
	(Dollars in thousands)
Bank debt
Bank revolving loans	$1,361,887	$665,000	$—
U.S. term loans	850,000	850,000	850,000
Euro term loans	1,056,421	—	931,950
Other foreign bank revolving and term loans	67,224	54,277	35,725
Total bank debt	3,335,532	1,569,277	1,817,675
3¼% Senior Notes	—	696,605	673,075
4⅛% Senior Notes	600,000	600,000	600,000
2¼% Senior Notes	586,900	535,850	517,750
1.4% Senior Secured Notes	500,000	500,000	500,000
Finance leases	40,943	38,134	41,673
Total debt - principal	5,063,375	3,939,866	4,150,173
Less unamortized debt issuance costs and debt discount	11,298	10,902	13,320
Total debt	5,052,077	3,928,964	4,136,853
Less current portion	1,937,384	1,398,246	716,932
	$3,114,693	$2,530,718	$3,419,921

At June 30, 2025, the current portion of long-term debt consisted of $640.0 million of U.S. revolving loans, $721.9 million of Euro revolving loans, $8.5 million of U.S. term loans and $10.6 million of Euro term loans under our amended and restated senior secured credit facility, as amended, or the Credit Agreement, $500.0 million of our 1.4% Senior Secured Notes, $52.3 million of other foreign bank revolving and term loans and $4.1 million of finance leases.

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
(Information at June 30, 2025 and 2024 and for the
three and six months then ended is unaudited)

Note 7.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at June 30, 2025:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$317,462	$317,462

Liabilities:
Bank debt	$3,335,532	$3,335,532
4⅛% Senior Notes	599,629	589,818
2¼% Senior Notes	586,900	568,677
1.4% Senior Secured Notes	499,957	486,515

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at June 30, 2025 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

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
(Information at June 30, 2025 and 2024 and for the
three and six months then ended is unaudited)

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

Interest Rate Swap Agreements

As of June 30, 2025 and December 31, 2024, we had outstanding $300 million aggregate notional principal amount of U.S. dollar interest rate swap agreements with a weighted average fixed rate of 3.90 percent and €685.0 million aggregate notional principal amount of Euro interest rate swap agreements with a weighted average fixed rate of 2.43 percent. These agreements were entered into with financial institutions which are expected to fully perform under the terms thereof. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three and six months ended June 30, 2025. The total fair value of our interest rate swaps agreements in effect at June 30, 2025 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three and six months ended June 30, 2025. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at June 30, 2025 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize our foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the Euro term loans under the Credit Agreement which are Euro denominated. Foreign currency (losses) related to our net investment hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2025 were $(96.7) million and $(141.7) million, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2025 and 2024 and for the
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

Note 9.               Supply Chain Finance Program

We have a supply chain finance (“SCF”) program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. Once a qualifying supplier elects to participate in this SCF program, all of our payments to the participating supplier are paid to such financial institution in this SCF program on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to such financial institution. We may terminate our agreement with the financial institution upon at least 30 days’ notice, and the financial institution may terminate our agreement upon at least 10 days’ notice. Additionally, suppliers who elect to participate in this SCF program may terminate their participation upon at least 30 days’ notice. The suppliers' invoices sold under this SCF program can be outstanding up to 210 days from the invoice date. Suppliers’ invoices included in this SCF program were $248.4 million, $251.0 million and $303.7 million at June 30, 2025 and 2024 and December 31, 2024, respectively, and were included in accounts payable in our Condensed Consolidated Balance Sheets.

Note 10.               Retirement Benefits

The components of the net periodic pension benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Dollars in thousands)
Service cost	$1,968	$2,164	$3,912	$4,329
Interest cost	8,177	8,408	16,296	16,821
Expected return on plan assets	(10,256)	(10,771)	(20,513)	(21,542)
Amortization of prior service cost	5	23	13	46
Amortization of actuarial losses	1,883	1,853	3,776	3,705
Net periodic benefit cost	$1,777	$1,677	$3,484	$3,359

The components of the net periodic other postretirement benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Dollars in thousands)
Service cost	$6	$7	$10	$14
Interest cost	151	167	302	332
Amortization of prior service credit	(14)	(5)	(29)	(10)
Amortization of actuarial gains	(86)	(84)	(172)	(168)
Net periodic benefit cost	$57	$85	$111	$168

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2025 and 2024 and for the
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

Note 12.               Treasury Stock

On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026. We did not repurchase any shares of our common stock pursuant to this authorization during the six months ended June 30, 2025. At June 30, 2025, we had approximately $93.3 million remaining under this authorization for the repurchase of our common stock.

During the first six months of 2025, we issued 325,808 treasury shares which had an average cost of $3.20 per share for restricted stock units that vested during the period that had been previously issued under our stock-based compensation plans. In accordance with the applicable agreements for such restricted stock units, we repurchased 127,278 shares of our common stock at an average cost of $54.00 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method. As of June 30, 2025, 68,119,316 shares of our common stock were held in treasury.

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued restricted stock units to our officers, other key employees and outside directors. During the first six months of 2025, 727,234 restricted stock units were granted to certain of our officers, other key employees and outside directors. The fair value of these restricted stock units at the grant date was $39.3 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2025 and 2024 and for the
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

Reportable segment information was as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended June 30, 2025
Net sales	$702,187	$676,056	$160,918	$—	$1,539,161
Segment expenses and other (a)	594,817	605,285	135,989	10,654	1,346,745
Equity in earnings of affiliates, net of tax	555	—	—	—	555
Adjusted EBIT	107,925	70,771	24,929	(10,654)	192,971
Depreciation	37,633	13,607	8,684	102	60,026
Capital expenditures	48,707	17,728	5,826	508	72,769

Three Months Ended June 30, 2024
Net sales	$565,377	$650,796	$165,192	$—	$1,381,365
Segment expenses and other (a)	472,670	592,283	142,647	8,401	1,216,001
Adjusted EBIT	92,707	58,513	22,545	(8,401)	165,364
Depreciation	25,384	18,892	8,823	47	53,146
Capital expenditures	26,149	22,645	7,386	4	56,184

Six Months Ended June 30, 2025
Net sales	$1,373,290	$1,304,483	$328,049	$—	$3,005,822
Segment expenses and other (a)	1,167,879	1,184,156	278,536	25,727	2,656,298
Equity in earnings of affiliates, net of tax	1,717	—	—	—	1,717
Adjusted EBIT	207,128	120,327	49,513	(25,727)	351,241
Depreciation	73,488	32,892	17,448	148	123,976
Segment assets	5,846,884	2,706,408	780,467	39,861	9,373,620
Capital expenditures	92,141	48,971	13,665	916	155,693

Six Months Ended June 30, 2024
Net sales	$1,101,297	$1,267,925	$329,181	$—	$2,698,403
Segment expenses and other (a)	930,740	1,164,458	286,468	15,893	2,397,559
Adjusted EBIT	170,557	103,467	42,713	(15,893)	300,844
Depreciation	50,535	37,805	17,887	68	106,295
Segment assets	4,389,613	2,398,402	817,205	38,219	7,643,439
Capital expenditures	56,014	59,869	15,541	18	131,442
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
(Information at June 30, 2025 and 2024 and for the
three and six months then ended is unaudited)

Total adjusted EBIT is reconciled to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Dollars in thousands)
Total adjusted EBIT	$192,971	$165,364	$351,241	$300,844
Less:
Acquired intangible asset amortization expense	15,946	12,356	31,359	25,637
Other pension (income) for U.S. pension plans	(925)	(1,211)	(1,850)	(2,422)
Equity in earnings of affiliates, net of tax	555	—	1,717	—
Rationalization charges	9,864	6,859	20,823	18,550
Costs attributed to announced acquisitions	—	5,507	1,117	5,507
Income before interest and income taxes	167,531	141,853	298,075	253,572
Interest and other debt expense	48,699	41,343	91,627	79,990
Income before income taxes	$118,832	$100,510	$206,448	$173,582

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales
Dispensing and Specialty Closures	45.6%	40.9%	45.7%	40.8%
Metal Containers	43.9	47.1	43.4	47.0
Custom Containers	10.5	12.0	10.9	12.2
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	80.6	81.5	81.1	82.2
Gross profit	19.4	18.5	18.9	17.8
Selling, general and administrative expenses	7.9	7.8	8.3	7.7
Rationalization charges	0.6	0.4	0.7	0.7
Other pension and postretirement income	—	—	—	—
Income before interest and income taxes	10.9	10.3	9.9	9.4
Interest and other debt expense	3.2	3.0	3.0	2.9
Income before income taxes	7.7	7.3	6.9	6.5
Provision for income taxes	2.0	1.8	1.7	1.6
Income before equity in earnings of affiliates	5.7	5.5	5.2	4.9
Equity in earnings of affiliates, net of tax	0.1	—	0.1	—
Net income	5.8%	5.5%	5.3%	4.9%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(dollars in millions)
Net sales
Dispensing and Specialty Closures	$702.2	$565.4	$1,373.3	$1,101.3
Metal Containers	676.1	650.8	1,304.5	1,267.9
Custom Containers	160.9	165.2	328.0	329.2
Consolidated	$1,539.2	$1,381.4	$3,005.8	$2,698.4

Income before interest and income taxes
Dispensing and Specialty Closures	$89.8	$78.9	$169.7	$138.7
Metal Containers	65.7	56.3	110.5	98.0
Custom Containers	22.6	20.5	44.7	38.3
Corporate	(10.6)	(13.9)	(26.8)	(21.4)
Consolidated	$167.5	$141.8	$298.1	$253.6

Net Sales.  In the second quarter of 2025, consolidated net sales were $1.5 billion, an increase of $157.8 million, or 11.4 percent, as compared to the second quarter of 2024 primarily due to higher net sales in the dispensing and specialty closures segment as a result of the inclusion of net sales from Weener Packaging and higher organic unit volumes of dispensing products, the pass through of higher raw material and other manufacturing costs in the metal containers segment and the impact from favorable foreign currency translation of approximately $13.0 million, partially offset by lower unit volumes of specialty closures primarily for the North American beverage markets in the dispensing and specialty closures segment, lower volumes in the custom containers segment and a less favorable mix of products sold in the metal containers segment.

In the first six months of 2025, consolidated net sales were $3.0 billion, an increase of $307.4 million, or 11.4 percent, as compared to the first six months of 2024 primarily due to higher net sales in the dispensing and specialty closures segment as a result of the inclusion of net sales from Weener Packaging and higher organic unit volumes of dispensing products, the pass through of higher raw material and other manufacturing costs and higher unit volumes in the metal containers segment and the pass through of higher raw material costs in the custom containers segment. These increases were partially offset by a less favorable mix of products sold in the metal containers segment, lower unit volumes of specialty closures primarily for the North American beverage markets in the dispensing and specialty closures segment and the impact of unfavorable foreign currency translation of approximately $3.0 million.

Gross Profit.  Gross profit margin increased 0.9 percentage points to 19.4 percent in the second quarter of 2025 as compared to the same period in 2024 and increased 1.1 percentage points to 18.9 percent in the first six months of 2025 as compared to the same periods in 2024 primarily for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  In the second quarter of 2025, selling, general and administrative expenses as a percentage of consolidated net sales increased to 7.9 percent as compared to 7.8 percent in the second quarter of 2024. For the second quarter of 2025, selling, general and administrative expenses increased $14.1 million to $121.8 million as compared to the second quarter of 2024. In the first six months of 2025, selling, general and administrative expenses as a percentage of consolidated net sales increased to 8.3 percent as compared to 7.7 percent in the first six months of 2024. In the first six months of 2025, selling, general and administrative expenses increased $42.7 million to $250.9 million as compared to the first six months of 2024. The increase in selling, general and administrative expenses for each of the second quarter and the first six months of 2025 was primarily due to the inclusion of selling, general and administrative expenses of Weener Packaging and higher expenses for corporate development activities.

Income before Interest and Income Taxes.  In the second quarter of 2025, income before interest and income taxes increased by $25.7 million to $167.5 million as compared to $141.8 million in the second quarter of 2024, and margins increased to 10.9 percent from 10.3 percent over the same periods. The increase in income before interest and income taxes was primarily the result of the inclusion of income before interest and income taxes of Weener Packaging, improved manufacturing productivity and cost performance in the metal containers and custom containers segments and higher organic unit volumes of dispensing products in the dispensing and specialty closures segment, partially offset by a less favorable mix of products sold in the metal containers segment and a decline in unit volumes for specialty closures in the dispensing and specialty closures segment. Rationalization charges were $9.9 million and $6.9 million in the second quarters of 2025 and 2024, respectively. Costs attributed to announced acquisitions were $5.5 million in the second quarter of 2024.

In the first six months of 2025, income before interest and income taxes increased by $44.5 million to $298.1 million as compared to $253.6 million in the first six months of 2024, and margins increased to 9.9 percent from 9.4 percent over the same periods. The increase in income before interest and income taxes was primarily the result of the inclusion of income before interest and income taxes of Weener Packaging, improved manufacturing productivity and cost performance in the metal containers and custom containers segments and higher organic unit volumes of dispensing products in the dispensing and specialty closures segment, partially offset by a less favorable mix of products sold in the metal containers segment, a decline in unit volumes for specialty closures in the dispensing and specialty closures segment and the unfavorable impact of foreign currency. Rationalization charges were $20.8 million and $18.6 million in the first six months of 2025 and 2024, respectively. Costs attributed to announced acquisitions were $1.1 million and $5.5 million in the first six months of 2025 and 2024, respectively.

Interest and Other Debt Expense. In the second quarter of 2025, interest and other debt expense increased $7.4 million to $48.7 million as compared to $41.3 million in the second quarter of 2024. In the first six months of 2025, interest and other debt expense increased $11.6 million to $91.6 million as compared to $80.0 million in the first six months of 2024. The increases in interest and other debt expense in both the second quarter and first six months of 2025 were primarily due to higher average borrowings during the current year period related to the Weener Packaging acquisition completed in October 2024.

Provision for Income Taxes. For the second quarters of 2025 and 2024, the effective tax rates were 25.6 percent and 24.3 percent, respectively. For the first six months of 2025 and 2024, the effective tax rates were 24.8 percent and 24.4 percent, respectively. The increase in the effective tax rate in the second quarter of 2025 was primarily due to changes in the geographic mix of profit in the current year period as compared to the prior year period.

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

A reconciliation of such non-GAAP financial measures for the periods presented is provided below:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Dollars in millions)
Dispensing and Specialty Closures
Income before interest and income taxes (EBIT)	$89.8	$78.9	$169.7	$138.7
Acquired intangible asset amortization expense	14.4	10.9	28.4	22.6
Other pension (income) for U.S. pension plans	(0.2)	(0.3)	(0.3)	(0.5)
Equity in earnings of affiliates, net of tax	0.6	—	1.7	—
Rationalization charges	3.3	3.2	7.6	9.7
Adjusted EBIT	$107.9	$92.7	$207.1	$170.5

Metal Containers
Income before interest and income taxes (EBIT)	$65.7	$56.3	$110.5	$98.0
Acquired intangible asset amortization expense	0.4	0.3	0.7	0.7
Other pension (income) for U.S. pension plans	(0.4)	(0.6)	(1.0)	(1.3)
Rationalization charges	5.1	2.5	10.1	6.1
Adjusted EBIT	$70.8	$58.5	$120.3	$103.5

Custom Containers
Income before interest and income taxes (EBIT)	$22.6	$20.5	$44.7	$38.3
Acquired intangible asset amortization expense	1.1	1.1	2.2	2.3
Other pension (income) for U.S. pension plans	(0.3)	(0.3)	(0.5)	(0.6)
Rationalization charges	1.5	1.2	3.1	2.7
Adjusted EBIT	$24.9	$22.5	$49.5	$42.7

Corporate
Loss before interest and income taxes (EBIT)	$(10.6)	$(13.9)	$(26.8)	$(21.4)
Costs attributed to announced acquisitions	—	5.5	1.1	5.5
Adjusted EBIT	$(10.6)	$(8.4)	$(25.7)	$(15.9)

Total adjusted EBIT	$193.0	$165.3	$351.2	$300.8

Dispensing and Specialty Closures Segment

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Dollars in millions)

Net sales	$702.2	$565.4	$1,373.3	$1,101.3
Income before interest and income taxes (EBIT)	89.8	78.9	169.7	138.7
Income before interest and income taxes margin (EBIT margin)	12.8%	14.0%	12.4%	12.6%
Adjusted EBIT	$107.9	$92.7	$207.1	$170.5
Adjusted EBIT margin	15.4%	16.4%	15.1%	15.5%

In the second quarter of 2025, net sales for the dispensing and specialty closures segment increased $136.8 million, or 24.2 percent, as compared to the second quarter of 2024. This increase was primarily the result of higher net sales of $143.6 million due to the inclusion of net sales from Weener Packaging and higher organic unit volumes of dispensing products and the impact of favorable foreign currency translation of approximately $8.0 million, partially offset by lower unit volumes of specialty closures of approximately three percent primarily as a result of a decline in volumes for the North American beverage markets due to cool and wet weather conditions and lower than anticipated promotional activity.

In the first six months of 2025, net sales for the dispensing and specialty closures segment increased $272.0 million, or 24.7 percent, as compared to the first six months of 2024. This increase was primarily the result of higher net sales of $287.0 million due to the inclusion of net sales from Weener Packaging and higher organic unit volumes of dispensing products, partially offset by the impact of unfavorable foreign currency translation of approximately $4.0 million and lower unit volumes of specialty closures of approximately two percent primarily as a result of a decline in volumes for the North American beverage markets due to cool and wet weather conditions and lower than anticipated promotional activity.

In the second quarter of 2025, adjusted EBIT of the dispensing and specialty closures segment increased $15.2 million as compared to the second quarter of 2024, while adjusted EBIT margin decreased to 15.4 percent from 16.4 percent over the same periods. The increase in adjusted EBIT was primarily due to the inclusion of adjusted EBIT from Weener Packaging and higher organic unit volumes for dispensing products, partially offset by a decline in unit volumes for specialty closures.

In the first six months of 2025, adjusted EBIT of the dispensing and specialty closures segment increased $36.6 million as compared to the first six months of 2024, while adjusted EBIT margin decreased to 15.1 percent from 15.5 percent over the same periods. The increase in adjusted EBIT was primarily due to the inclusion of adjusted EBIT from Weener Packaging and higher organic unit volumes for dispensing products, partially offset by a decline in unit volumes for specialty closures and the unfavorable impact of foreign currency.

Metal Containers Segment

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Dollars in millions)

Net sales	$676.1	$650.8	$1,304.5	$1,267.9
Income before interest and income taxes (EBIT)	65.7	56.3	110.5	98.0
Income before interest and income taxes margin (EBIT margin)	9.7%	8.7%	8.5%	7.7%
Adjusted EBIT	$70.8	$58.5	$120.3	$103.5
Adjusted EBIT margin	10.5%	9.0%	9.2%	8.2%

In the second quarter of 2025, net sales for the metal containers segment increased $25.3 million, or 3.9 percent, as compared to the second quarter of 2024. This increase was primarily the result of the pass through of higher raw material and other manufacturing costs and the impact of favorable foreign currency translation of approximately $5.0 million, partially offset by a less favorable mix of products sold. Unit volumes for the metal containers segment were comparable to the prior year period with higher volumes for pet food markets offset by lower volumes for soup markets.

In the first six months of 2025, net sales for the metal containers segment increased $36.6 million, or 2.9 percent, as compared to the first six months of 2024. This increase was primarily the result of the pass through of higher raw material and other manufacturing costs, higher unit volumes of approximately two percent and the impact of favorable foreign currency translation of approximately $3.0 million, partially offset by a less favorable mix of products sold. The increase in unit volumes was primarily due to higher volumes for pet food markets.

In the second quarter of 2025, adjusted EBIT of the metal containers segment increased $12.3 million as compared to the second quarter of 2024, and adjusted EBIT margin increased to 10.5 percent from 9.0 percent for the same periods. The increase in adjusted EBIT was primarily due to improved manufacturing productivity and cost performance due in part to lower production in the prior year period associated with a customer that reduced its fruit and vegetable pack plans, partially offset by a less favorable mix of products sold due to higher unit volumes of smaller cans for pet food markets.

In the first six months of 2025, adjusted EBIT of the metal containers segment increased $16.8 million as compared to the first six months of 2024, and adjusted EBIT margin increased to 9.2 percent from 8.2 percent for the same periods. The increase in adjusted EBIT was primarily due to improved manufacturing productivity and cost performance due in part to lower production in the prior year period associated with a customer that reduced its fruit and vegetable pack plans, partially offset by a less favorable mix of products sold due to higher unit volumes of smaller cans for pet food markets.

Custom Containers Segment

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Dollars in millions)

Net sales	$160.9	$165.2	$328.0	$329.2
Income before interest and income taxes (EBIT)	22.6	20.5	44.7	38.3
Income before interest and income taxes margin (EBIT margin)	14.0%	12.4%	13.6%	11.6%
Adjusted EBIT	$24.9	$22.5	$49.5	$42.7
Adjusted EBIT margin	15.5%	13.6%	15.1%	13.0%

In the second quarter of 2025, net sales for the custom containers segment decreased $4.3 million, or 2.6 percent, as compared to the second quarter of 2024. This decrease was principally due to lower volumes of approximately two percent due primarily to the exit of lower margin business as a result of footprint optimization plans.

In the first six months of 2025, net sales for the custom containers segment decreased $1.2 million, or 0.4 percent, as compared to the first six months of 2024. This decrease was principally due to unfavorable foreign currency translation of approximately $2.0 million, partially offset by the pass through of higher raw material costs.

In the second quarter of 2025, adjusted EBIT of the custom containers segment increased $2.4 million as compared to the second quarter of 2024, and adjusted EBIT margin increased to 15.5 percent from 13.6 percent over the same periods. The increase in adjusted EBIT was primarily attributable to improved manufacturing productivity and cost performance.

In the first six months of 2025, adjusted EBIT of the custom containers segment increased $6.8 million as compared to the first six months of 2024, and adjusted EBIT margin increased to 15.1 percent from 13.0 percent over the same periods. The increase in adjusted EBIT was primarily attributable to improved manufacturing productivity and cost performance.

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

For the six months ended June 30, 2025, we used net borrowings of revolving loans of $1.4 billion, cash and cash equivalents of $505.4 million and the positive effect of exchange rate changes on cash and cash equivalents of $31.4 million to fund cash used in operations of $904.9 million, the repayment of long-term debt of $706.3 million, net capital expenditures and other investing activities of $145.8 million, decreases in outstanding checks of $85.0 million, dividends paid on our common stock of $43.4 million, repurchases of our common stock of $6.9 million and the repayment of principal amounts under finance leases of $2.4 million.
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

At June 30, 2025, we had $1.4 billion of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at June 30, 2025 was $118.3 million.

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

Supply Chain Finance Program

For our suppliers, we believe that we negotiate the best terms possible, including payment terms. In connection therewith, we initiated a SCF program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. A participating supplier negotiates its receivables sale arrangements directly with the financial institution under this SCF program. While we are not party to, and do not participate in the negotiation of, such arrangements, such financial institution allows a participating supplier to utilize our creditworthiness in establishing a credit spread in respect of the sale of its receivables from us as well as other applicable terms. This may provide a supplier with more favorable terms than it would be able to secure on its own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in this SCF program and reaches an agreement with the financial institution, the supplier independently elects which individual invoices to us that they sell to the financial institution. All of our payments to a participating supplier are paid to the financial institution on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to the financial institution. The financial institution then pays the supplier on the invoice due date under our agreement with such supplier for any invoices not previously sold by the supplier to the financial institution. Amounts due to a supplier that elects to participate in this SCF program are included in accounts payable in our Condensed Consolidated Balance Sheet, and the associated payments are reflected in net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. Separate from this SCF program, we and suppliers who participate in this SCF program generally maintain the contractual right to require the other party to negotiate in good faith the existing payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Outstanding trade accounts payables subject to this SCF program were approximately $248.4 million, $251.0 million and $303.7 million at June 30, 2025 and 2024 and December 31, 2024, respectively.

Guaranteed Securities

Each of the 4⅛% Senior Notes, the 2¼% Senior Notes and the 1.4% Senior Secured Notes were issued by Silgan and are guaranteed by our U.S. subsidiaries that also guarantee our obligations under the Credit Agreement, collectively the Obligor Group.

The following summarized financial information relates to the Obligor Group as of June 30, 2025 and December 31, 2024 and for the six months ended June 30, 2025. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in subsidiaries of Silgan that are not part of the Obligor Group of $2.4 billion and $2.1 billion as of June 30, 2025 and December 31, 2024, respectively, are not included in noncurrent assets in the table below.

	June 30, 2025	Dec. 31, 2024
	(Dollars in millions)

Current assets	$1,773.9	$1,464.5
Noncurrent assets	4,352.2	4,279.5
Current liabilities	2,636.6	1,826.4
Noncurrent liabilities	3,630.9	3,987.8

At June 30, 2025 and December 31, 2024, the Obligor Group held current receivables due from other subsidiary companies of $28.6 million and $33.0 million, respectively; long-term notes receivable due from other subsidiary companies of $1.2 billion and $1.1 billion, respectively; and current payables due to other subsidiary companies of $13.5 million and $19.0 million, respectively.

Six Months Ended
June 30, 2025
(Dollars in millions)

Net sales	$1,971.9
Gross profit	312.0
Net income	73.0

For the six months ended June 30, 2025, net income in the table above excludes income from equity method investments of other subsidiary companies of $83.9 million. For the six months ended June 30, 2025, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $30.9 million; net credits from such other subsidiary companies of $12.0 million; and net interest income from such other subsidiary companies of $25.8 million. For the six months ended June 30, 2025, the Obligor Group did not receive dividends from other subsidiary companies.

Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $8.0 million and $21.1 million for the six months ended June 30, 2025 and 2024, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $16.1 million and $21.6 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.8 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million annually through 2040.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2025 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Since such filing, other than the changes discussed in Notes 6 and 7 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2025 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

Part II.  Other Information

Item 5.  Other Information

In the second quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.  Exhibits

Exhibit Number	Description

22
Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. Commission File No. 001-41459).

*4.1
Third Supplemental Indenture to the Indenture dated as of February 10, 2021, with respect to the 1.4% Senior Secured Notes due 2026, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc. and Computershare Trust Company, N.A., as trustee and collateral agent.

*4.2
Fifth Supplemental Indenture to the Indenture dated as of November 12, 2019, with respect to the 4⅛% Senior Notes due 2028, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc. and U.S. Bank Trust Company, National Association, as trustee.

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

SILGAN HOLDINGS INC.

Dated: August 7, 2025	/s/ Kimberly I. Ulmer
Kimberly I. Ulmer
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)