Form 10-Q
period 2025-09-30
SILGAN HOLDINGS INC
filed 2025-11-05
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 31, 2025, the number of shares outstanding of the Registrant’s common stock was 105,668,015.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2025	Sept. 30, 2024	Dec. 31, 2024
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$389,170	$368,507	$822,854
Trade accounts receivable, net	1,502,810	1,210,331	594,279
Inventories	1,022,365	780,443	928,056
Prepaid expenses and other current assets	197,966	160,207	177,494
Total current assets	3,112,311	2,519,488	2,522,683

Property, plant and equipment, net	2,393,164	1,956,004	2,282,903
Goodwill	2,480,925	2,024,055	2,316,031
Other intangible assets, net	892,253	681,454	869,468
Other assets, net	619,544	566,365	593,583
	$9,498,197	$7,747,366	$8,584,668

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$1,134,984	$1,254,391	$716,932
Trade accounts payable	851,523	678,518	1,111,607
Accrued payroll and related costs	129,105	106,367	108,834
Accrued liabilities	335,366	266,486	310,159
Total current liabilities	2,450,978	2,305,762	2,247,532

Long-term debt	3,812,233	2,553,659	3,419,921
Deferred income taxes	510,782	420,921	505,616
Other liabilities	451,753	413,054	422,018

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	379,743	364,074	367,871
Retained earnings	3,608,075	3,378,093	3,402,667
Accumulated other comprehensive loss	(222,166)	(260,597)	(353,357)
Treasury stock	(1,494,952)	(1,429,351)	(1,429,351)
Total stockholders’ equity	2,272,451	2,053,970	1,989,581
	$9,498,197	$7,747,366	$8,584,668

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2025 and 2024
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024

Net sales	$2,008,739	$1,745,124	$5,014,561	$4,443,527
Cost of goods sold	1,681,489	1,451,831	4,117,817	3,670,751
Gross profit	327,250	293,293	896,744	772,776
Selling, general and administrative expenses	122,210	106,405	373,133	314,582
Rationalization charges	7,189	19,483	28,012	38,033
Other pension and postretirement (income) expense	(807)	118	(1,134)	(698)
Income before interest and income taxes	198,658	167,287	496,733	420,859
Interest and other debt expense	49,989	41,871	141,616	121,861
Income before income taxes	148,669	125,416	355,117	298,998
Provision for income taxes	36,151	25,363	87,410	67,684
Income before equity in earnings of affiliates	112,518	100,053	267,707	231,314
Equity in earnings of affiliates, net of tax	775	—	2,492	—
Net income	$113,293	$100,053	$270,199	$231,314

Earnings per share:
Basic net income per share	$1.06	$0.94	$2.53	$2.17
Diluted net income per share	$1.06	$0.93	$2.52	$2.16

Weighted average number of shares:
Basic	106,620	106,847	106,861	106,776
Effect of dilutive securities	183	290	268	292
Diluted	106,803	107,137	107,129	107,068

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2025 and 2024
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024

Net income	$113,293	$100,053	$270,199	$231,314
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	3,216	1,719	6,041	4,533
Change in fair value of derivatives	2,276	(3,767)	260	(815)
Foreign currency translation	7,721	38,981	124,890	(12,954)
Other comprehensive income (loss)	13,213	36,933	131,191	(9,236)
Comprehensive income	$126,506	$136,986	$401,390	$222,078

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2025 and 2024
(Dollars in thousands)
(Unaudited)

	2025	2024
Cash flows provided by (used in) operating activities:
Net income	$270,199	$231,314
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	238,210	198,648
Amortization of debt discount and debt issuance costs	3,911	4,043
Rationalization charges	28,012	38,033
Stock compensation expense	12,916	11,727
Other changes that provided (used) cash:
Trade accounts receivable, net	(861,199)	(614,632)
Inventories	(57,381)	160,756
Trade accounts payable	(183,089)	(213,088)
Accrued liabilities	(1,161)	(6,978)
Other, net	(14,383)	(23,711)
Net cash (used in) operating activities	(563,965)	(213,888)

Cash flows provided by (used in) investing activities:
Capital expenditures	(235,791)	(192,035)
Proceeds from asset sales	9,756	3,221
Other, net	(1,293)	(293)
Net cash (used in) investing activities	(227,328)	(189,107)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	1,492,064	802,389
Repayments under revolving loans	(935,832)	(310,827)
Repayment of principal amounts under finance leases	(3,970)	(27,281)
Proceeds from issuance of long-term debt	703,620	—
Repayments of long-term debt	(706,274)	(100,000)
Changes in outstanding checks - principally vendors	(84,971)	(160,576)
Dividends paid on common stock	(64,773)	(61,754)
Debt issuance costs	(8,299)	—
Repurchase of common stock	(66,160)	(7,735)
Net cash provided by financing activities	325,405	134,216

Effect of exchange rate changes on cash and cash equivalents	32,204	(5,637)

Cash and cash equivalents:
Net (decrease)	(433,684)	(274,416)
Balance at beginning of year	822,854	642,923
Balance at end of period	$389,170	$368,507

Interest paid, net	$148,488	$133,411
Income taxes paid, net	62,063	69,748

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and nine months ended September 30, 2025 and 2024
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024

Common stock - shares outstanding
Balance at beginning of period	106,993	106,779	106,795	106,500
Net issuance of treasury stock for vested restricted stock units	—	16	198	295
Repurchases of common stock	(1,325)	—	(1,325)	—
Balance at end of period	105,668	106,795	105,668	106,795

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751	$1,751

Paid-in capital
Balance at beginning of period	374,582	360,344	367,871	353,848
Stock compensation expense	5,161	3,779	12,916	11,727
Net issuance of treasury stock for vested restricted stock units	—	(49)	(1,044)	(1,501)
Balance at end of period	379,743	364,074	379,743	364,074

Retained earnings
Balance at beginning of period	3,516,444	3,298,525	3,402,667	3,208,237
Net income	113,293	100,053	270,199	231,314
Dividends declared on common stock	(21,662)	(20,485)	(64,791)	(61,458)
Balance at end of period	3,608,075	3,378,093	3,608,075	3,378,093

Accumulated other comprehensive loss
Balance at beginning of period	(235,379)	(297,530)	(353,357)	(251,361)
Other comprehensive income (loss)	13,213	36,933	131,191	(9,236)
Balance at end of period	(222,166)	(260,597)	(222,166)	(260,597)

Treasury stock
Balance at beginning of period	(1,435,180)	(1,429,400)	(1,429,351)	(1,423,117)
Net issuance of treasury stock for vested restricted stock units	—	49	(5,829)	(6,234)
Repurchases of common stock	(59,772)	—	(59,772)	—
Balance at end of period	(1,494,952)	(1,429,351)	(1,494,952)	(1,429,351)
Total stockholders’ equity	$2,272,451	$2,053,970	$2,272,451	$2,053,970

Dividends declared on common stock per share	$0.20	$0.19	$0.60	$0.57

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2025 and 2024 and for the
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

Goodwill. We review goodwill for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that our goodwill was not impaired in our annual 2025 assessment performed during the third quarter.

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
	(Dollars in thousands)
Dispensing and Specialty Closures	$690,382	$563,669	$2,063,672	$1,664,966
Metal Containers	1,158,227	1,022,605	2,462,710	2,290,530
Custom Containers	160,130	158,850	488,179	488,031
	$2,008,739	$1,745,124	$5,014,561	$4,443,527

Revenues by geography were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
	(Dollars in thousands)
North America	$1,489,605	$1,368,104	$3,548,226	$3,384,468
Europe and other	519,134	377,020	1,466,335	1,059,059
	$2,008,739	$1,745,124	$5,014,561	$4,443,527

Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $122.3 million, $110.7 million, and $115.6 million as of September 30, 2025 and 2024 and December 31, 2024, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2025 and 2024 and for the
three and nine months then ended is unaudited)

Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
	(Dollars in thousands)
Dispensing and Specialty Closures	$3,418	$9,835	$11,064	$19,583
Metal Containers	2,507	7,850	12,579	13,927
Custom Containers	1,264	1,798	4,369	4,523
	$7,189	$19,483	$28,012	$38,033

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Downs	Total
	(Dollars in thousands)
Balance at December 31, 2024	$29,318	$—	$—	$29,318
Charged to expense	9,392	7,368	11,252	28,012
Utilized and currency translation	(8,117)	(7,368)	(11,252)	(26,737)
Balance at September 30, 2025	$30,593	$—	$—	$30,593

Non-cash asset write-downs were the result of comparing the carrying value of certain facilities and production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (see Note 7 for information regarding a Level 3 fair value measurement).

Rationalization reserves as of September 30, 2025 were recorded in our Condensed Consolidated Balance Sheet as accrued liabilities of $6.0 million and other liabilities of $24.6 million. Excluding the impact of our withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $16.0 million and $20.7 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.8 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million annually through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2025 and 2024 and for the
three and nine months then ended is unaudited)

Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2024	$(129,988)	$(5,039)	$(218,330)	$(353,357)
Other comprehensive income before reclassifications	2,204	854	124,890	127,948
Amounts reclassified from accumulated other comprehensive loss	3,837	(594)	—	3,243
Other comprehensive income	6,041	260	124,890	131,191
Balance at September 30, 2025	$(123,947)	$(4,779)	$(93,440)	$(222,166)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and nine months ended September 30, 2025 were net (losses) of $(1.3) million and $(4.9) million, respectively, excluding income tax benefits of $0.3 million and $1.1 million, respectively. For the three and nine months ended September 30, 2025, these net (losses) consisted primarily of amortization of net actuarial (losses) of $(1.3) million and $(4.9) million, respectively. Amortization of net actuarial losses and net prior service cost was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2025 were not significant.

Other comprehensive income before reclassifications related to foreign currency translation for the three and nine months ended September 30, 2025 consisted of (i) foreign currency gains related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $8.7 million and $234.1 million, respectively, and (ii) foreign currency (losses) related to our net investment hedges of $(1.3) million and $(143.0) million, respectively, excluding income tax benefits of $0.3 million and $33.8 million, respectively. See Note 7 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2025 and 2024 and for the
three and nine months then ended is unaudited)

Note 5.               Inventories

Inventories consisted of the following:

	Sept. 30, 2025	Sept. 30, 2024	Dec. 31, 2024
	(Dollars in thousands)
Raw materials	$522,583	$400,916	$450,389
Work-in-process	221,628	192,986	199,030
Finished goods	529,788	486,641	530,406
Other	17,327	17,282	17,192
	1,291,326	1,097,825	1,197,017
Adjustment to value inventory at cost on the LIFO method	(268,961)	(317,382)	(268,961)
	$1,022,365	$780,443	$928,056

Note 6.               Long-Term Debt

Long-term debt consisted of the following:

	Sept. 30, 2025	Sept. 30, 2024	Dec. 31, 2024
	(Dollars in thousands)
Bank debt
Bank revolving loans	$567,625	$505,000	$—
U.S. term loans	850,000	850,000	850,000
Euro term loans	1,057,500	—	931,950
Other foreign bank revolving and term loans	59,035	43,127	35,725
Total bank debt	2,534,160	1,398,127	1,817,675
3¼% Senior Notes	—	725,400	673,075
4⅛% Senior Notes	600,000	600,000	600,000
2¼% Senior Notes	587,500	558,000	517,750
4¼% Senior Notes	705,000	—	—
1.4% Senior Secured Notes	500,000	500,000	500,000
Finance leases	39,757	36,342	41,673
Total debt - principal	4,966,417	3,817,869	4,150,173
Less unamortized debt issuance costs and debt discount	19,200	9,819	13,320
Total debt	4,947,217	3,808,050	4,136,853
Less current portion	1,134,984	1,254,391	716,932
	$3,812,233	$2,553,659	$3,419,921

At September 30, 2025, the current portion of long-term debt consisted of $550.0 million of U.S. revolving loans, $17.6 million of Euro revolving loans, $8.5 million of U.S. term loans and $10.6 million of Euro term loans under our amended and restated senior secured credit facility, as amended, or the Credit Agreement, $500.0 million of our 1.4% Senior Secured Notes, $44.4 million of other foreign bank revolving and term loans and $3.9 million of finance leases.

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2025 and 2024 and for the
three and nine months then ended is unaudited)

4¼% SENIOR NOTES

On September 12, 2025, we issued €600.0 million aggregate principal amount of our 4¼% Senior Notes due 2031, or the 4¼% Senior Notes, at 100 percent of their principal amount in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended.

The 4¼% Senior Notes are guaranteed by our U.S. subsidiaries that guarantee the Credit Agreement, the 1.4% Senior Secured Notes, the 4⅛% Senior Notes and the 2¼% Senior Notes. The 4¼% Senior Notes are not guaranteed by any of our subsidiaries that do not guarantee the Credit Agreement, the 1.4% Senior Secured Notes, the 4⅛% Senior Notes and the 2¼% Senior Notes, any of our non-U.S. subsidiaries and any of our non-wholly owned subsidiaries. The guarantee of each subsidiary guarantor will be released to the extent such subsidiary no longer guarantees the Credit Agreement or when the 1.4% Senior Secured Notes are paid off on or before they mature on April 1, 2026, provided we do not issue any other debt securities for which a U.S. subsidiary provides a guarantee before that date.

The 4¼% Senior Notes and the related guarantees are general senior unsecured obligations of us and the subsidiary guarantors, respectively, and are (i) effectively subordinated to all of our and the subsidiary guarantors’ existing and future secured indebtedness, including secured indebtedness under the Credit Agreement and the 1.4% Senior Secured Notes, to the extent of the value of the assets securing such indebtedness, (ii) equal in right of payment with all of our and the subsidiary guarantors’ existing and future senior indebtedness, including the 4⅛% Senior Notes and the 2¼% Senior Notes, (iii) senior to all of our and the subsidiary guarantors’ existing and future subordinated indebtedness, and (iv) structurally subordinated to the existing and future indebtedness and other liabilities (including trade payables) of our non-guarantor subsidiaries.

The 4¼% Senior Notes will mature on February 15, 2031. Interest on the 4¼% Senior Notes is payable semiannually on February 15 and August 15 of each year, commencing on February 15, 2026. The 4¼% Senior Notes were issued pursuant to, and are governed by, that certain indenture, dated as of September 12, 2025, among us, certain of our U.S. subsidiaries, U.S. Bank Trust Company, National Association, as trustee, U.S. Bank Europe DAC, UK Branch, as paying agent, and U.S. Bank Europe DAC, as registrar and transfer agent, which indenture contains covenants that are generally less restrictive than those in the Credit Agreement and substantially similar to the covenants in the indentures for the 1.4% Senior Secured Notes, the 4⅛% Senior Notes and the 2¼% Senior Notes.

The 4¼% Senior Notes are redeemable, at our option, in whole or in part, at any time on or after September 15, 2027 initially at 102.125 percent of their principal amount, plus accrued and unpaid interest to the redemption date, declining ratably annually to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date, on or after September 15, 2029. At any time before September 15, 2027, we also have the right to redeem the 4¼% Senior Notes, in whole or in part, at a redemption price equal to 100 percent of their principal amount plus a make-whole premium as provided in the indenture for the 4¼% Senior Notes, together with accrued and unpaid interest to the redemption date. In addition, before September 15, 2027, we have the right to redeem up to 40 percent of the aggregate principal amount of outstanding of the 4¼% Senior Notes with the proceeds from sales of certain kinds of our capital stock at a redemption price equal to 104.250 percent of their principal amount, plus accrued and unpaid interest to the redemption date.

We will be required to make an offer to repurchase the 4¼% Senior Notes at a price of 101 percent of their principal amount, plus accrued and unpaid interest to the date of repurchase, upon the occurrence of a change of control repurchase event as provided in the indenture for the 4¼% Senior Notes. In connection with any tender offer for, or any other offer to purchase, the 4¼% Senior Notes (including a change of control offer), if holders of no less than 90 percent of the aggregate principal amount of the then outstanding 4¼% Senior Notes validly tender their 4¼% Senior Notes in such offer, we, or a third party making such offer, is entitled to redeem all remaining 4¼% Senior Notes at the price offered to each holder (excluding any early tender, incentive or similar fee).

The net proceeds from the sale of the 4¼% Senior Notes were approximately €592.4 million after deducting the initial purchasers' discount and estimated offering expenses. We used the net proceeds from the sale of the 4¼% Senior Notes to repay outstanding Euro revolving loan borrowings under the Credit Agreement.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2025 and 2024 and for the
three and nine months then ended is unaudited)

Note 7.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at September 30, 2025:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$389,170	$389,170

Liabilities:
Bank debt	$2,534,160	$2,534,160
4⅛% Senior Notes	599,662	585,636
2¼% Senior Notes	587,500	571,755
4¼% Senior Notes	705,000	708,405
1.4% Senior Secured Notes	499,971	492,140

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at September 30, 2025 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

Financial Instruments Not Measured at Fair Value

Our bank debt, 4⅛% Senior Notes, 2¼% Senior Notes, 4¼% Senior Notes and 1.4% Senior Secured Notes were recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to measure them at fair value. We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 4⅛% Senior Notes, 2¼% Senior Notes, 4¼% Senior Notes and 1.4% Senior Secured Notes were estimated based on quoted market prices, a Level 1 input.

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
(Information at September 30, 2025 and 2024 and for the
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

Interest Rate Swap Agreements

As of September 30, 2025 and December 31, 2024, we had outstanding $300 million aggregate notional principal amount of U.S. dollar interest rate swap agreements with a weighted average fixed rate of 3.90 percent and €685.0 million aggregate notional principal amount of Euro interest rate swap agreements with a weighted average fixed rate of 2.43 percent. These agreements were entered into with financial institutions which are expected to fully perform under the terms thereof. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three and nine months ended September 30, 2025. The total fair value of our interest rate swaps agreements in effect at September 30, 2025 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three and nine months ended September 30, 2025. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at September 30, 2025 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize our foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the Euro term loans under the Credit Agreement which are Euro denominated. Foreign currency (losses) related to our net investment hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2025 were $(1.3) million and $(143.0) million, respectively.

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
(Information at September 30, 2025 and 2024 and for the
three and nine months then ended is unaudited)

Note 9.               Supply Chain Finance Program

We have a supply chain finance (“SCF”) program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. Once a qualifying supplier elects to participate in this SCF program, all of our payments to the participating supplier are paid to such financial institution in this SCF program on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to such financial institution. We may terminate our agreement with the financial institution upon at least 30 days’ notice, and the financial institution may terminate our agreement upon at least 10 days’ notice. Additionally, suppliers who elect to participate in this SCF program may terminate their participation upon at least 30 days’ notice. The suppliers' invoices sold under this SCF program can be outstanding up to 210 days from the invoice date. Suppliers’ invoices included in this SCF program were $385.8 million, $284.2 million and $303.7 million at September 30, 2025 and 2024 and December 31, 2024, respectively, and were included in accounts payable in our Condensed Consolidated Balance Sheets.

Note 10.               Retirement Benefits

The components of the net periodic pension benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
	(Dollars in thousands)
Service cost	$1,686	$1,990	$5,598	$6,319
Interest cost	8,104	8,592	24,400	25,413
Expected return on plan assets	(10,273)	(10,772)	(30,786)	(32,314)
Amortization of prior service cost	46	22	59	68
Amortization of actuarial losses	1,726	2,232	5,502	5,937
Net periodic benefit cost	$1,289	$2,064	$4,773	$5,423

The components of the net periodic other postretirement benefit (credit) cost were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
	(Dollars in thousands)
Service cost	$—	$8	$10	$22
Interest cost	20	151	322	483
Amortization of prior service credit	(16)	(5)	(45)	(15)
Amortization of actuarial gains	(414)	(102)	(586)	(270)
Net periodic benefit (credit) cost	$(410)	$52	$(299)	$220

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2025 and 2024 and for the
three and nine months then ended is unaudited)

Note 11.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. The Internal Revenue Service, or IRS, has completed its review of the 2023 tax year with no change to our filed federal income tax return. We have been accepted into the Compliance Assurance Process program for the 2024 and 2025 tax years which provides for the review by the IRS of tax matters relating to our tax return prior to filing.

Note 12.               Treasury Stock

On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026. During the nine months ended September 30, 2025, we repurchased an aggregate of 1,325,165 shares of our common stock at an average price per share of $44.72, for a total purchase price of $59.3 million. At September 30, 2025, we had approximately $34.0 million remaining under this authorization for the repurchase of our common stock.

During the first nine months of 2025, we issued 325,808 treasury shares which had an average cost of $3.20 per share for restricted stock units that vested during the period that had been previously issued under our stock-based compensation plans. In accordance with the applicable agreements for such restricted stock units, we repurchased 127,278 shares of our common stock at an average cost of $54.00 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method. As of September 30, 2025, 69,444,481 shares of our common stock were held in treasury.

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued restricted stock units to our officers, other key employees and outside directors. During the first nine months of 2025, 797,234 restricted stock units were granted to certain of our officers, other key employees and outside directors. The fair value of these restricted stock units at the grant date was $42.5 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2025 and 2024 and for the
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

Reportable segment information was as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended September 30, 2025
Net sales	$690,382	$1,158,227	$160,130	$—	$2,008,739
Segment expenses and other (a)	577,639	1,062,367	137,045	11,055	1,788,106
Equity in earnings of affiliates, net of tax	775	—	—	—	775
Adjusted EBIT	113,518	95,860	23,085	(11,055)	221,408
Depreciation	38,458	19,853	8,501	115	66,927
Capital expenditures	54,527	19,331	6,144	96	80,098

Three Months Ended September 30, 2024
Net sales	$563,669	$1,022,605	$158,850	$—	$1,745,124
Segment expenses and other (a)	468,453	925,540	138,839	6,704	1,539,536
Adjusted EBIT	95,216	97,065	20,011	(6,704)	205,588
Depreciation	25,755	19,801	8,747	47	54,350
Capital expenditures	24,693	26,056	9,844	—	60,593

Nine Months Ended September 30, 2025
Net sales	$2,063,672	$2,462,710	$488,179	$—	$5,014,561
Segment expenses and other (a)	1,745,518	2,246,523	415,581	36,782	4,444,404
Equity in earnings of affiliates, net of tax	2,492	—	—	—	2,492
Adjusted EBIT	320,646	216,187	72,598	(36,782)	572,649
Depreciation	111,946	52,745	25,949	263	190,903
Segment assets	5,865,522	2,763,764	790,925	43,355	9,463,566
Capital expenditures	146,668	68,302	19,809	1,012	235,791

Nine Months Ended September 30, 2024
Net sales	$1,664,966	$2,290,530	$488,031	$—	$4,443,527
Segment expenses and other (a)	1,399,193	2,089,998	425,307	22,597	3,937,095
Adjusted EBIT	265,773	200,532	62,724	(22,597)	506,432
Depreciation	76,290	57,606	26,634	115	160,645
Segment assets	4,479,582	2,355,614	828,548	37,416	7,701,160
Capital expenditures	80,707	85,925	25,385	18	192,035
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
(Information at September 30, 2025 and 2024 and for the
three and nine months then ended is unaudited)

Total adjusted EBIT is reconciled to income before income taxes as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
	(Dollars in thousands)
Total adjusted EBIT	$221,408	$205,588	$572,649	$506,432
Less:
Acquired intangible asset amortization expense	15,948	12,367	47,307	38,004
Other pension (income) for U.S. pension plans	(1,162)	(660)	(3,012)	(3,082)
Equity in earnings of affiliates, net of tax	775	—	2,492	—
Rationalization charges	7,189	19,483	28,012	38,033
Costs attributed to announced acquisitions	—	7,111	1,117	12,618
Income before interest and income taxes	198,658	167,287	496,733	420,859
Interest and other debt expense	49,989	41,871	141,616	121,861
Income before income taxes	$148,669	$125,416	$355,117	$298,998

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
Net sales
Dispensing and Specialty Closures	34.4%	32.3%	41.2%	37.5%
Metal Containers	57.6	58.6	49.1	51.5
Custom Containers	8.0	9.1	9.7	11.0
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	83.7	83.2	82.1	82.6
Gross profit	16.3	16.8	17.9	17.4
Selling, general and administrative expenses	6.1	6.1	7.4	7.1
Rationalization charges	0.3	1.1	0.6	0.8
Other pension and postretirement income	—	—	—	—
Income before interest and income taxes	9.9	9.6	9.9	9.5
Interest and other debt expense	2.5	2.4	2.8	2.8
Income before income taxes	7.4	7.2	7.1	6.7
Provision for income taxes	1.8	1.5	1.7	1.5
Income before equity in earnings of affiliates	5.6	5.7	5.4	5.2
Equity in earnings of affiliates, net of tax	—	—	—	—
Net income	5.6%	5.7%	5.4%	5.2%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
	(dollars in millions)
Net sales
Dispensing and Specialty Closures	$690.4	$563.7	$2,063.7	$1,665.0
Metal Containers	1,158.2	1,022.6	2,462.7	2,290.5
Custom Containers	160.1	158.8	488.2	488.0
Consolidated	$2,008.7	$1,745.1	$5,014.6	$4,443.5

Income before interest and income taxes
Dispensing and Specialty Closures	$95.1	$74.7	$264.8	$213.3
Metal Containers	93.5	89.3	203.9	187.3
Custom Containers	21.1	17.1	65.9	55.5
Corporate	(11.0)	(13.8)	(37.9)	(35.2)
Consolidated	$198.7	$167.3	$496.7	$420.9

Net Sales.  In the third quarter of 2025, consolidated net sales were $2.01 billion, an increase of $263.6 million, or 15.1 percent, as compared to the third quarter of 2024 primarily due to higher net sales in the dispensing and specialty closures segment as a result of the inclusion of net sales from Weener Packaging and higher organic unit volumes of high value dispensing products, higher unit volumes, the pass through of higher raw material and other manufacturing costs and a more favorable mix of products sold in the metal containers segment, the pass through of higher raw material costs and a more favorable mix of products sold in the custom containers segment, and the impact from favorable foreign currency translation of approximately

$21.0 million, partially offset by lower unit volumes of specialty closures primarily for the North American beverage markets in the dispensing and specialty closures segment.

In the first nine months of 2025, consolidated net sales were $5.01 billion, an increase of $571.0 million, or 12.9 percent, as compared to the first nine months of 2024 primarily due to higher net sales in the dispensing and specialty closures segment as a result of the inclusion of net sales from Weener Packaging and higher organic unit volumes of dispensing products, the pass through of higher raw material and other manufacturing costs and higher unit volumes in the metal containers segment, the pass through of higher raw material costs in the custom containers segment and the impact of favorable foreign currency translation of approximately $18.0 million. These increases were partially offset by a less favorable mix of products sold in the metal containers and custom containers segments and lower unit volumes of specialty closures primarily for the North American beverage markets in the dispensing and specialty closures segment.

Gross Profit.  Gross profit margin decreased 0.5 percentage points to 16.3 percent in the third quarter of 2025 as compared to the same period in 2024 and increased 0.5 percentage points to 17.9 percent in the first nine months of 2025 as compared to the same periods in 2024 primarily for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  In the third quarter of 2025, selling, general and administrative expenses as a percentage of consolidated net sales remained constant at 6.1 percent as compared to the third quarter of 2024. For the third quarter of 2025, selling, general and administrative expenses increased $15.8 million to $122.2 million as compared to the third quarter of 2024. In the first nine months of 2025, selling, general and administrative expenses as a percentage of consolidated net sales increased to 7.4 percent as compared to 7.1 percent in the first nine months of 2024. In the first nine months of 2025, selling, general and administrative expenses increased $58.5 million to $373.1 million as compared to the first nine months of 2024. The increase in selling, general and administrative expenses for each of the third quarter and the first nine months of 2025 was primarily due to the inclusion of selling, general and administrative expenses of Weener Packaging, partially offset by lower costs attributed to announced acquisitions.

Income before Interest and Income Taxes.  In the third quarter of 2025, income before interest and income taxes increased by $31.4 million to $198.7 million as compared to $167.3 million in the third quarter of 2024, and margins increased to 9.9 percent from 9.6 percent over the same periods. The increase in income before interest and income taxes was primarily the result of the inclusion of income before interest and income taxes of Weener Packaging, lower rationalization charges, a more favorable mix of products sold and higher unit volumes in the metal containers segment, lower costs attributed to announced acquisitions, improved manufacturing productivity and cost performance in the custom containers segment and higher organic unit volumes of high value dispensing products in the dispensing and specialty closures segment, partially offset by lower fixed cost absorption in the metal containers segment and a decline in unit volumes for specialty closures primarily for the North American beverage markets in the dispensing and specialty closures segment. Rationalization charges were $7.2 million and $19.5 million in the third quarters of 2025 and 2024, respectively. Costs attributed to announced acquisitions were $7.1 million in the third quarter of 2024.

In the first nine months of 2025, income before interest and income taxes increased by $75.8 million to $496.7 million as compared to $420.9 million in the first nine months of 2024, and margins increased to 9.9 percent from 9.5 percent over the same periods. The increase in income before interest and income taxes was primarily the result of the inclusion of income before interest and income taxes of Weener Packaging, improved manufacturing productivity and cost performance in the metal containers and custom containers segments, higher organic unit volumes of dispensing products in the dispensing and specialty closures segment, lower costs attributed to announced acquisitions, lower rationalization charges and higher volumes in the metal containers segment, partially offset by a decline in unit volumes for specialty closures primarily for the North American beverage markets in the dispensing and specialty closures segment. Rationalization charges were $28.0 million and $38.0 million in the first nine months of 2025 and 2024, respectively. Costs attributed to announced acquisitions were $1.1 million and $12.6 million in the first nine months of 2025 and 2024, respectively.

Interest and Other Debt Expense. In the third quarter of 2025, interest and other debt expense increased $8.1 million to $50.0 million as compared to $41.9 million in the third quarter of 2024. In the first nine months of 2025, interest and other debt expense increased $19.7 million to $141.6 million as compared to $121.9 million in the first nine months of 2024. The increases in interest and other debt expense in both the third quarter and first nine months of 2025 were primarily due to higher average borrowings during the current year period related to the Weener Packaging acquisition completed in October 2024.

Provision for Income Taxes. For the third quarters of 2025 and 2024, the effective tax rates were 24.3 percent and 20.2 percent, respectively. For the first nine months of 2025 and 2024, the effective tax rates were 24.6 percent and 22.6 percent, respectively. The effective tax rates in both the third quarter and first nine months of 2024 were impacted primarily by the reversal of tax reserves due to the expiration of statutes of limitation.

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

A reconciliation of such non-GAAP financial measures for the periods presented is provided below:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
	(Dollars in millions)
Dispensing and Specialty Closures
Income before interest and income taxes (EBIT)	$95.1	$74.7	$264.8	$213.3
Acquired intangible asset amortization expense	14.5	10.9	42.9	33.6
Other pension (income) for U.S. pension plans	(0.3)	(0.2)	(0.6)	(0.7)
Equity in earnings of affiliates, net of tax	0.8	—	2.5	—
Rationalization charges	3.4	9.8	11.0	19.6
Adjusted EBIT	$113.5	$95.2	$320.6	$265.8

Metal Containers
Income before interest and income taxes (EBIT)	$93.5	$89.3	$203.9	$187.3
Acquired intangible asset amortization expense	0.3	0.4	1.1	1.0
Other pension (income) for U.S. pension plans	(0.5)	(0.5)	(1.4)	(1.7)
Rationalization charges	2.5	7.9	12.6	13.9
Adjusted EBIT	$95.8	$97.1	$216.2	$200.5

Custom Containers
Income before interest and income taxes (EBIT)	$21.1	$17.1	$65.9	$55.5
Acquired intangible asset amortization expense	1.1	1.1	3.3	3.4
Other pension (income) for U.S. pension plans	(0.4)	—	(1.0)	(0.7)
Rationalization charges	1.3	1.8	4.4	4.5
Adjusted EBIT	$23.1	$20.0	$72.6	$62.7

Corporate
Loss before interest and income taxes (EBIT)	$(11.0)	$(13.8)	$(37.9)	$(35.2)
Costs attributed to announced acquisitions	—	7.1	1.1	12.6
Adjusted EBIT	$(11.0)	$(6.7)	$(36.8)	$(22.6)

Total adjusted EBIT	$221.4	$205.6	$572.6	$506.4

Dispensing and Specialty Closures Segment

	Three Months Ended		Nine Months Ended
	Sept. 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
	(Dollars in millions)

Net sales	$690.4	$563.7	$2,063.7	$1,665.0
Income before interest and income taxes (EBIT)	95.1	74.7	264.8	213.3
Income before interest and income taxes margin (EBIT margin)	13.8%	13.3%	12.8%	12.8%
Adjusted EBIT	$113.5	$95.2	$320.6	$265.8
Adjusted EBIT margin	16.4%	16.9%	15.5%	16.0%

In the third quarter of 2025, net sales for the dispensing and specialty closures segment increased $126.7 million, or 22.5 percent, as compared to the third quarter of 2024. This increase was primarily the result of higher net sales of dispensing products of $130.7 million primarily due to the inclusion of net sales from Weener Packaging and higher organic unit volumes of high value dispensing products and the impact of favorable foreign currency translation of approximately $14.0 million, partially offset by lower unit volumes of specialty closures of approximately six percent primarily as a result of a decline in volumes for the North American beverage markets.

In the first nine months of 2025, net sales for the dispensing and specialty closures segment increased $398.7 million, or 23.9 percent, as compared to the first nine months of 2024. This increase was primarily the result of higher net sales of dispensing products of $417.7 million primarily due to the inclusion of net sales from Weener Packaging and higher organic unit volumes of dispensing products and the impact of favorable foreign currency translation of approximately $10.0 million, partially offset by lower unit volumes of specialty closures of approximately three percent primarily as a result of a decline in volumes for the North American beverage markets due to cool and wet weather conditions and lower than anticipated promotional activity.

In the third quarter of 2025, adjusted EBIT of the dispensing and specialty closures segment increased $18.3 million as compared to the third quarter of 2024, while adjusted EBIT margin decreased to 16.4 percent from 16.9 percent over the same periods. The increase in adjusted EBIT was primarily due to the inclusion of adjusted EBIT from Weener Packaging and higher organic unit volumes for high value dispensing products, partially offset by a decline in unit volumes for specialty closures primarily for the North American beverage markets.

In the first nine months of 2025, adjusted EBIT of the dispensing and specialty closures segment increased $54.8 million as compared to the first nine months of 2024, while adjusted EBIT margin decreased to 15.5 percent from 16.0 percent over the same periods. The increase in adjusted EBIT was primarily due to the inclusion of adjusted EBIT from Weener Packaging and higher organic unit volumes for dispensing products, partially offset by a decline in unit volumes for specialty closures primarily for the North American beverage markets.

Metal Containers Segment

	Three Months Ended		Nine Months Ended
	Sept. 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
	(Dollars in millions)

Net sales	$1,158.2	$1,022.6	$2,462.7	$2,290.5
Income before interest and income taxes (EBIT)	93.5	89.3	203.9	187.3
Income before interest and income taxes margin (EBIT margin)	8.1%	8.7%	8.3%	8.2%
Adjusted EBIT	$95.8	$97.1	$216.2	$200.5
Adjusted EBIT margin	8.3%	9.5%	8.8%	8.8%

In the third quarter of 2025, net sales for the metal containers segment increased $135.6 million, or 13.3 percent, as compared to the third quarter of 2024. This increase was primarily the result of higher unit volumes of approximately four percent, the pass through of higher raw material and other manufacturing costs, the impact of favorable foreign currency translation of approximately $7.0 million and a more favorable mix of products sold. The increase in unit volumes was primarily due to higher volumes for pet food markets.

In the first nine months of 2025, net sales for the metal containers segment increased $172.2 million, or 7.5 percent, as compared to the first nine months of 2024. This increase was primarily the result of the pass through of higher raw material and other manufacturing costs, higher unit volumes of approximately three percent and the impact of favorable foreign currency translation of approximately $11.0 million, partially offset by a less favorable mix of products sold. The increase in unit volumes was primarily due to higher volumes for pet food markets.

In the third quarter of 2025, adjusted EBIT of the metal containers segment decreased $1.3 million as compared to the third quarter of 2024, and adjusted EBIT margin decreased to 8.3 percent from 9.5 percent for the same periods. The decrease in adjusted EBIT was primarily due to lower fixed cost absorption, partially offset by a more favorable mix of products sold and higher unit volumes.

In the first nine months of 2025, adjusted EBIT of the metal containers segment increased $15.7 million as compared to the first nine months of 2024, and adjusted EBIT margin remained constant at 8.8 percent for the same periods. The increase in adjusted EBIT was primarily due to improved manufacturing productivity and cost performance due in part to lower production in the prior year period associated with a customer that reduced its fruit and vegetable pack plans and higher unit volumes.

Custom Containers Segment

	Three Months Ended		Nine Months Ended
	Sept. 30, 2025	Sept. 30, 2024	Sept. 30, 2025	Sept. 30, 2024
	(Dollars in millions)

Net sales	$160.1	$158.8	$488.2	$488.0
Income before interest and income taxes (EBIT)	21.1	17.1	65.9	55.5
Income before interest and income taxes margin (EBIT margin)	13.2%	10.8%	13.5%	11.4%
Adjusted EBIT	$23.1	$20.0	$72.6	$62.7
Adjusted EBIT margin	14.4%	12.6%	14.9%	12.8%

In the third quarter of 2025, net sales for the custom containers segment increased $1.3 million, or 0.8 percent, as compared to the third quarter of 2024. This increase was principally due to the pass through of higher raw material costs and a more favorable mix of products sold. Volumes were comparable to the prior year period, as volumes in the current year period were impacted by the exit of lower margin business as a result of footprint optimization plans.

In the first nine months of 2025, net sales for the custom containers segment increased $0.2 million as compared to the first nine months of 2024. This increase was principally due to the pass through of higher raw material costs, partially offset by a less favorable mix of products sold and unfavorable foreign currency translation of approximately $3.0 million.

In the third quarter of 2025, adjusted EBIT of the custom containers segment increased $3.1 million as compared to the third quarter of 2024, and adjusted EBIT margin increased to 14.4 percent from 12.6 percent over the same periods. The increase in adjusted EBIT was primarily attributable to improved manufacturing productivity and cost performance.

In the first nine months of 2025, adjusted EBIT of the custom containers segment increased $9.9 million as compared to the first nine months of 2024, and adjusted EBIT margin increased to 14.9 percent from 12.8 percent over the same periods. The increase in adjusted EBIT was primarily attributable to improved manufacturing productivity and cost performance.

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

On September 12, 2025, we issued €600.0 million aggregate principal amount of the 4¼% Senior Notes at 100 percent of their principal amount. The net proceeds from the sale of the 4¼% Senior Notes were approximately €592.4 million after deducting the initial purchasers' discount and estimated offering expenses. We used the net proceeds from the sale of the 4¼% Senior Notes to repay outstanding Euro revolving loan borrowings under the Credit Agreement.

You should also read Note 6 to our Condensed Consolidated Financials Statements for the three and nine months ended September 30, 2025 included elsewhere in this Quarterly Report with regard to our debt.

On March 15, 2025, we repaid all €650.0 million aggregate principal amount of our outstanding 3¼% Notes at 100 percent of their principal amount plus accrued and unpaid interest to the repayment date. We funded this repayment with Euro revolving loan borrowings under the Credit Agreement and cash on hand.

For the nine months ended September 30, 2025, we used proceeds from the issuance of the 4¼% Senior Notes of $703.6 million, net borrowings of revolving loans of $556.3 million, cash and cash equivalents of $433.7 million and the positive effect of exchange rate changes on cash and cash equivalents of $32.2 million to fund cash used in operations of $564.0 million, the repayment of long-term debt of $706.3 million, net capital expenditures and other investing activities of $227.3 million, decreases in outstanding checks of $85.0 million, dividends paid on our common stock of $64.8 million, repurchases of our common stock of $66.2 million, debt issuance costs of $8.3 million and the repayment of principal amounts under finance leases of $3.9 million.
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
At September 30, 2025, we had $567.6 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at September 30, 2025 was $912.7 million.

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

Supply Chain Finance Program

For our suppliers, we believe that we negotiate the best terms possible, including payment terms. In connection therewith, we initiated a SCF program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. A participating supplier negotiates its receivables sale arrangements directly with the financial institution under this SCF program. While we are not party to, and do not participate in the negotiation of, such arrangements, such financial institution allows a participating supplier to utilize our creditworthiness in establishing a credit spread in respect of the sale of its receivables from us as well as other applicable terms. This may provide a supplier with more favorable terms than it would be able to secure on its own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in this SCF program and reaches an agreement with the financial institution, the supplier independently elects which individual invoices to us that they sell to the financial institution. All of our payments to a participating supplier are paid to the financial institution on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to the financial institution. The financial institution then pays the supplier on the invoice due date under our agreement with such supplier for any invoices not previously sold by the supplier to the financial institution. Amounts due to a supplier that elects to participate in this SCF program are included in accounts payable in our Condensed Consolidated Balance Sheet, and the associated payments are reflected in net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. Separate from this SCF program, we and suppliers who participate in this SCF program generally maintain the contractual right to require the other party to negotiate in good faith the existing payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Outstanding trade accounts payables subject to this SCF program were approximately $385.8 million, $284.2 million and $303.7 million at September 30, 2025 and 2024 and December 31, 2024, respectively.

Guaranteed Securities

Each of the 4⅛% Senior Notes, the 2¼% Senior Notes, the 4¼% Senior Notes and the 1.4% Senior Secured Notes were issued by Silgan and are guaranteed by our U.S. subsidiaries that also guarantee our obligations under the Credit Agreement, collectively the Obligor Group.

The following summarized financial information relates to the Obligor Group as of September 30, 2025 and December 31, 2024 and for the nine months ended September 30, 2025. Intercompany transactions, equity investments and other intercompany activity within the Obligor Group have been eliminated from the summarized financial information. Investments in subsidiaries of Silgan that are not part of the Obligor Group of $2.4 billion and $2.1 billion as of September 30, 2025 and December 31, 2024, respectively, are not included in noncurrent assets in the table below.

	Sept. 30, 2025	Dec. 31, 2024
	(Dollars in millions)

Current assets	$1,857.1	$1,464.5
Noncurrent assets	4,324.4	4,279.5
Current liabilities	1,970.7	1,826.4
Noncurrent liabilities	4,360.8	3,987.8

At September 30, 2025 and December 31, 2024, the Obligor Group held current receivables due from other subsidiary companies of $37.3 million and $33.0 million, respectively; long-term notes receivable due from other subsidiary companies of $1.2 billion and $1.1 billion, respectively; and current payables due to other subsidiary companies of $11.3 million and $19.0 million, respectively.

Nine Months Ended
Sept. 30, 2025
(Dollars in millions)

Net sales	$3,418.9
Gross profit	498.9
Net income	137.0

For the nine months ended September 30, 2025, net income in the table above excludes income from equity method investments of other subsidiary companies of $133.2 million. For the nine months ended September 30, 2025, the Obligor Group recorded the following transactions with other subsidiary companies: sales to such other subsidiary companies of $44.9 million; net credits from such other subsidiary companies of $19.1 million; and net interest income from such other subsidiary companies of $38.6 million. For the nine months ended September 30, 2025, the Obligor Group did not receive dividends from other subsidiary companies.

Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $15.5 million and $31.2 million for the nine months ended September 30, 2025 and 2024, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $16.0 million and $20.7 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.8 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million annually through 2040.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Since such filing, other than the changes discussed in Notes 6 and 7 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table provides information about shares of our common stock that we repurchased during the third quarter of 2025:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
	(a) Total Number of Shares Purchased
		(b) Average Price Paid per Share

July 1-31, 2025	—	$—	—	$93.3
August 1-31, 2025	515,847	$46.23	515,847	$69.4
September 1-30, 2025	809,318	$43.76	809,318	$34.0

Total	1,325,165	$44.72	1,325,165	$34.0

(1) On March 4, 2022, our Board of Directors authorized the repurchase by us of up to an aggregate of $300.0 million of our common stock by various means from time to time through and including December 31, 2026, of which we had repurchased approximately $206.7 million of our common stock prior to the third quarter of 2025.

Item 5.  Other Information

In the third quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.  Exhibits

Exhibit Number	Description

22
Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. Commission File No. 001-41459).

4.1
Indenture, dated as of September 12, 2025, with respect to the 4¼% Senior Notes due 2031, by and among Silgan Holdings Inc., certain U.S. subsidiaries of Silgan Holdings Inc., U.S. Bank Trust Company, National Association, as trustee, U.S. Bank Europe DAC, UK Branch, as paying agent, and U.S. Bank Europe DAC, as registrar and transfer agent (incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K, dated September 12, 2025, Commission File 001-41459).

4.2	Form of Silgan Holdings Inc. 4¼% Senior Note due 2031 (incorporated by reference to Exhibit 4.1 filed with our Current Report on Form 8-K, dated September 12, 2025, Commission File 001-41459.

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: November 5, 2025	/s/ Kimberly I. Ulmer
Kimberly I. Ulmer
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)