Form 10-Q
period 2026-03-31
SILGAN HOLDINGS INC
filed 2026-05-06
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 30, 2026, the number of shares outstanding of the Registrant’s common stock was 105,679,758.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2026	March 31, 2025	Dec. 31, 2025
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$435,429	$353,030	$1,080,659
Trade accounts receivable, net	1,158,680	1,012,790	589,400
Inventories	1,128,749	1,055,281	1,080,134
Prepaid expenses and other current assets	243,910	176,369	241,725
Total current assets	2,966,768	2,597,470	2,991,918

Property, plant and equipment, net	2,355,014	2,302,690	2,378,331
Goodwill	2,465,017	2,373,376	2,486,678
Other intangible assets, net	878,969	889,865	900,083
Other assets, net	656,511	604,574	640,073
	$9,322,279	$8,767,975	$9,397,083

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$988,323	$1,145,091	$631,632
Trade accounts payable	817,034	736,823	1,251,889
Accrued payroll and related costs	120,506	119,477	121,168
Accrued liabilities	431,920	283,940	447,180
Total current liabilities	2,357,783	2,285,331	2,451,869

Long-term debt	3,672,124	3,483,472	3,715,216
Deferred income taxes	515,999	486,824	501,768
Other liabilities	455,776	429,004	453,929

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	389,325	371,207	384,847
Retained earnings	3,645,564	3,448,952	3,605,043
Accumulated other comprehensive loss	(206,209)	(303,386)	(213,556)
Treasury stock	(1,509,834)	(1,435,180)	(1,503,784)
Total stockholders’ equity	2,320,597	2,083,344	2,274,301
	$9,322,279	$8,767,975	$9,397,083

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2026 and 2025
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2026	2025

Net sales	$1,561,258	$1,466,661
Cost of goods sold	1,295,481	1,196,258
Gross profit	265,777	270,403
Selling, general and administrative expenses	131,175	129,087
Rationalization charges	9,047	10,959
Other pension and postretirement (income)	(1,040)	(187)
Income before interest and income taxes	126,595	130,544
Interest and other debt expense before loss on early extinguishment of debt	41,432	42,928
Loss on early extinguishment of debt	1,017	—
Interest and other debt expense	42,449	42,928
Income before income taxes	84,146	87,616
Provision for income taxes	22,305	20,816
Income before equity in earnings of affiliates	61,841	66,800
Equity in earnings of affiliates, net of tax	1,198	1,162
Net income	$63,039	$67,962

Earnings per share:
Basic net income per share	$0.60	$0.64
Diluted net income per share	$0.60	$0.63

Weighted average number of shares:
Basic	105,590	106,915
Effect of dilutive securities	266	420
Diluted	105,856	107,335

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2026 and 2025
(Dollars in thousands)
(Unaudited)

	2026	2025

Net income	$63,039	$67,962
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	1,336	1,400
Change in fair value of derivatives	7,564	3,071
Foreign currency translation	(1,553)	45,500
Other comprehensive income	7,347	49,971
Comprehensive income	$70,386	$117,933

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2026 and 2025
(Dollars in thousands)
(Unaudited)

	2026	2025
Cash flows provided by (used in) operating activities:
Net income	$63,039	$67,962
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	84,932	79,363
Amortization of debt discount and debt issuance costs	1,634	1,413
Rationalization charges	9,047	10,959
Stock compensation expense	5,699	4,380
Loss on early extinguishment of debt	1,017	—
Other changes that provided (used) cash:
Trade accounts receivable, net	(575,596)	(404,478)
Inventories	(54,023)	(115,166)
Trade accounts payable	(313,941)	(281,591)
Accrued liabilities	(17,839)	(33,346)
Other, net	(3,542)	(12,897)
Net cash (used in) operating activities	(799,573)	(683,401)

Cash flows provided by (used in) investing activities:
Capital expenditures	(82,444)	(82,924)
Proceeds from asset sales	2,067	52
Other, net	396	400
Net cash (used in) investing activities	(79,981)	(82,472)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	1,069,325	1,110,508
Repayments under revolving loans	(162,528)	(6,107)
Repayment of principal amounts under finance leases	(1,181)	(1,348)
Repayments of long-term debt	(542,500)	(706,274)
Changes in outstanding checks - principally vendors	(97,369)	(84,971)
Dividends paid on common stock	(22,849)	(21,939)
Debt issuance costs	(1,260)	—
Repurchase of common stock	(7,844)	(6,873)
Net cash provided by financing activities	233,794	282,996

Effect of exchange rate changes on cash and cash equivalents	530	13,053

Cash and cash equivalents:
Net (decrease)	(645,230)	(469,824)
Balance at beginning of year	1,080,659	822,854
Balance at end of period	$435,429	$353,030

Interest paid, net	$52,308	$50,594
Income taxes paid, net	7,881	12,175

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2026 and 2025
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	2026	2025

Common stock - shares outstanding
Balance at beginning of period	105,442	106,795
Net issuance of treasury stock for vested restricted stock units	238	198
Balance at end of period	105,680	106,993

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751

Paid-in capital
Balance at beginning of period	384,847	367,871
Stock compensation expense	5,699	4,380
Net issuance of treasury stock for vested restricted stock units	(1,221)	(1,044)
Balance at end of period	389,325	371,207

Retained earnings
Balance at beginning of period	3,605,043	3,402,667
Net income	63,039	67,962
Dividends declared on common stock	(22,518)	(21,677)
Balance at end of period	3,645,564	3,448,952

Accumulated other comprehensive loss
Balance at beginning of period	(213,556)	(353,357)
Other comprehensive income	7,347	49,971
Balance at end of period	(206,209)	(303,386)

Treasury stock
Balance at beginning of period	(1,503,784)	(1,429,351)
Net issuance of treasury stock for vested restricted stock units	(6,050)	(5,829)
Balance at end of period	(1,509,834)	(1,435,180)
Total stockholders’ equity	$2,320,597	$2,083,344

Dividends declared on common stock per share	$0.21	$0.20

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2026 and 2025 and for the
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

The Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read the accompanying condensed consolidated financial statements in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by segment for the three months ended March 31 were as follows:

	2026	2025
	(Dollars in thousands)
Dispensing and Specialty Closures	$685,322	$671,103
Metal Containers	724,870	628,427
Custom Containers	151,066	167,131
	$1,561,258	$1,466,661

Revenues by geography for the three months ended March 31 were as follows:

	2026	2025
	(Dollars in thousands)
North America	$1,083,636	$1,017,570
Europe and other	477,622	449,091
	$1,561,258	$1,466,661

Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $114.0 million, $115.3 million, and $112.5 million as of March 31, 2026 and 2025 and December 31, 2025, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheets. We have entered into various supply chain financing, or SCF, arrangements with financial institutions pursuant to which we sell receivables of certain customers to such financial institutions without recourse and accelerate payment in respect of such receivables sooner than provided in the applicable supply agreements with such customers. Receivables sold under these arrangements totaled $216.1 million and $225.7 million for the three months ended March 31, 2026 and 2025, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2026 and 2025 and for the
three months then ended is unaudited)

Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment for the three months ended March 31 were as follows:

	2026	2025
	(Dollars in thousands)
Dispensing and Specialty Closures	$2,482	$4,371
Metal Containers	5,733	4,932
Custom Containers	832	1,656
	$9,047	$10,959

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Downs	Total
	(Dollars in thousands)
Balance at December 31, 2025	$44,962	$192	$—	$45,154
Charged to expense	3,660	3,380	2,007	9,047
Utilized and currency translation	(3,612)	(3,572)	(2,007)	(9,191)
Balance at March 31, 2026	$45,010	$—	$—	$45,010

Non-cash asset write-downs were the result of comparing the carrying value of certain facilities and production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (see Note 7 for information regarding a Level 3 fair value measurement).

Rationalization reserves as of March 31, 2026 were recorded in our Condensed Consolidated Balance Sheet as accrued liabilities of $21.0 million and other liabilities of $24.0 million. Excluding the impact of our withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $18.1 million and $38.1 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.7 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million annually through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2026 and 2025 and for the
three months then ended is unaudited)

Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2025	$(116,840)	$(966)	$(95,750)	$(213,556)
Other comprehensive income before reclassifications	—	7,120	(1,553)	5,567
Amounts reclassified from accumulated other comprehensive loss	1,336	444	—	1,780
Other comprehensive income	1,336	7,564	(1,553)	7,347
Balance at March 31, 2026	$(115,504)	$6,598	$(97,303)	$(206,209)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three months ended March 31, 2026 were net (losses) of $(1.6) million, excluding income tax benefits of $0.3 million. For the three months ended March 31, 2026, these net (losses) consisted primarily of amortization of net actuarial (losses) of $(1.6) million. Amortization of net actuarial losses and net prior service cost was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three months ended March 31, 2026 were not significant.

Other comprehensive income before reclassifications related to foreign currency translation for the three months ended March 31, 2026 consisted of (i) foreign currency (losses) related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $(25.2) million and (ii) foreign currency gains related to our net investment hedges of $31.3 million, excluding an income tax provision of $(7.6) million. See Note 7 for further discussion.

Note 5.               Inventories

Inventories consisted of the following:

	March 31, 2026	March 31, 2025	Dec. 31, 2025
	(Dollars in thousands)
Raw materials	$483,443	$440,846	$586,296
Work-in-process	259,725	214,285	204,882
Finished goods	691,396	651,648	595,089
Other	17,179	17,463	16,861
	1,451,743	1,324,242	1,403,128
Adjustment to value inventory at cost on the LIFO method	(322,994)	(268,961)	(322,994)
	$1,128,749	$1,055,281	$1,080,134

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2026 and 2025 and for the
three months then ended is unaudited)

Note 6.               Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2026	March 31, 2025	Dec. 31, 2025
	(Dollars in thousands)
Bank debt
Bank revolving loans	$894,685	$1,082,007	$—
U.S. term loans	799,000	850,000	841,500
Euro term loans	1,026,610	972,180	1,046,390
Other foreign bank revolving and term loans	51,510	55,238	46,165
Total bank debt	2,771,805	2,959,425	1,934,055
4⅛% Senior Notes	600,000	600,000	600,000
2¼% Senior Notes	576,100	540,100	587,200
4¼% Senior Notes	691,320	—	704,640
1.4% Senior Secured Notes	—	500,000	500,000
Finance leases	37,554	41,228	38,783
Total debt - principal	4,676,779	4,640,753	4,364,678
Less unamortized debt issuance costs and debt discount	16,332	12,190	17,830
Total debt	4,660,447	4,628,563	4,346,848
Less current portion	988,323	1,145,091	631,632
	$3,672,124	$3,483,472	$3,715,216

At March 31, 2026, the current portion of long-term debt consisted of $405.0 million of U.S. revolving loans, $489.7 million of Euro revolving loans and $51.8 million of Euro term loans under our amended and restated senior secured credit facility, as amended, or the Credit Agreement, $38.3 million of other foreign bank revolving and term loans and $3.5 million of finance leases.

On February 3, 2026, we prepaid $42.5 million principal amount of outstanding U.S. term loans under the Credit Agreement with cash on hand.

On March 6, 2026, we entered into the Sixth Amendment to Amended and Restated Credit Agreement, or the Sixth Amendment, with the lenders party to the Credit Agreement and Wells Fargo Bank, National Association, as administrative agent. The Sixth Amendment amended the Credit Agreement to improve the interest rate margin grid for term loans and eliminate the credit spread adjustments effective March 6, 2026 for Term SOFR Loans, Daily Simple RFR Loans and Term CORRA Loans (each as defined in the Credit Agreement). Effective with the Sixth Amendment, the margin for term loans maintained as Eurocurrency Rate Loans and RFR Loans (each as defined in the Credit Agreement) was 1.25 percent, and the margin for term loans maintained as Base Rate Loans (as defined in the Credit Agreement) was 0.25 percent. In accordance with the Sixth Amendment, the margin for term loans and revolving loans will be reset quarterly after March 31, 2026 based upon our Total Net Leverage Ratio (as defined in the Credit Agreement) as provided in the Credit Agreement. The range for the applicable margin for term loans will be 0.00 percent to 0.50 percent for Base Rate Loans and 1.00 percent to 1.50 percent for Eurocurrency Rate Loans and RFR Loans.

On March 31, 2026, we repaid all $500.0 million aggregate principal amount of our outstanding 1.4% Senior Secured Notes due 2026, or the 1.4% Notes, at 100 percent of their principal amount plus accrued and unpaid interest to the repayment date. We funded this repayment with revolving loan borrowings under the Credit Agreement and cash on hand. As a result of such redemption and satisfaction and discharge of the indenture for the 1.4% Notes (including the discharge of the guarantees therein of the 1.4% Notes by our U.S. subsidiaries that also guarantee our obligations under the Credit Agreement), the guarantees of the 4⅛% Senior Notes, the 2¼% Senior Notes and the 4¼% Senior Notes by our U.S. subsidiaries that also guarantee our obligations under the Credit Agreement were automatically released and discharged on March 31, 2026.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2026 and 2025 and for the
three months then ended is unaudited)

Note 7.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at March 31, 2026:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$435,429	$435,429

Liabilities:
Bank debt	$2,771,805	$2,771,805
4⅛% Senior Notes	599,729	586,686
2¼% Senior Notes	576,100	554,715
4¼% Senior Notes	691,320	671,569

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at March 31, 2026 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

Financial Instruments Not Measured at Fair Value

Our bank debt, 4⅛% Senior Notes, 2¼% Senior Notes and 4¼% Senior Notes were recorded at historical amounts in our Condensed Consolidated Balance Sheets, as we have not elected to measure them at fair value. We measured the fair value of our variable rate bank debt using the market approach based on Level 2 inputs. Fair values of the 4⅛% Senior Notes, 2¼% Senior Notes and 4¼% Senior Notes were estimated based on quoted market prices, a Level 1 input.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2026 and 2025 and for the
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

Interest Rate Swap Agreements

As of March 31, 2026 and December 31, 2025, we had outstanding $300 million aggregate notional principal amount of U.S. dollar interest rate swap agreements with a weighted average fixed rate of 3.90 percent and €685.0 million aggregate notional principal amount of Euro interest rate swap agreements with a weighted average fixed rate of 2.43 percent. These agreements were entered into with financial institutions which are expected to fully perform under the terms thereof. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three months ended March 31, 2026. The total fair value of our interest rate swaps agreements in effect at March 31, 2026 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three months ended March 31, 2026. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at March 31, 2026 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize our foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the Euro term loans under the Credit Agreement which are Euro denominated. Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three months ended March 31, 2026 were $31.3 million.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2026 and 2025 and for the
three months then ended is unaudited)

Note 8.               Commitments and Contingencies

We are a party to other legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

Note 9.               Supply Chain Finance Program

We have a supply chain finance (“SCF”) program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. Once a qualifying supplier elects to participate in this SCF program, all of our payments to the participating supplier are paid to such financial institution in this SCF program on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to such financial institution. We may terminate our agreement with the financial institution upon at least 30 days’ notice, and the financial institution may terminate our agreement upon at least 10 days’ notice. Additionally, suppliers who elect to participate in this SCF program may terminate their participation upon at least 30 days’ notice. The suppliers' invoices sold under this SCF program can be outstanding up to 210 days from the invoice date. Suppliers’ invoices included in this SCF program were $357.6 million, $262.9 million and $438.5 million at March 31, 2026 and 2025 and December 31, 2025, respectively, and were included in accounts payable in our Condensed Consolidated Balance Sheets.

Note 10.               Retirement Benefits

The components of the net periodic pension benefit cost for the three months ended March 31 were as follows:

	2026	2025
	(Dollars in thousands)
Service cost	$1,582	$1,944
Interest cost	7,681	8,119
Expected return on plan assets	(10,409)	(10,257)
Amortization of prior service (credit) cost	(13)	8
Amortization of actuarial losses	1,782	1,893
Net periodic benefit cost	$623	$1,707

The components of the net periodic other postretirement benefit (credit) cost for the three months ended March 31 were as follows:

	2026	2025
	(Dollars in thousands)
Service cost	$3	$4
Interest cost	92	151
Amortization of prior service credit	(16)	(15)
Amortization of actuarial gains	(157)	(86)
Net periodic benefit (credit) cost	$(78)	$54

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2026 and 2025 and for the
three months then ended is unaudited)

Note 11.               Income Taxes

Silgan and its subsidiaries file U.S. Federal income tax returns, as well as income tax returns in various states and foreign jurisdictions. We expect the Internal Revenue Service, or IRS, will complete its review of the 2024 tax year with no change to our filed federal income tax return. We have been accepted into the Compliance Assurance Process program for the 2025 and 2026 tax years which provides for the review by the IRS of tax matters relating to our tax return prior to filing.

Note 12.               Treasury Stock

On November 5, 2025, our Board of Directors authorized the repurchase by us of up to an aggregate of $500.0 million of our common stock by various means from time to time through and including December 31, 2029. We did not repurchase any shares of our common stock pursuant to this authorization during the three months ended March 31, 2026. At March 31, 2026, we had $500.0 million remaining under this authorization for the repurchase of our common stock.

During the first three months of 2026, we issued 390,639 treasury shares which had an average cost of $3.13 per share for restricted stock units that vested during the period that had been previously issued under our stock-based compensation plans. In accordance with the applicable agreements for such restricted stock units, we repurchased 152,852 shares of our common stock at an average cost of $47.57 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method. As of March 31, 2026, 69,432,738 shares of our common stock were held in treasury.

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued restricted stock units to our officers, other key employees and outside directors. During the first three months of 2026, 777,600 restricted stock units were granted to certain of our officers and other key employees. The fair value of these restricted stock units at the grant date was $37.0 million, which is being amortized ratably over the respective vesting period from the grant date.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2026 and 2025 and for the
three months then ended is unaudited)

Note 14.             Segment Information

Our chief operating decision maker, who is our Chief Executive Officer and President, evaluates performance of our business segments and allocates resources based on the adjusted EBIT of our business segments. Adjusted EBIT is not a defined term under GAAP. We define adjusted EBIT as income before interest and income taxes excluding acquired intangible asset amortization expense, other pension (income) expense for U.S. pension plans and closed facilities, rationalization charges and costs attributed to announced acquisitions and including, as applicable, equity in earnings of affiliates, net of tax. Adjusted EBIT should not be considered in isolation or as a substitute for income before interest and income taxes or any other financial data prepared in accordance with GAAP and may not be comparable to calculations of similarly titled measures by other companies.

Reportable segment information was as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
Three months ended March 31, 2026
Net sales	$685,322	$724,870	$151,066	$—	$1,561,258
Segment expenses and other (a)	590,447	675,045	129,348	15,667	1,410,507
Equity in earnings of affiliates, net of tax	1,198	—	—	—	1,198
Adjusted EBIT	96,073	49,825	21,718	(15,667)	151,949
Depreciation	40,668	19,991	8,039	118	68,816
Segment assets	5,756,062	2,665,140	759,653	62,420	9,243,275
Capital expenditures	48,486	29,110	4,848	—	82,444

Three months ended March 31, 2025
Net sales	$671,103	$628,427	$167,131	$—	$1,466,661
Segment expenses and other (a)	573,062	578,871	142,547	15,073	1,309,553
Equity in earnings of affiliates, net of tax	1,162	—	—	—	1,162
Adjusted EBIT	99,203	49,556	24,584	(15,073)	158,270
Depreciation	35,855	19,285	8,764	46	63,950
Segment assets	5,566,505	2,352,480	782,577	37,677	8,739,239
Capital expenditures	43,434	31,243	7,839	408	82,924
(a)    Segment expenses and other includes cost of goods sold, selling, general and administrative expenses, and other pension and postretirement (income) expense and excludes acquired intangible asset amortization expense, other pension (income) expense only for U.S. pension plans and closed facilities, and costs attributed to announced acquisitions.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2026 and 2025 and for the
three months then ended is unaudited)

Total adjusted EBIT is reconciled to income before income taxes for the three months ended March 31 as follows:

	2026	2025
	(Dollars in thousands)
Total adjusted EBIT	$151,949	$158,270
Less:
Acquired intangible asset amortization expense	16,116	15,413
Other pension (income) for U.S. pension plans and closed facilities	(1,007)	(925)
Equity in earnings of affiliates, net of tax	1,198	1,162
Rationalization charges	9,047	10,959
Costs attributed to announced acquisitions	—	1,117
Income before interest and income taxes	126,595	130,544
Interest and other debt expense	42,449	42,928
Income before income taxes	$84,146	$87,616

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Securities Exchange Act of 1934, as amended.  Such forward-looking statements are made based upon management’s expectations and beliefs concerning future events impacting us and therefore involve a number of uncertainties and risks, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in our other filings with the Securities and Exchange Commission.  As a result, the actual results of our operations or our financial condition could differ materially from those expressed or implied in these forward-looking statements.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the three months ended March 31:

	2026	2025
Net sales
Dispensing and Specialty Closures	43.9%	45.8%
Metal Containers	46.4	42.8
Custom Containers	9.7	11.4
Consolidated	100.0	100.0
Cost of goods sold	83.0	81.6
Gross profit	17.0	18.4
Selling, general and administrative expenses	8.4	8.8
Rationalization charges	0.6	0.7
Other pension and postretirement income	(0.1)	—
Income before interest and income taxes	8.1	8.9
Interest and other debt expense	2.7	3.0
Income before income taxes	5.4	5.9
Provision for income taxes	1.4	1.4
Income before equity in earnings of affiliates	4.0	4.5
Equity in earnings of affiliates, net of tax	0.1	0.1
Net income	4.1%	4.6%

Summary unaudited results of operations for the three months ended March 31 are provided below.

	2026	2025
	(dollars in millions)
Net sales
Dispensing and Specialty Closures	$685.3	$671.1
Metal Containers	724.9	628.4
Custom Containers	151.1	167.2
Consolidated	$1,561.3	$1,466.7

Income before interest and income taxes
Dispensing and Specialty Closures	$77.3	$79.9
Metal Containers	45.0	44.7
Custom Containers	19.9	22.1
Corporate	(15.6)	(16.2)
Consolidated	$126.6	$130.5

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

Net Sales.  In the first quarter of 2026, consolidated net sales were $1.56 billion, an increase of $94.6 million, or 6.4 percent, as compared to the first quarter of 2025 primarily due to the contractual pass through of higher raw material and other manufacturing costs in the dispensing and specialty closures and metal containers segments, the impact from favorable foreign currency translation of approximately $47.0 million and higher unit volumes in the metal containers segment, partially offset by lower volumes in the dispensing and specialty closures and the custom containers segments and a less favorable mix of products sold in the dispensing and specialty closures and metal containers segments.

Gross Profit.  Gross profit margin decreased 1.4 percentage points to 17.0 percent in the first quarter of 2026 as compared to the same period in 2025 primarily for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  In the first quarter of 2026, selling, general and administrative expenses as a percentage of consolidated net sales decreased to 8.4 percent as compared to 8.8 percent in the first quarter of 2025. For the first quarter of 2026, selling, general and administrative expenses increased $2.1 million to $131.2 million as compared to the first quarter of 2025.

Income before Interest and Income Taxes.  In the first quarter of 2026, income before interest and income taxes decreased by $3.9 million to $126.6 million as compared to $130.5 million in the first quarter of 2025, and margins decreased to 8.1 percent from 8.9 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of a less favorable mix of products sold and lower unit volumes in the dispensing and specialty closures segment, the benefit in the prior year quarter from the sell through of lower cost inventory and the adverse impact in the current year quarter from the sell through of higher cost inventory in our European metal closures operations, lower volumes in the custom containers segment and a less favorable mix of products sold in the metal containers segment, partially offset by the favorable impact of foreign currency, lower rationalization charges, higher unit volumes in the metal containers segment and lower costs attributed to announced acquisitions. Rationalization charges were $9.0 million and $11.0 million in the first quarters of 2026 and 2025, respectively. Costs attributed to announced acquisitions were $1.1 million in the first quarter of 2025.

Interest and Other Debt Expense. In the first quarter of 2026, interest and other debt expense before the loss on early extinguishment of debt decreased $1.5 million to $41.4 million as compared to $42.9 million in the first quarter of 2025. The decrease was primarily due to lower weighted average interest rates during the current year period.

Provision for Income Taxes. For the first quarters of 2026 and 2025, the effective tax rates were 26.5 percent and 23.8 percent, respectively. The increase in the effective tax rate in the first quarter of 2026 was primarily due to changes in the geographic mix of profit in the current year period as compared to the prior year period.

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

Adjusted EBIT, a non-GAAP financial measure, means income before interest and income taxes excluding, as applicable, acquired intangible asset amortization expense, other pension (income) expense for U.S. pension plans and closed facilities, rationalization charges and costs attributed to announced acquisitions and including, as applicable, equity in earnings of affiliates, net of tax. Adjusted EBIT margin, a non-GAAP financial measure, means adjusted EBIT divided by segment net sales.

Acquired intangible asset amortization expense is a non-cash expense related to acquired operations that management believes is not indicative of the on-going performance of the acquired operations. Since the Company’s U.S. pension plans are significantly over funded and have no required cash contributions for the foreseeable future based on current regulations, management views other pension (income) expense from the Company’s U.S. pension plans, which excludes service costs, as not reflective of the operational performance of the Company or its segments. Additionally, other pension expense for closed facilities relate to former operations and former employees of the Company and are not indicative of the operational performance of the Company or its segments. While rationalization costs are incurred on a regular basis, management views these costs more as an investment to generate savings rather than period costs. Costs attributed to announced acquisitions consist of third party fees and expenses that are viewed by management as part of the acquisition and not indicative of the on-going cost structure of the Company. The Company's management views the operating performance of its affiliates which are joint ventures as part of the Company's operating performance and therefore believes that the Company's share of the net operating results of its affiliates which are joint ventures should be included in the Company's adjusted EBIT.

A reconciliation of such non-GAAP financial measures for the three months ended March 31 is provided below:

	2026	2025
	(Dollars in millions)
Dispensing and Specialty Closures
Income before interest and income taxes (EBIT)	$77.3	$79.9
Acquired intangible asset amortization expense	14.8	13.9
Other pension expense (income) for U.S. pension plans and closed facilities	0.3	(0.2)
Equity in earnings of affiliates, net of tax	1.2	1.2
Rationalization charges	2.5	4.4
Adjusted EBIT	$96.1	$99.2

Metal Containers
Income before interest and income taxes (EBIT)	$45.0	$44.7
Acquired intangible asset amortization expense	0.4	0.4
Other pension (income) for U.S. pension plans and closed facilities	(1.3)	(0.4)
Rationalization charges	5.7	4.9
Adjusted EBIT	$49.8	$49.6

Custom Containers
Income before interest and income taxes (EBIT)	$19.9	$22.1
Acquired intangible asset amortization expense	1.0	1.1
Other pension (income) for U.S. pension plans and closed facilities	—	(0.3)
Rationalization charges	0.8	1.7
Adjusted EBIT	$21.7	$24.6

Corporate
Loss before interest and income taxes (EBIT)	$(15.6)	$(16.2)
Costs attributed to announced acquisitions	—	1.1
Adjusted EBIT	$(15.6)	$(15.1)

Total adjusted EBIT	$152.0	$158.3

Dispensing and Specialty Closures Segment

	2026	2025
	(Dollars in millions)

Net sales	$685.3	$671.1
Income before interest and income taxes (EBIT)	77.3	79.9
Income before interest and income taxes margin (EBIT margin)	11.3%	11.9%
Adjusted EBIT	$96.1	$99.2
Adjusted EBIT margin	14.0%	14.8%

In the first quarter of 2026, net sales for the dispensing and specialty closures segment increased $14.2 million, or 2.1 percent, as compared to the first quarter of 2025. This increase was primarily the result of the impact of favorable foreign currency translation of approximately $37.0 million and the contractual pass through of higher raw material and other costs, partially offset by lower unit volumes of three percent and a less favorable mix of products sold. Volumes and mix of products sold in the quarter were affected in part by production impacts from severe weather in the first quarter.

In the first quarter of 2026, adjusted EBIT of the dispensing and specialty closures segment decreased $3.1 million as compared to the first quarter of 2025, and adjusted EBIT margin decreased to 14.0 percent from 14.8 percent over the same periods. The decrease in adjusted EBIT was primarily due to a less favorable mix of products sold, lower volumes, the benefit in the prior year quarter from the sell through of lower cost inventory and the adverse impact in the current year quarter from the sell through of higher cost inventory in our European metal closures operations, partially offset by the favorable impact of foreign currency.

Metal Containers Segment

	2026	2025
	(Dollars in millions)

Net sales	$724.9	$628.4
Income before interest and income taxes (EBIT)	45.0	44.7
Income before interest and income taxes margin (EBIT margin)	6.2%	7.1%
Adjusted EBIT	$49.8	$49.6
Adjusted EBIT margin	6.9%	7.9%

In the first quarter of 2026, net sales for the metal containers segment increased $96.5 million, or 15.4 percent, as compared to the first quarter of 2025. This increase was primarily the result of the contractual pass through of higher raw material and other manufacturing costs, higher unit volumes of approximately two percent and the impact of favorable foreign currency translation of approximately $9.0 million, partially offset by a less favorable mix of products sold. The increase in unit volumes was primarily due to higher volumes for pet food markets, which was partially offset by lower volumes for fruit and vegetable markets as a result of prebuy activity in the fourth quarter of 2025.

In the first quarter of 2026, adjusted EBIT of the metal containers segment increased $0.2 million as compared to the first quarter of 2025, while adjusted EBIT margin decreased to 6.9 percent from 7.9 percent for the same periods. The increase in adjusted EBIT was primarily due to higher unit volumes, partially offset by a less favorable mix of products sold.

Custom Containers Segment

	2026	2025
	(Dollars in millions)

Net sales	$151.1	$167.2
Income before interest and income taxes (EBIT)	19.9	22.1
Income before interest and income taxes margin (EBIT margin)	13.2%	13.2%
Adjusted EBIT	$21.7	$24.6
Adjusted EBIT margin	14.4%	14.7%

In the first quarter of 2026, net sales for the custom containers segment decreased $16.1 million, or 9.6 percent, as compared to the first quarter of 2025. This decrease was principally due to lower volumes of approximately eleven percent primarily from the exit of lower margin business in 2025 as a result of footprint optimization plans to achieve previously announced cost reduction goals and customer destocking activities in the current year quarter, partially offset by the impact of favorable foreign currency translation of approximately $1.0 million.

In the first quarter of 2026, adjusted EBIT of the custom containers segment decreased $2.9 million as compared to the first quarter of 2025, and adjusted EBIT margin decreased to 14.4 percent from 14.7 percent over the same periods. The decrease in adjusted EBIT was primarily attributable to lower volumes.

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

On February 3, 2026, we prepaid $42.5 million principal amount of outstanding U.S. term loans under the Credit Agreement with cash on hand.

On March 6, 2026, we entered into the Sixth Amendment, with the lenders party to the Credit Agreement and Wells Fargo Bank, National Association, as administrative agent. The Sixth Amendment amended the Credit Agreement to improve the interest rate margin grid for term loans and eliminate the credit spread adjustments effective March 6, 2026 for Term SOFR Loans, Daily Simple RFR Loans and Term CORRA Loans (each as defined in the Credit Agreement). Effective with the Sixth Amendment, the margin for term loans maintained as Eurocurrency Rate Loans and RFR Loans (each as defined in the Credit Agreement) was 1.25 percent, and the margin for term loans maintained as Base Rate Loans (as defined in the Credit Agreement) was 0.25 percent. In accordance with the Sixth Amendment, the margin for term loans and revolving loans will be reset quarterly after March 31, 2026 based upon our Total Net Leverage Ratio (as defined in the Credit Agreement) as provided in the Credit Agreement. The range for the applicable margin for term loans will be 0.00 percent to 0.50 percent for Base Rate Loans and 1.00 percent to 1.50 percent for Eurocurrency Rate Loans and RFR Loans.

On March 31, 2026, we repaid all $500.0 million aggregate principal amount of our outstanding 1.4% Notes at 100 percent of their principal amount plus accrued and unpaid interest to the repayment date. We funded this repayment with revolving loan borrowings under the Credit Agreement and cash on hand. As a result of such redemption and satisfaction and discharge of the indenture for the 1.4% Notes (including the discharge of the guarantees therein of the 1.4% Notes by our U.S. subsidiaries that also guarantee our obligations under the Credit Agreement), the guarantees of the 4⅛% Senior Notes, the 2¼% Senior Notes and the 4¼% Senior Notes by our U.S. subsidiaries that also guarantee our obligations under the Credit Agreement were automatically released and discharged on March 31, 2026.

For the three months ended March 31, 2026, we used net borrowings of revolving loans of $906.8 million, cash and cash equivalents of $645.2 million and the positive effect of exchange rate changes on cash and cash equivalents of $0.5 million to fund cash used in operations of $799.6 million, the repayment of long-term debt of $542.5 million, decreases in outstanding checks of $97.4 million, net capital expenditures and other investing activities of $80.0 million, dividends paid on our common stock of $22.8 million, repurchases of our common stock of $7.8 million, debt issuance costs of $1.2 million and the repayment of principal amounts under finance leases of $1.2 million.

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

At March 31, 2026, we had $894.7 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit, the available portion of revolving loans under the Credit Agreement at March 31, 2026 was $583.6 million.

Because we sell metal containers and closures used in fruit and vegetable pack processing, we have seasonal sales. As is common in the industry, we must utilize working capital to build inventory and then carry accounts receivable for some customers beyond the end of the packing season. Due to our seasonal requirements, which generally peak sometime in the summer or early fall, we may incur short-term indebtedness to finance our working capital requirements. Our peak seasonal working capital requirements have historically averaged approximately $600 million. We fund seasonal working capital requirements through revolving loans under the Credit Agreement, other foreign bank loans and cash on hand. We may use the available portion of revolving loans under the Credit Agreement, after taking into account our seasonal needs and outstanding letters of credit, for other general corporate purposes including acquisitions, capital expenditures, dividends, stock repurchases and to refinance or repurchase other debt.

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

Supply Chain Finance Program

For our suppliers, we believe that we negotiate the best terms possible, including payment terms. In connection therewith, we initiated a SCF program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. A participating supplier negotiates its receivables sale arrangements directly with the financial institution under this SCF program. While we are not party to, and do not participate in the negotiation of, such arrangements, such financial institution allows a participating supplier to utilize our creditworthiness in establishing a credit spread in respect of the sale of its receivables from us as well as other applicable terms. This may provide a supplier with more favorable terms than it would be able to secure on its own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in this SCF program and reaches an agreement with the financial institution, the supplier independently elects which individual invoices to us that they sell to the financial institution. All of our payments to a participating supplier are paid to the financial institution on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to the financial institution. The financial institution then pays the supplier on the invoice due date under our agreement with such supplier for any invoices not previously sold by the supplier to the financial institution. Amounts due to a supplier that elects to participate in this SCF program are included in accounts payable in our Condensed Consolidated Balance Sheet, and the associated payments are reflected in net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. Separate from this SCF program, we and suppliers who participate in this SCF program generally maintain the contractual right to require the other party to negotiate in good faith the existing payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Outstanding trade accounts payables subject to this SCF program were approximately $357.6 million, $262.9 million and $438.5 million at March 31, 2026 and 2025 and December 31, 2025, respectively.

Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $7.2 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $18.1 million and $38.1 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.7 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million annually through 2040.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2026 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Since such filing, other than the changes discussed in Notes 6 and 7 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2026 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

Part II.  Other Information

Item 5.  Other Information

In the first quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.  Exhibits

Exhibit Number	Description

*10.1
Sixth Amendment to Amended and Restated Credit Agreement, dated as of March 6, 2026, among Silgan Holdings Inc., Silgan Containers LLC, Silgan Plastics LLC, Silgan Containers Manufacturing Corporation, Silgan International Holdings B.V., Silgan Dispensing Systems Holdings Company, the other Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent.

*+10.2	Officer Agreement, dated November 6, 2025, between Silgan Holdings Inc. and Alexander G. Hutter.

*31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

*32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________________
*Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SILGAN HOLDINGS INC.

Dated: May 6, 2026	/s/ Shawn C. Fabry
Shawn C. Fabry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)