Form 10-Q
period 2026-06-30
SILGAN HOLDINGS INC
filed 2026-08-06
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, the number of shares outstanding of the Registrant’s common stock was 105,682,020.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2026	June 30, 2025	Dec. 31, 2025
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$351,527	$317,462	$1,080,659
Trade accounts receivable, net	1,454,664	1,242,066	589,400
Inventories	1,232,090	1,258,511	1,080,134
Prepaid expenses and other current assets	255,594	190,805	241,725
Total current assets	3,293,875	3,008,844	2,991,918

Property, plant and equipment, net	2,334,636	2,382,104	2,378,331
Goodwill	2,456,556	2,484,557	2,486,678
Other intangible assets, net	861,103	906,743	900,083
Other assets, net	654,513	628,145	640,073
	$9,600,683	$9,410,393	$9,397,083

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$1,178,197	$1,937,384	$631,632
Trade accounts payable	891,750	757,494	1,251,889
Accrued payroll and related costs	125,159	122,238	121,168
Accrued liabilities	394,748	317,421	447,180
Total current liabilities	2,589,854	3,134,537	2,451,869

Long-term debt	3,655,557	3,114,693	3,715,216
Deferred income taxes	521,226	478,891	501,768
Other liabilities	454,674	460,054	453,929

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	395,784	374,582	384,847
Retained earnings	3,698,795	3,516,444	3,605,043
Accumulated other comprehensive loss	(207,131)	(235,379)	(213,556)
Treasury stock	(1,509,827)	(1,435,180)	(1,503,784)
Total stockholders’ equity	2,379,372	2,222,218	2,274,301
	$9,600,683	$9,410,393	$9,397,083

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2026 and 2025
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net sales	$1,643,269	$1,539,161	$3,204,527	$3,005,822
Cost of goods sold	1,348,391	1,240,070	2,643,872	2,436,328
Gross profit	294,878	299,091	560,655	569,494
Selling, general and administrative expenses	126,783	121,836	257,958	250,923
Rationalization charges	18,159	9,864	27,206	20,823
Other pension and postretirement (income)	(1,109)	(140)	(2,149)	(327)
Income before interest and income taxes	151,045	167,531	277,640	298,075
Interest and other debt expense before loss on early extinguishment of debt	47,117	48,699	88,549	91,627
Loss on early extinguishment of debt	—	—	1,017	—
Interest and other debt expense	47,117	48,699	89,566	91,627
Income before income taxes	103,928	118,832	188,074	206,448
Provision for income taxes	29,152	30,443	51,457	51,259
Income before equity in earnings of affiliates	74,776	88,389	136,617	155,189
Equity in earnings of affiliates, net of tax	982	555	2,180	1,717
Net income	$75,758	$88,944	$138,797	$156,906

Earnings per share:
Basic net income per share	$0.72	$0.83	$1.31	$1.47
Diluted net income per share	$0.72	$0.83	$1.31	$1.46

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2026 and 2025
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net income	$75,758	$88,944	$138,797	$156,906
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	1,337	1,425	2,673	2,825
Change in fair value of derivatives	(3,785)	(5,087)	3,779	(2,016)
Foreign currency translation	1,526	71,669	(27)	117,169
Other comprehensive (loss) income	(922)	68,007	6,425	117,978
Comprehensive income	$74,836	$156,951	$145,222	$274,884

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2026 and 2025
(Dollars in thousands)
(Unaudited)

	2026	2025
Cash flows provided by (used in) operating activities:
Net income	$138,797	$156,906
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	168,681	155,335
Amortization of debt discount and debt issuance costs	3,034	2,617
Rationalization charges	27,206	20,823
Stock compensation expense	12,165	7,755
Loss on early extinguishment of debt	1,017	—
Other changes that provided (used) cash:
Trade accounts receivable, net	(873,968)	(601,838)
Inventories	(159,853)	(293,758)
Trade accounts payable	(235,807)	(279,697)
Accrued liabilities	(55,622)	(19,577)
Other, net	(19,500)	(53,417)
Net cash (used in) operating activities	(993,850)	(904,851)

Cash flows provided by (used in) investing activities:
Capital expenditures	(146,688)	(155,693)
Proceeds from asset sales	4,354	9,552
Other, net	640	297
Net cash (used in) investing activities	(141,694)	(145,844)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	1,284,591	1,409,738
Repayments under revolving loans	(182,675)	(51,959)
Repayment of principal amounts under finance leases	(1,950)	(2,427)
Repayments of long-term debt	(542,500)	(706,274)
Changes in outstanding checks - principally vendors	(97,369)	(84,971)
Dividends paid on common stock	(45,071)	(43,362)
Debt issuance costs	(1,449)	—
Repurchase of common stock	(7,844)	(6,873)
Net cash provided by financing activities	405,733	513,872

Effect of exchange rate changes on cash and cash equivalents	679	31,431

Cash and cash equivalents:
Net (decrease)	(729,132)	(505,392)
Balance at beginning of year	1,080,659	822,854
Balance at end of period	$351,527	$317,462

Interest paid, net	$91,816	$103,432
Income taxes paid, net	51,324	45,259

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and six months ended June 30, 2026 and 2025
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Common stock - shares outstanding
Balance at beginning of period	105,680	106,993	105,442	106,795
Net issuance of treasury stock for vested restricted stock units	2	—	240	198
Balance at end of period	105,682	106,993	105,682	106,993

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751	$1,751

Paid-in capital
Balance at beginning of period	389,325	371,207	384,847	367,871
Stock compensation expense	6,466	3,375	12,165	7,755
Net issuance of treasury stock for vested restricted stock units	(7)	—	(1,228)	(1,044)
Balance at end of period	395,784	374,582	395,784	374,582

Retained earnings
Balance at beginning of period	3,645,564	3,448,952	3,605,043	3,402,667
Net income	75,758	88,944	138,797	156,906
Dividends declared on common stock	(22,527)	(21,452)	(45,045)	(43,129)
Balance at end of period	3,698,795	3,516,444	3,698,795	3,516,444

Accumulated other comprehensive loss
Balance at beginning of period	(206,209)	(303,386)	(213,556)	(353,357)
Other comprehensive (loss) income	(922)	68,007	6,425	117,978
Balance at end of period	(207,131)	(235,379)	(207,131)	(235,379)

Treasury stock
Balance at beginning of period	(1,509,834)	(1,435,180)	(1,503,784)	(1,429,351)
Net issuance of treasury stock for vested restricted stock units	7	—	(6,043)	(5,829)
Balance at end of period	(1,509,827)	(1,435,180)	(1,509,827)	(1,435,180)
Total stockholders’ equity	$2,379,372	$2,222,218	$2,379,372	$2,222,218

Dividends declared on common stock per share	$0.21	$0.20	$0.42	$0.40

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2026 and 2025 and for the
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

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollars in thousands)
Dispensing and Specialty Closures	$713,862	$702,187	$1,399,184	$1,373,290
Metal Containers	763,936	676,056	1,488,806	1,304,483
Custom Containers	165,471	160,918	316,537	328,049
	$1,643,269	$1,539,161	$3,204,527	$3,005,822

Revenues by geography were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollars in thousands)
North America	$1,137,328	$1,041,051	$2,220,964	$2,058,621
Europe and other	505,941	498,110	983,563	947,201
	$1,643,269	$1,539,161	$3,204,527	$3,005,822

Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $106.8 million, $121.7 million, and $112.5 million as of June 30, 2026 and 2025 and December 31, 2025, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheets. We have entered into various supply chain financing, or SCF, arrangements with financial institutions pursuant to which we sell receivables of certain customers to such financial institutions without recourse and accelerate payment in respect of such receivables sooner than provided in the applicable supply agreements with such customers. Receivables sold under these arrangements totaled $314.9 million and $265.8 million for the three months ended June 30, 2026 and 2025, respectively, and $531.0 million and $491.5 million for the six months ended June 30, 2026 and 2025, respectively.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2026 and 2025 and for the
three and six months then ended is unaudited)

Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollars in thousands)
Dispensing and Specialty Closures	$6,078	$3,275	$8,560	$7,646
Metal Containers	11,444	5,140	17,177	10,072
Custom Containers	637	1,449	1,469	3,105
	$18,159	$9,864	$27,206	$20,823

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Downs	Total
	(Dollars in thousands)
Balance at December 31, 2025	$44,962	$192	$—	$45,154
Charged to expense	12,158	6,772	8,276	27,206
Utilized and currency translation	(13,816)	(6,964)	(8,276)	(29,056)
Balance at June 30, 2026	$43,304	$—	$—	$43,304

Non-cash asset write-downs were the result of comparing the carrying value of certain facilities and production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (see Note 7 for information regarding a Level 3 fair value measurement).

Rationalization reserves as of June 30, 2026 were recorded in our Condensed Consolidated Balance Sheet as accrued liabilities of $16.8 million and other liabilities of $26.5 million. Excluding the impact of our withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $14.1 million and $32.6 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.7 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million annually through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2026 and 2025 and for the
three and six months then ended is unaudited)

Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2025	$(116,840)	$(966)	$(95,750)	$(213,556)
Other comprehensive income before reclassifications	—	2,704	(27)	2,677
Amounts reclassified from accumulated other comprehensive loss	2,673	1,075	—	3,748
Other comprehensive income	2,673	3,779	(27)	6,425
Balance at June 30, 2026	$(114,167)	$2,813	$(95,777)	$(207,131)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and six months ended June 30, 2026 were net (losses) of $(1.6) million and $(3.2) million, respectively, excluding income tax benefits of $0.3 million and $0.5 million, respectively. For the three and six months ended June 30, 2026, these net (losses) consisted primarily of amortization of net actuarial (losses) of $(1.6) million and $(3.2) million, respectively. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and six months ended June 30, 2026 were not significant.

Other comprehensive income before reclassifications related to foreign currency translation for the three and six months ended June 30, 2026 consisted of (i) foreign currency (losses) related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $(8.8) million and $(34.0) million, respectively, and (ii) foreign currency gains related to our net investment hedges of $13.7 million and $45.0 million, respectively, excluding an income tax provision of $(3.3) million and $(10.9) million, respectively. See Note 7 for further discussion.

Note 5.               Inventories

Inventories consisted of the following:

	June 30, 2026	June 30, 2025	Dec. 31, 2025
	(Dollars in thousands)
Raw materials	$467,553	$490,214	$586,296
Work-in-process	248,861	231,578	204,882
Finished goods	817,979	788,044	595,089
Other	17,869	17,636	16,861
	1,552,262	1,527,472	1,403,128
Adjustment to value inventory at cost on the LIFO method	(320,172)	(268,961)	(322,994)
	$1,232,090	$1,258,511	$1,080,134

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2026 and 2025 and for the
three and six months then ended is unaudited)

Note 6.               Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2026	June 30, 2025	Dec. 31, 2025
	(Dollars in thousands)
Bank debt
Bank revolving loans	$1,075,902	$1,361,887	$—
U.S. term loans	799,000	850,000	841,500
Euro term loans	1,018,681	1,056,421	1,046,390
Other foreign bank revolving and term loans	60,921	67,224	46,165
Total bank debt	2,954,504	3,335,532	1,934,055
4⅛% Senior Notes	600,000	600,000	600,000
2¼% Senior Notes	571,650	586,900	587,200
4¼% Senior Notes	685,980	—	704,640
1.4% Senior Secured Notes	—	500,000	500,000
Finance leases	36,821	40,943	38,783
Total debt - principal	4,848,955	5,063,375	4,364,678
Less unamortized debt issuance costs and debt discount	15,201	11,298	17,830
Total debt	4,833,754	5,052,077	4,346,848
Less current portion	1,178,197	1,937,384	631,632
	$3,655,557	$3,114,693	$3,715,216

At June 30, 2026, the current portion of long-term debt consisted of $590.0 million of U.S. revolving loans, $485.9 million of Euro revolving loans and $51.4 million of Euro term loans under our amended and restated senior secured credit facility, as amended, or the Credit Agreement, $47.5 million of other foreign bank revolving and term loans and $3.4 million of finance leases.

On February 3, 2026, we prepaid $42.5 million principal amount of outstanding U.S. term loans under the Credit Agreement with cash on hand.

On March 6, 2026, we entered into the Sixth Amendment to Amended and Restated Credit Agreement, or the Sixth Amendment, with the lenders party to the Credit Agreement and Wells Fargo Bank, National Association, as administrative agent. The Sixth Amendment amended the Credit Agreement to improve the interest rate margin grid for term loans and eliminate the credit spread adjustments effective March 6, 2026 for Term SOFR Loans, Daily Simple RFR Loans and Term CORRA Loans (each as defined in the Credit Agreement). In accordance with the Credit Agreement, the applicable margin for term loans is reset quarterly using the interest rate margin grid for term loans based on our Total Net Leverage Ratio (as defined in the Credit Agreement), and the range for the applicable margin for term loans is 0.00 percent to 0.50 percent for Base Rate Loans and 1.00 percent to 1.50 percent for Eurocurrency Rate Loans and RFR Loans (each as defined in the Credit Agreement).

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
(Information at June 30, 2026 and 2025 and for the
three and six months then ended is unaudited)

Note 7.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at June 30, 2026:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$351,527	$351,527

Liabilities:
Bank debt	$2,954,504	$2,954,504
4⅛% Senior Notes	599,763	592,116
2¼% Senior Notes	571,650	560,526
4¼% Senior Notes	685,980	683,085

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

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at June 30, 2026 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

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
(Information at June 30, 2026 and 2025 and for the
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

We utilize certain derivative financial instruments to manage a portion of our interest rate, natural gas cost and foreign currency exchange rate exposures. We generally limit our use of derivative financial instruments to interest rate swap, natural gas swap and foreign exchange agreements. We do not engage in trading or other speculative uses of these financial instruments. For a financial instrument to qualify as a hedge, we must be exposed to interest rate or price risk, and the financial instrument must reduce the exposure and be designated as a hedge. Financial instruments qualifying for hedge accounting must maintain a high correlation between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

We also utilize certain internal hedging strategies to minimize our foreign currency exchange rate risk. Net investment hedges that qualify for hedge accounting result in the recognition of foreign currency gains or losses, net of tax, in accumulated other comprehensive loss.

Interest Rate Swap Agreements

As of June 30, 2026 and December 31, 2025, we had outstanding €685.0 million aggregate notional principal amount of Euro interest rate swap agreements with a weighted average fixed rate of 2.43 percent. These agreements were entered into with financial institutions which are expected to fully perform under the terms thereof. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three and six months ended June 30, 2026. The total fair value of our interest rate swaps agreements in effect at June 30, 2026 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three and six months ended June 30, 2026. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at June 30, 2026 was not significant.

Foreign Currency Exchange Rate Risk

In an effort to minimize our foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the Euro term loans under the Credit Agreement which are Euro denominated. Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2026 were $13.7 million and $45.0 million, respectively. To a lesser extent, we have entered into foreign exchange forward agreements. The total fair value of our foreign exchange forward agreements in effect at June 30, 2026 was not significant.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2026 and 2025 and for the
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

Note 9.               Supply Chain Finance Program

We have a supply chain finance (“SCF”) program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. Once a qualifying supplier elects to participate in this SCF program, all of our payments to the participating supplier are paid to such financial institution in this SCF program on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to such financial institution. We may terminate our agreement with the financial institution upon at least 30 days’ notice, and the financial institution may terminate our agreement upon at least 10 days’ notice. Additionally, suppliers who elect to participate in this SCF program may terminate their participation upon at least 30 days’ notice. The suppliers' invoices sold under this SCF program can be outstanding up to 210 days from the invoice date. Suppliers’ invoices included in this SCF program were $370.4 million, $248.4 million and $438.5 million at June 30, 2026 and 2025 and December 31, 2025, respectively, and were included in accounts payable in our Condensed Consolidated Balance Sheets.

Note 10.               Retirement Benefits

The components of the net periodic pension benefit cost were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollars in thousands)
Service cost	$1,551	$1,968	$3,133	$3,912
Interest cost	7,614	8,177	15,295	16,296
Expected return on plan assets	(10,410)	(10,256)	(20,819)	(20,513)
Amortization of prior service (credit) cost	(15)	5	(28)	13
Amortization of actuarial losses	1,785	1,883	3,567	3,776
Net periodic benefit cost	$525	$1,777	$1,148	$3,484

The components of the net periodic other postretirement benefit (credit) cost were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollars in thousands)
Service cost	$2	$6	$5	$10
Interest cost	91	151	183	302
Amortization of prior service credit	(17)	(14)	(33)	(29)
Amortization of actuarial gains	(157)	(86)	(314)	(172)
Net periodic benefit (credit) cost	$(81)	$57	$(159)	$111

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2026 and 2025 and for the
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

Note 12.               Treasury Stock

On November 5, 2025, our Board of Directors authorized the repurchase by us of up to an aggregate of $500.0 million of our common stock by various means from time to time through and including December 31, 2029. We did not repurchase any shares of our common stock pursuant to this authorization during the six months ended June 30, 2026. At June 30, 2026, we had $500.0 million remaining under this authorization for the repurchase of our common stock.

During the first six months of 2026, we issued 392,901 treasury shares which had an average cost of $3.13 per share for restricted stock units that vested during the period that had been previously issued under our stock-based compensation plans. In accordance with the applicable agreements for such restricted stock units, we repurchased 152,852 shares of our common stock at an average cost of $47.57 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method. As of June 30, 2026, 69,430,476 shares of our common stock were held in treasury.

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued restricted stock units to our officers, other key employees and outside directors. During the first six months of 2026, 803,632 restricted stock units were granted to certain of our officers, other key employees and outside directors. The fair value of these restricted stock units at the grant date was $38.0 million, which is being amortized ratably over the respective vesting period from the grant date.

At our annual meeting of stockholders held on May 26, 2026, our stockholders approved the First Amendment to the Silgan Holdings Inc. Second Amended and Restated 2004 Stock Incentive Plan, or, as amended, the Stock Incentive Plan, which among other things, increased the number of shares of our common stock available for awards under the Stock Incentive Plan by an additional 4,000,000 shares. The total number of shares of our common stock available for issuance under the Stock Incentive Plan as of June 30, 2026 was 4,402,054.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2026 and 2025 and for the
three and six months then ended is unaudited)

Note 14.             Earnings Per Share

The components of the calculation of earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollars and shares in thousands)
Net income	$75,758	$88,944	$138,797	$156,906
Weighted average number of shares used in:
Basic earnings per share	105,752	107,051	105,671	106,984
Dilutive common stock equivalents:
Restricted stock units	40	200	153	310
Diluted earnings per share	105,792	107,251	105,824	107,294

For the three and six months ended June 30, 2026, 1,498,860 and 945,698 restricted stock units, respectively, were excluded from the computation of diluted earnings per share because they were not dilutive.

Note 15.             Segment Information

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2026 and 2025 and for the
three and six months then ended is unaudited)

Reportable segment information was as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended June 30, 2026
Net sales	$713,862	$763,936	$165,471	$—	$1,643,269
Segment expenses and other (a)	607,247	698,057	138,322	15,360	1,458,986
Equity in earnings of affiliates, net of tax	982	—	—	—	982
Adjusted EBIT	107,597	65,879	27,149	(15,360)	185,265
Depreciation	39,266	20,260	8,022	119	67,667
Capital expenditures	36,345	21,208	6,684	7	64,244

Three Months Ended June 30, 2025
Net sales	$702,187	$676,056	$160,918	$—	$1,539,161
Segment expenses and other (a)	594,817	605,285	135,989	10,654	1,346,745
Equity in earnings of affiliates, net of tax	555	—	—	—	555
Adjusted EBIT	107,925	70,771	24,929	(10,654)	192,971
Depreciation	37,633	13,607	8,684	102	60,026
Capital expenditures	48,707	17,728	5,826	508	72,769

Six Months Ended June 30, 2026
Net sales	$1,399,184	$1,488,806	$316,537	$—	$3,204,527
Segment expenses and other (a)	1,197,694	1,373,102	267,670	31,027	2,869,493
Equity in earnings of affiliates, net of tax	2,180	—	—	—	2,180
Adjusted EBIT	203,670	115,704	48,867	(31,027)	337,214
Depreciation	79,934	40,251	16,061	237	136,483
Segment assets	5,777,536	2,956,843	746,513	50,318	9,531,210
Capital expenditures	84,831	50,318	11,532	7	146,688

Six Months Ended June 30, 2025
Net sales	$1,373,290	$1,304,483	$328,049	$—	$3,005,822
Segment expenses and other (a)	1,167,879	1,184,156	278,536	25,727	2,656,298
Equity in earnings of affiliates, net of tax	1,717	—	—	—	1,717
Adjusted EBIT	207,128	120,327	49,513	(25,727)	351,241
Depreciation	73,488	32,892	17,448	148	123,976
Segment assets	5,846,884	2,706,408	780,467	39,861	9,373,620
Capital expenditures	92,141	48,971	13,665	916	155,693
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
(Information at June 30, 2026 and 2025 and for the
three and six months then ended is unaudited)

Total adjusted EBIT is reconciled to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollars in thousands)
Total adjusted EBIT	$185,265	$192,971	$337,214	$351,241
Less:
Acquired intangible asset amortization expense	16,082	15,946	32,198	31,359
Other pension (income) for U.S. pension plans and closed facilities	(1,003)	(925)	(2,010)	(1,850)
Equity in earnings of affiliates, net of tax	982	555	2,180	1,717
Rationalization charges	18,159	9,864	27,206	20,823
Costs attributed to announced acquisitions	—	—	—	1,117
Income before interest and income taxes	151,045	167,531	277,640	298,075
Interest and other debt expense	47,117	48,699	89,566	91,627
Income before income taxes	$103,928	$118,832	$188,074	$206,448

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales
Dispensing and Specialty Closures	43.4%	45.6%	43.7%	45.7%
Metal Containers	46.5	43.9	46.4	43.4
Custom Containers	10.1	10.5	9.9	10.9
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	82.1	80.6	82.5	81.1
Gross profit	17.9	19.4	17.5	18.9
Selling, general and administrative expenses	7.7	7.9	8.1	8.3
Rationalization charges	1.1	0.6	0.8	0.7
Other pension and postretirement income	(0.1)	—	(0.1)	—
Income before interest and income taxes	9.2	10.9	8.7	9.9
Interest and other debt expense	2.9	3.2	2.8	3.0
Income before income taxes	6.3	7.7	5.9	6.9
Provision for income taxes	1.8	2.0	1.7	1.7
Income before equity in earnings of affiliates	4.5	5.7	4.2	5.2
Equity in earnings of affiliates, net of tax	0.1	0.1	0.1	0.1
Net income	4.6%	5.8%	4.3%	5.3%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(dollars in millions)
Net sales
Dispensing and Specialty Closures	$713.9	$702.2	$1,399.2	$1,373.3
Metal Containers	763.9	676.1	1,488.8	1,304.5
Custom Containers	165.5	160.9	316.5	328.0
Consolidated	$1,643.3	$1,539.2	$3,204.5	$3,005.8

Income before interest and income taxes
Dispensing and Specialty Closures	$85.5	$89.8	$162.8	$169.7
Metal Containers	55.4	65.7	100.4	110.5
Custom Containers	25.5	22.6	45.5	44.7
Corporate	(15.4)	(10.6)	(31.1)	(26.8)
Consolidated	$151.0	$167.5	$277.6	$298.1

Net Sales.  In the second quarter of 2026, consolidated net sales were $1.6 billion, an increase of $104.1 million, or 6.8 percent, as compared to the second quarter of 2025 primarily due to the contractual pass through of higher raw material and other manufacturing costs, the impact from favorable foreign currency translation of approximately $16.0 million and a more favorable mix of products sold in the custom containers segment, partially offset by a less favorable mix of products sold in the dispensing and specialty closures and metal containers segments and lower volumes in the dispensing and specialty closures and custom containers segments.

In the first six months of 2026, consolidated net sales were $3.2 billion, an increase of $198.7 million, or 6.6 percent, as compared to the first six months of 2025 primarily due to the contractual pass through of higher raw material and other manufacturing costs, the impact from favorable foreign currency translation of approximately $62.0 million, higher unit volumes in the metal containers segment and a more favorable mix of products sold in the custom containers segment, partially offset by a less favorable mix of products sold in the dispensing and specialty closures and metal containers segments and lower volumes in the dispensing and specialty closures and custom containers segments.

Gross Profit.  Gross profit margin decreased 1.5 percentage points to 17.9 percent in the second quarter of 2026 as compared to the same period in 2025 and decreased 1.4 percentage points to 17.5 percent in the first six months of 2026 as compared to the same periods in 2025 primarily for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  In the second quarter of 2026, selling, general and administrative expenses as a percentage of consolidated net sales decreased to 7.7 percent as compared to 7.9 percent in the second quarter of 2025. For the second quarter of 2026, selling, general and administrative expenses increased $5.0 million to $126.8 million as compared to the second quarter of 2025. In the first six months of 2026, selling, general and administrative expenses as a percentage of consolidated net sales decreased to 8.1 percent as compared to 8.3 percent in the first six months of 2025. In the first six months of 2026, selling, general and administrative expenses increased $7.1 million to $258.0 million as compared to the first six months of 2025. The increase in selling, general and administrative expenses for each of the second quarter and the first six months of 2026 was primarily due to the impact of higher foreign currency exchange rates and higher expenses for corporate development activities.

Income before Interest and Income Taxes.  In the second quarter of 2026, income before interest and income taxes decreased by $16.5 million to $151.0 million as compared to $167.5 million in the second quarter of 2025, and margins decreased to 9.2 percent from 10.9 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of a less favorable mix of products sold in the dispensing and specialty closures and metal containers segments, higher rationalization charges, higher expenses for corporate development activities and lower volumes in the dispensing and specialty closures and custom containers segments, partially offset by the favorable impact of foreign currency and a more favorable mix of products sold in the custom containers segment. Rationalization charges were $18.2 million and $9.9 million in the second quarters of 2026 and 2025, respectively.

In the first six months of 2026, income before interest and income taxes decreased by $20.5 million to $277.6 million as compared to $298.1 million in the first six months of 2025, and margins decreased to 8.7 percent from 9.9 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of a less favorable mix of products sold in the dispensing and specialty closures and metal containers segments, lower volumes in the dispensing and specialty closures and custom containers segments, higher rationalization charges, higher expenses for corporate development activities, and the benefit in the prior year period from the sell through of lower cost inventory and the adverse impact in the current year period from the sell through of higher cost inventory in our European metal closures operations, partially offset by the favorable impact of foreign currency, higher unit volumes in the metal containers segment and a more favorable mix of products sold in the custom containers segment. Rationalization charges were $27.2 million and $20.8 million in the first six month of 2026 and 2025, respectively.

Interest and Other Debt Expense. In the second quarter of 2026, interest and other debt expense decreased $1.6 million to $47.1 million as compared to $48.7 million in the second quarter of 2025. In the first six months of 2026, interest and other debt expense before the loss on early extinguishment of debt decreased $3.1 million to $88.5 million as compared to $91.6 million in the first six months of 2025. The decrease in the second quarter of 2026 was primarily due to lower average outstanding debt borrowings in the current year period as compared to the prior year period. The decrease in the first six months of 2026 was primarily due to lower weighted average interest rates during the current year period as compared to the prior year period.

Provision for Income Taxes. For the second quarters of 2026 and 2025, the effective tax rates were 28.1 percent and 25.6 percent, respectively. For the first six months of 2026 and 2025, the effective tax rates were 27.4 percent and 24.8 percent, respectively. The increase in the effective tax rates in the second quarter and first six months of 2026 was primarily due to changes in the geographic mix of profit in the current year periods as compared to the prior year periods.

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

A reconciliation of such non-GAAP financial measures for the periods presented is provided below:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollars in millions)
Dispensing and Specialty Closures
Income before interest and income taxes (EBIT)	$85.5	$89.8	$162.8	$169.7
Acquired intangible asset amortization expense	14.7	14.4	29.6	28.4
Other pension expense (income) for U.S. pension plans and closed facilities	0.3	(0.2)	0.6	(0.3)
Equity in earnings of affiliates, net of tax	1.0	0.6	2.2	1.7
Rationalization charges	6.1	3.3	8.5	7.6
Adjusted EBIT	$107.6	$107.9	$203.7	$207.1

Metal Containers
Income before interest and income taxes (EBIT)	$55.4	$65.7	$100.4	$110.5
Acquired intangible asset amortization expense	0.4	0.4	0.7	0.7
Other pension (income) for U.S. pension plans and closed facilities	(1.3)	(0.4)	(2.6)	(1.0)
Rationalization charges	11.4	5.1	17.2	10.1
Adjusted EBIT	$65.9	$70.8	$115.7	$120.3

Custom Containers
Income before interest and income taxes (EBIT)	$25.5	$22.6	$45.5	$44.7
Acquired intangible asset amortization expense	1.0	1.1	1.9	2.2
Other pension (income) for U.S. pension plans and closed facilities	—	(0.3)	—	(0.5)
Rationalization charges	0.7	1.5	1.5	3.1
Adjusted EBIT	$27.2	$24.9	$48.9	$49.5

Corporate
Loss before interest and income taxes (EBIT)	$(15.4)	$(10.6)	$(31.1)	$(26.8)
Costs attributed to announced acquisitions	—	—	—	1.1
Adjusted EBIT	$(15.4)	$(10.6)	$(31.1)	$(25.7)

Total adjusted EBIT	$185.3	$193.0	$337.2	$351.2

Dispensing and Specialty Closures Segment

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollars in millions)

Net sales	$713.9	$702.2	$1,399.2	$1,373.3
Income before interest and income taxes (EBIT)	85.5	89.8	162.8	169.7
Income before interest and income taxes margin (EBIT margin)	12.0%	12.8%	11.6%	12.4%
Adjusted EBIT	$107.6	$107.9	$203.7	$207.1
Adjusted EBIT margin	15.1%	15.4%	14.6%	15.1%

In the second quarter of 2026, net sales for the dispensing and specialty closures segment increased $11.7 million, or 1.7 percent, as compared to the second quarter of 2025. This increase was primarily the result of the pass through of higher raw material and other costs and the impact of favorable foreign currency translation of approximately $14.0 million, partially offset by a less favorable mix of products sold and lower unit volumes of approximately one percent predominantly in Brazil.

In the first six months of 2026, net sales for the dispensing and specialty closures segment increased $25.9 million, or 1.9 percent, as compared to the first six months of 2025. This increase was primarily the result of favorable foreign currency translation of approximately $50.0 million and the pass through of higher raw material and other costs, partially offset by lower unit volumes of approximately two percent and a less favorable mix of products sold predominantly in Brazil and as a result of production impacts due to severe weather in the first quarter of 2026.

In the second quarter of 2026, adjusted EBIT of the dispensing and specialty closures segment decreased $0.3 million as compared to the second quarter of 2025, and adjusted EBIT margin decreased to 15.1 percent from 15.4 percent over the same periods. The decrease in adjusted EBIT was primarily due to a less favorable mix of products sold and lower unit volumes, partially offset by the favorable impact of foreign currency.

In the first six months of 2026, adjusted EBIT of the dispensing and specialty closures segment decreased $3.4 million as compared to the first six months of 2025, and adjusted EBIT margin decreased to 14.6 percent from 15.1 percent over the same periods. The decrease in adjusted EBIT was primarily due to a less favorable mix of products sold, lower unit volumes, and the benefit in the prior year period from the sell through of lower cost inventory and the adverse impact in the current year period from the sell through of higher cost inventory in our European metal closures operations, partially offset by the favorable impact of foreign currency.

Metal Containers Segment

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollars in millions)

Net sales	$763.9	$676.1	$1,488.8	$1,304.5
Income before interest and income taxes (EBIT)	55.4	65.7	100.4	110.5
Income before interest and income taxes margin (EBIT margin)	7.3%	9.7%	6.7%	8.5%
Adjusted EBIT	$65.9	$70.8	$115.7	$120.3
Adjusted EBIT margin	8.6%	10.5%	7.8%	9.2%

In the second quarter of 2026, net sales for the metal containers segment increased $87.8 million, or 13.0 percent, as compared to the second quarter of 2025. This increase was primarily the result of the contractual pass through of higher raw material and other manufacturing costs and the impact of favorable foreign currency translation of approximately $2.0 million, partially offset by a less favorable mix of products sold. Unit volumes were comparable to the prior year period with higher volumes for pet food markets offset by lower volumes for fruit and vegetable markets as a result of more normal seasonal order patterns and soup markets.

In the first six months of 2026, net sales for the metal containers segment increased $184.3 million, or 14.1 percent, as compared to the first six months of 2025. This increase was primarily the result of the contractual pass through of higher raw material and other manufacturing costs, the impact of favorable foreign currency translation of approximately $11.0 million, and higher unit volumes of approximately one percent, partially offset by a less favorable mix of products sold.

In the second quarter of 2026, adjusted EBIT of the metal containers segment decreased $4.9 million as compared to the second quarter of 2025, and adjusted EBIT margin decreased to 8.6 percent from 10.5 percent for the same periods. The decrease in adjusted EBIT was primarily due to a less favorable mix of products sold due to higher unit volumes for pet food markets and lower unit volumes for fruit and vegetable markets and soup markets. Adjusted EBIT margin was negatively impacted by the mathematical consequence of passing through higher raw material costs during the second quarter of 2026.

In the first six months of 2026, adjusted EBIT of the metal containers segment decreased $4.6 million as compared to the first six months of 2025, and adjusted EBIT margin decreased to 7.8 percent from 9.2 percent for the same periods. The decrease in adjusted EBIT was primarily due to a less favorable mix of products sold, partially offset by higher unit volumes. Adjusted EBIT margin was negatively impacted by the mathematical consequence of passing through higher raw material costs during the first six months of 2026.

Custom Containers Segment

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollars in millions)

Net sales	$165.5	$160.9	$316.5	$328.0
Income before interest and income taxes (EBIT)	25.5	22.6	45.5	44.7
Income before interest and income taxes margin (EBIT margin)	15.4%	14.0%	14.4%	13.6%
Adjusted EBIT	$27.2	$24.9	$48.9	$49.5
Adjusted EBIT margin	16.4%	15.5%	15.5%	15.1%

In the second quarter of 2026, net sales for the custom containers segment increased $4.6 million, or 2.9 percent, as compared to the second quarter of 2025. This increase was principally due to the pass through of higher raw material and other manufacturing costs and a more favorable mix of products sold, partially offset by lower volumes of approximately four percent primarily from the exit of lower margin business in late 2025 as a result of footprint optimization plans to achieve previously announced cost reduction goals.

In the first six months of 2026, net sales for the custom containers segment decreased $11.5 million, or 3.5 percent, as compared to the first six months of 2025. This decrease was principally due to lower volumes of approximately seven percent primarily from the exit of lower margin business in late 2025 as a result of footprint optimization plans to achieve previously announced cost reduction goals, partially offset by the pass through of higher raw material and other manufacturing costs, a more favorable mix of products sold and the impact of favorable foreign currency translation of approximately $1.0 million.

In the second quarter of 2026, adjusted EBIT of the custom containers segment increased $2.3 million as compared to the second quarter of 2025, and adjusted EBIT margin increased to 16.4 percent from 15.5 percent over the same periods. The increase in adjusted EBIT was primarily attributable a more favorable mix of products sold including as a result of the benefit of previously announced cost reductions in the current year quarter, partially offset by lower volumes.

In the first six months of 2026, adjusted EBIT of the custom containers segment decreased $0.6 million as compared to the first six months of 2025, while adjusted EBIT margin increased to 15.5 percent from 15.1 percent over the same periods. The decrease in adjusted EBIT was primarily attributable to lower volumes, partially offset by a more favorable mix of products sold including as a result of the benefit of previously announced cost reductions in the current year period.

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

On March 6, 2026, we entered into the Sixth Amendment, with the lenders party to the Credit Agreement and Wells Fargo Bank, National Association, as administrative agent. The Sixth Amendment amended the Credit Agreement to improve the interest rate margin grid for term loans and eliminate the credit spread adjustments effective March 6, 2026 for Term SOFR Loans, Daily Simple RFR Loans and Term CORRA Loans (each as defined in the Credit Agreement). In accordance with the Credit Agreement, the applicable margin for term loans is reset quarterly using the interest rate margin grid for term loans based on our Total Net Leverage Ratio (as defined in the Credit Agreement), and the range for the applicable margin for term loans is 0.00 percent to 0.50 percent for Base Rate Loans and 1.00 percent to 1.50 percent for Eurocurrency Rate Loans and RFR Loans (each as defined in the Credit Agreement).

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

For the six months ended June 30, 2026, we used net borrowings of revolving loans of $1.1 billion, cash and cash equivalents of $729.1 million and the positive effect of exchange rate changes on cash and cash equivalents of $0.7 million to fund cash used in operations of $993.9 million, the repayment of long-term debt of $542.5 million, net capital expenditures and other investing activities of $141.7 million, decreases in outstanding checks of $97.4 million, dividends paid on our common stock of $45.1 million, repurchases of our common stock of $7.8 million, the repayment of principal amounts under finance leases of $1.9 million and debt issuance costs of $1.4 million.

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
At June 30, 2026, we had $1.1 billion of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit of $21.7 million, the available portion of revolving loans under the Credit Agreement at June 30, 2026 was $402.4 million.

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

Supply Chain Finance Program

For our suppliers, we believe that we negotiate the best terms possible, including payment terms. In connection therewith, we initiated a SCF program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. A participating supplier negotiates its receivables sale arrangements directly with the financial institution under this SCF program. While we are not party to, and do not participate in the negotiation of, such arrangements, such financial institution allows a participating supplier to utilize our creditworthiness in establishing a credit spread in respect of the sale of its receivables from us as well as other applicable terms. This may provide a supplier with more favorable terms than it would be able to secure on its own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in this SCF program and reaches an agreement with the financial institution, the supplier independently elects which individual invoices to us that they sell to the financial institution. All of our payments to a participating supplier are paid to the financial institution on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to the financial institution. The financial institution then pays the supplier on the invoice due date under our agreement with such supplier for any invoices not previously sold by the supplier to the financial institution. Amounts due to a supplier that elects to participate in this SCF program are included in accounts payable in our Condensed Consolidated Balance Sheet, and the associated payments are reflected in net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. Separate from this SCF program, we and suppliers who participate in this SCF program generally maintain the contractual right to require the other party to negotiate in good faith the existing payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Outstanding trade accounts payables subject to this SCF program were approximately $370.4 million, $248.4 million and $438.5 million at June 30, 2026 and 2025 and December 31, 2025, respectively.

Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $20.8 million and $8.0 million for the six months ended June 30, 2026 and 2025, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $14.1 million and $32.6 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.7 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million annually through 2040.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2026 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Since such filing, other than the changes discussed in Notes 6 and 7 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2026 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

Part II.  Other Information

Item 5.  Other Information

In the second quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

SILGAN HOLDINGS INC.

Dated: August 6, 2026	/s/ Shawn C. Fabry
Shawn C. Fabry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)