Form 10-Q
period 2026-09-30
SILGAN HOLDINGS INC
filed 2026-11-05
CIK 849869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 31, 2026, the number of shares outstanding of the Registrant’s common stock was 105,682,020.

Part I. Financial Information
Item 1. Financial Statements

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	Sept. 30, 2026	Sept. 30, 2025	Dec. 31, 2025
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$324,989	$389,170	$1,080,659
Trade accounts receivable, net	1,627,692	1,502,810	589,400
Inventories	916,939	1,022,365	1,080,134
Prepaid expenses and other current assets	229,612	197,966	241,725
Total current assets	3,099,232	3,112,311	2,991,918

Property, plant and equipment, net	2,330,842	2,393,164	2,378,331
Goodwill	2,448,430	2,480,925	2,486,678
Other intangible assets, net	842,714	892,253	900,083
Other assets, net	674,818	619,544	640,073
	$9,396,036	$9,498,197	$9,397,083

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving loans and current portion of long-term debt	$907,721	$1,134,984	$631,632
Trade accounts payable	883,831	851,523	1,251,889
Accrued payroll and related costs	120,997	129,105	121,168
Accrued liabilities	375,522	335,366	447,180
Total current liabilities	2,288,071	2,450,978	2,451,869

Long-term debt	3,640,278	3,812,233	3,715,216
Deferred income taxes	534,487	510,782	501,768
Other liabilities	454,839	451,753	453,929

Stockholders’ equity:
Common stock	1,751	1,751	1,751
Paid-in capital	400,404	379,743	384,847
Retained earnings	3,781,402	3,608,075	3,605,043
Accumulated other comprehensive loss	(195,369)	(222,166)	(213,556)
Treasury stock	(1,509,827)	(1,494,952)	(1,503,784)
Total stockholders’ equity	2,478,361	2,272,451	2,274,301
	$9,396,036	$9,498,197	$9,397,083

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2026 and 2025
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025

Net sales	$2,040,191	$2,008,739	$5,244,718	$5,014,561
Cost of goods sold	1,711,604	1,681,489	4,355,476	4,117,817
Gross profit	328,587	327,250	889,242	896,744
Selling, general and administrative expenses	120,841	122,210	378,799	373,133
Rationalization charges	17,070	7,189	44,276	28,012
Other pension and postretirement (income)	(996)	(807)	(3,145)	(1,134)
Income before interest and income taxes	191,672	198,658	469,312	496,733
Interest and other debt expense before loss on early extinguishment of debt	47,257	49,989	135,806	141,616
Loss on early extinguishment of debt	—	—	1,017	—
Interest and other debt expense	47,257	49,989	136,823	141,616
Income before income taxes	144,415	148,669	332,489	355,117
Provision for income taxes	40,276	36,151	91,733	87,410
Income before equity in earnings of affiliates	104,139	112,518	240,756	267,707
Equity in earnings of affiliates, net of tax	842	775	3,022	2,492
Net income	$104,981	$113,293	$243,778	$270,199

Earnings per share:
Basic net income per share	$0.99	$1.06	$2.31	$2.53
Diluted net income per share	$0.99	$1.06	$2.30	$2.52

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2026 and 2025
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025

Net income	$104,981	$113,293	$243,778	$270,199
Other comprehensive income (loss), net of tax:
Changes in net prior service credit and actuarial losses	1,089	3,216	3,762	6,041
Change in fair value of derivatives	15,714	2,276	19,493	260
Foreign currency translation	(5,041)	7,721	(5,068)	124,890
Other comprehensive income	11,762	13,213	18,187	131,191
Comprehensive income	$116,743	$126,506	$261,965	$401,390

See accompanying notes.

 SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2026 and 2025
(Dollars in thousands)
(Unaudited)

	2026	2025
Cash flows provided by (used in) operating activities:
Net income	$243,778	$270,199
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	252,455	238,210
Amortization of debt discount and debt issuance costs	4,433	3,911
Rationalization charges	44,276	28,012
Stock compensation expense	16,785	12,916
Loss on early extinguishment of debt	1,017	—
Other changes that provided (used) cash:
Trade accounts receivable, net	(1,050,101)	(861,199)
Inventories	152,940	(57,381)
Trade accounts payable	(235,784)	(183,089)
Accrued liabilities	(94,479)	(1,161)
Other, net	18,317	(14,383)
Net cash (used in) operating activities	(646,363)	(563,965)

Cash flows provided by (used in) investing activities:
Capital expenditures	(229,451)	(235,791)
Proceeds from asset sales	4,724	9,756
Other, net	537	(1,293)
Net cash (used in) investing activities	(224,190)	(227,328)

Cash flows provided by (used in) financing activities:
Borrowings under revolving loans	1,297,830	1,492,064
Repayments under revolving loans	(462,927)	(935,832)
Repayment of principal amounts under finance leases	(2,957)	(3,970)
Proceeds from issuance of long-term debt	—	703,620
Repayments of long-term debt	(542,500)	(706,274)
Changes in outstanding checks - principally vendors	(97,369)	(84,971)
Dividends paid on common stock	(67,281)	(64,773)
Debt issuance costs	(1,449)	(8,299)
Repurchase of common stock	(7,844)	(66,160)
Net cash provided by financing activities	115,503	325,405

Effect of exchange rate changes on cash and cash equivalents	(620)	32,204

Cash and cash equivalents:
Net (decrease)	(755,670)	(433,684)
Balance at beginning of year	1,080,659	822,854
Balance at end of period	$324,989	$389,170

Interest paid, net	$135,706	$148,488
Income taxes paid, net	111,302	62,063

See accompanying notes.

SILGAN HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and nine months ended September 30, 2026 and 2025
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025

Common stock - shares outstanding
Balance at beginning of period	105,682	106,993	105,442	106,795
Net issuance of treasury stock for vested restricted stock units	—	—	240	198
Repurchases of common stock	—	(1,325)	—	(1,325)
Balance at end of period	105,682	105,668	105,682	105,668

Common stock - par value
Balance at beginning and end of period	$1,751	$1,751	$1,751	$1,751

Paid-in capital
Balance at beginning of period	395,784	374,582	384,847	367,871
Stock compensation expense	4,620	5,161	16,785	12,916
Net issuance of treasury stock for vested restricted stock units	—	—	(1,228)	(1,044)
Balance at end of period	400,404	379,743	400,404	379,743

Retained earnings
Balance at beginning of period	3,698,795	3,516,444	3,605,043	3,402,667
Net income	104,981	113,293	243,778	270,199
Dividends declared on common stock	(22,374)	(21,662)	(67,419)	(64,791)
Balance at end of period	3,781,402	3,608,075	3,781,402	3,608,075

Accumulated other comprehensive loss
Balance at beginning of period	(207,131)	(235,379)	(213,556)	(353,357)
Other comprehensive income	11,762	13,213	18,187	131,191
Balance at end of period	(195,369)	(222,166)	(195,369)	(222,166)

Treasury stock
Balance at beginning of period	(1,509,827)	(1,435,180)	(1,503,784)	(1,429,351)
Net issuance of treasury stock for vested restricted stock units	—	—	(6,043)	(5,829)
Repurchases of common stock	—	(59,772)	—	(59,772)
Balance at end of period	(1,509,827)	(1,494,952)	(1,509,827)	(1,494,952)
Total stockholders’ equity	$2,478,361	$2,272,451	$2,478,361	$2,272,451

Dividends declared on common stock per share	$0.21	$0.20	$0.63	$0.60

See accompanying notes.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2026 and 2025 and for the
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

Goodwill. We review goodwill for impairment as of July 1 of each year and more frequently if circumstances indicate a possible impairment. We determined that our goodwill was not impaired in our annual 2026 assessment performed during the third quarter.

Note 2.               Revenue

The following tables present our revenues disaggregated by reportable segment and geography as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenues by segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
	(Dollars in thousands)
Dispensing and Specialty Closures	$699,156	$690,382	$2,098,340	$2,063,672
Metal Containers	1,174,252	1,158,227	2,663,058	2,462,710
Custom Containers	166,783	160,130	483,320	488,179
	$2,040,191	$2,008,739	$5,244,718	$5,014,561

Revenues by geography were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
	(Dollars in thousands)
North America	$1,516,263	$1,489,605	$3,737,227	$3,548,226
Europe and other	523,928	519,134	1,507,491	1,466,335
	$2,040,191	$2,008,739	$5,244,718	$5,014,561

Our contract assets primarily consist of unbilled accounts receivable related to over time revenue recognition and were $106.2 million, $122.3 million, and $112.5 million as of September 30, 2026 and 2025 and December 31, 2025, respectively. Unbilled receivables are included in trade accounts receivable, net on our Condensed Consolidated Balance Sheets. We have entered into various supply chain financing, or SCF, arrangements with financial institutions pursuant to which we sell receivables of certain customers to such financial institutions without recourse and accelerate payment in respect of such receivables sooner than provided in the applicable supply agreements with such customers. Receivables sold under these

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2026 and 2025 and for the
three and nine months then ended is unaudited)

arrangements totaled $265.5 million and $300.0 million for the three months ended September 30, 2026 and 2025, respectively, and $746.3 million and $791.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 3.               Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Rationalization charges by segment were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
	(Dollars in thousands)
Dispensing and Specialty Closures	$9,089	$3,418	$17,649	$11,064
Metal Containers	6,484	2,507	23,661	12,579
Custom Containers	1,497	1,264	2,966	4,369
	$17,070	$7,189	$44,276	$28,012

Activity in reserves for our rationalization plans were as follows:

	Employee Severance and Benefits	Plant Exit Costs	Non-Cash Asset Write-Downs	Total
	(Dollars in thousands)
Balance at December 31, 2025	$44,962	$192	$—	$45,154
Charged to expense	25,391	10,907	7,978	44,276
Utilized and currency translation	(32,592)	(11,099)	(7,978)	(51,669)
Balance at September 30, 2026	$37,761	$—	$—	$37,761

Non-cash asset write-downs were the result of comparing the carrying value of certain facilities and production related equipment to their fair value using estimated future discounted cash flows, a Level 3 fair value measurement (see Note 7 for information regarding a Level 3 fair value measurement).

Rationalization reserves as of September 30, 2026 were recorded in our Condensed Consolidated Balance Sheet as accrued liabilities of $8.6 million and other liabilities of $29.2 million. Excluding the impact of our withdrawal from the Central States, Southeast and Southwest Areas Pension Plan, or the Central States Pension Plan, in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $13.5 million and $26.8 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.7 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million annually through 2040.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2026 and 2025 and for the
three and nine months then ended is unaudited)

Note 4.               Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is reported in our Condensed Consolidated Statements of Stockholders’ Equity.  Amounts included in accumulated other comprehensive loss, net of tax, were as follows:

	Unrecognized Net Defined Benefit Plan Costs	Change in Fair Value of Derivatives	Foreign Currency Translation	Total
	(Dollars in thousands)
Balance at December 31, 2025	$(116,840)	$(966)	$(95,750)	$(213,556)
Other comprehensive income before reclassifications	—	18,132	(5,068)	13,064
Amounts reclassified from accumulated other comprehensive loss	3,762	1,361	—	5,123
Other comprehensive income	3,762	19,493	(5,068)	18,187
Balance at September 30, 2026	$(113,078)	$18,527	$(100,818)	$(195,369)

The amounts reclassified to earnings from the unrecognized net defined benefit plan costs component of accumulated other comprehensive loss for the three and nine months ended September 30, 2026 were net (losses) of $(1.6) million and $(4.8) million, respectively, excluding income tax benefits of $0.5 million and $1.0 million, respectively. For the three and nine months ended September 30, 2026, these net (losses) consisted primarily of amortization of net actuarial (losses) of $(1.6) million and $(4.8) million, respectively. Amortization of net actuarial losses and net prior service credit was recorded in other pension and postretirement income in our Condensed Consolidated Statements of Income. See Note 10 for further information.

The amounts reclassified to earnings from the change in fair value of derivatives component of accumulated other comprehensive loss for the three and nine months ended September 30, 2026 were not significant.

Other comprehensive income before reclassifications related to foreign currency translation for the three and nine months ended September 30, 2026 consisted of (i) foreign currency (losses) related to translation of quarter end financial statements of foreign subsidiaries utilizing a functional currency other than the U.S. dollar of $(13.7) million and $(47.7) million, respectively, and (ii) foreign currency gains related to our net investment hedges of $11.6 million and $56.6 million, respectively, excluding an income tax provision of $(2.8) million and $(13.7) million, respectively. See Note 7 for further discussion.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2026 and 2025 and for the
three and nine months then ended is unaudited)

Note 5.               Inventories

Inventories consisted of the following:

	Sept. 30, 2026	Sept. 30, 2025	Dec. 31, 2025
	(Dollars in thousands)
Raw materials	$467,630	$522,583	$586,296
Work-in-process	236,851	221,628	204,882
Finished goods	592,496	529,788	595,089
Other	18,764	17,327	16,861
	1,315,741	1,291,326	1,403,128
Adjustment to value inventory at cost on the LIFO method	(398,802)	(268,961)	(322,994)
	$916,939	$1,022,365	$1,080,134

During 2026, we implemented an inventory management program which resulted in permanent reductions of inventories valued under the last-in, first-out basis. This resulted in liquidations of inventory layers carried at costs prevailing in prior years, decreasing cost of goods sold by $26.8 million and $34.0 million for the three and nine months ended September 30, 2026, respectively.

Note 6.               Long-Term Debt

Long-term debt consisted of the following:

	Sept. 30, 2026	Sept. 30, 2025	Dec. 31, 2025
	(Dollars in thousands)
Bank debt
Bank revolving loans (mature November 2029)	$812,715	$567,625	$—
U.S. term loans (mature November 2030)	799,000	850,000	841,500
Euro term loans (mature November 2030)	1,011,998	1,057,500	1,046,390
Other foreign bank revolving and term loans	53,277	59,035	46,165
Total bank debt	2,676,990	2,534,160	1,934,055
4⅛% Senior Notes (due February 2028)	600,000	600,000	600,000
2¼% Senior Notes (due June 2028)	567,900	587,500	587,200
4¼% Senior Notes (due February 2031)	681,480	705,000	704,640
1.4% Senior Secured Notes (repaid March 2026)	—	500,000	500,000
Finance leases	35,701	39,757	38,783
Total debt - principal	4,562,071	4,966,417	4,364,678
Less unamortized debt issuance costs and debt discount	14,072	19,200	17,830
Total debt	4,547,999	4,947,217	4,346,848
Less current portion	907,721	1,134,984	631,632
	$3,640,278	$3,812,233	$3,715,216

At September 30, 2026, the current portion of long-term debt consisted of $330.0 million of U.S. revolving loans, $482.7 million of Euro revolving loans and $51.1 million of Euro term loans under our amended and restated senior secured credit facility, as amended, or the Credit Agreement, $41.0 million of other foreign bank revolving and term loans and $2.9 million of finance leases.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2026 and 2025 and for the
three and nine months then ended is unaudited)

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

Note 7.               Financial Instruments

The financial instruments recorded in our Condensed Consolidated Balance Sheets include cash and cash equivalents, trade accounts receivable, trade accounts payable, debt obligations and swap agreements. Due to their short-term maturity, the carrying amounts of trade accounts receivable and trade accounts payable approximate their fair market values. The following table summarizes the carrying amounts and estimated fair values of our other financial instruments at September 30, 2026:

	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$324,989	$324,989

Liabilities:
Bank debt	$2,676,990	$2,676,990
4⅛% Senior Notes	599,798	586,272
2¼% Senior Notes	567,900	550,500
4¼% Senior Notes	681,480	656,320

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2026 and 2025 and for the
three and nine months then ended is unaudited)

Financial Instruments Measured at Fair Value

The financial assets and liabilities that were measured on a recurring basis at September 30, 2026 consisted of our cash and cash equivalents and derivative instruments. We measured the fair value of cash and cash equivalents using Level 1 inputs. We measured the fair value of our derivative instruments using the income approach. The fair value of our derivative instruments reflects the estimated amounts that we would pay or receive based on the present value of the expected cash flows derived from market interest rates and prices. As such, these derivative instruments were classified within Level 2.

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

Interest Rate Swap Agreements

As of September 30, 2026 and December 31, 2025, we had outstanding €685.0 million aggregate notional principal amount of Euro interest rate swap agreements with a weighted average fixed rate of 2.43 percent. These agreements were entered into with financial institutions which are expected to fully perform under the terms thereof. The difference between amounts to be paid or received on our interest rate swap agreements is recorded in interest and other debt expense in our Condensed Consolidated Statements of Income and was not significant for the three and nine months ended September 30, 2026. The total fair value of our interest rate swaps agreements in effect at September 30, 2026 was not significant.

Natural Gas Swap Agreements

We have entered into natural gas swap agreements to manage a portion of our exposure to fluctuations in natural gas prices. The difference between amounts to be paid or received on our natural gas swap agreements is recorded in cost of goods sold in our Condensed Consolidated Statements of Income and was not significant for the three and nine months ended September 30, 2026. These agreements are with a financial institution which is expected to fully perform under the terms thereof. The total fair value of our natural gas swap agreements in effect at September 30, 2026 was not significant.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2026 and 2025 and for the
three and nine months then ended is unaudited)

Foreign Currency Exchange Rate Risk

In an effort to minimize our foreign currency exchange rate risk, we have financed acquisitions of foreign operations primarily with borrowings denominated in Euros. In addition, where available, we have borrowed funds in local currency or implemented certain internal hedging strategies to minimize our foreign currency exchange rate risk related to foreign operations, including net investment hedges related to the Euro term loans under the Credit Agreement which are Euro denominated. Foreign currency gains related to our net investment hedges included in accumulated other comprehensive loss for the three and nine months ended September 30, 2026 were $11.6 million and $56.6 million, respectively. To a lesser extent, we have entered into foreign exchange forward agreements. The total fair value of our foreign exchange forward agreements in effect at September 30, 2026 was not significant.

Note 8.               Commitments and Contingencies

We are a party to other legal proceedings, contract disputes and claims arising in the ordinary course of our business. We are not a party to, and none of our properties are subject to, any pending legal proceedings which could have a material adverse effect on our business or financial condition.

Note 9.               Supply Chain Finance Program

We have a supply chain finance (“SCF”) program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. Once a qualifying supplier elects to participate in this SCF program, all of our payments to the participating supplier are paid to such financial institution in this SCF program on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to such financial institution. We may terminate our agreement with the financial institution upon at least 30 days’ notice, and the financial institution may terminate our agreement upon at least 10 days’ notice. Additionally, suppliers who elect to participate in this SCF program may terminate their participation upon at least 30 days’ notice. The suppliers' invoices sold under this SCF program can be outstanding up to 210 days from the invoice date. Suppliers’ invoices included in this SCF program were $482.0 million, $385.8 million and $438.5 million at September 30, 2026 and 2025 and December 31, 2025, respectively, and were included in accounts payable in our Condensed Consolidated Balance Sheets.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2026 and 2025 and for the
three and nine months then ended is unaudited)

Note 10.               Retirement Benefits

The components of the net periodic pension benefit cost were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
	(Dollars in thousands)
Service cost	$1,486	$1,686	$4,619	$5,598
Interest cost	7,640	8,104	22,935	24,400
Expected return on plan assets	(10,336)	(10,273)	(31,155)	(30,786)
Amortization of prior service (credit) cost	(14)	46	(42)	59
Amortization of actuarial losses	1,870	1,726	5,437	5,502
Net periodic benefit cost	$646	$1,289	$1,794	$4,773

The components of the net periodic other postretirement benefit (credit) were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
	(Dollars in thousands)
Service cost	$—	$—	$5	$10
Interest cost	86	20	269	322
Amortization of prior service credit	(20)	(16)	(53)	(45)
Amortization of actuarial gains	(222)	(414)	(536)	(586)
Net periodic benefit (credit)	$(156)	$(410)	$(315)	$(299)

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

Note 12.               Treasury Stock

On November 5, 2025, our Board of Directors authorized the repurchase by us of up to an aggregate of $500.0 million of our common stock by various means from time to time through and including December 31, 2029. We did not repurchase any shares of our common stock pursuant to this authorization during the nine months ended September 30, 2026. At September 30, 2026, we had $500.0 million remaining under this authorization for the repurchase of our common stock.

During the first nine months of 2026, we issued 392,901 treasury shares which had an average cost of $3.13 per share for restricted stock units that vested during the period that had been previously issued under our stock-based compensation plans. In accordance with the applicable agreements for such restricted stock units, we repurchased 152,852 shares of our common stock at an average cost of $47.57 to satisfy minimum employee withholding tax requirements resulting from the vesting of such restricted stock units.

We account for treasury shares using the first-in, first-out (FIFO) cost method. As of September 30, 2026, 69,430,476 shares of our common stock were held in treasury.

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2026 and 2025 and for the
three and nine months then ended is unaudited)

Note 13.             Stock-Based Compensation

We currently have one stock-based compensation plan in effect under which we have issued restricted stock units to our officers, other key employees and outside directors. During the first nine months of 2026, 812,432 restricted stock units were granted to certain of our officers, other key employees and outside directors. The fair value of these restricted stock units at the grant date was $38.4 million, which is being amortized ratably over the respective vesting period from the grant date.

At our annual meeting of stockholders held on May 26, 2026, our stockholders approved the First Amendment to the Silgan Holdings Inc. Second Amended and Restated 2004 Stock Incentive Plan, or, as amended, the Stock Incentive Plan, which among other things, increased the number of shares of our common stock available for awards under the Stock Incentive Plan by an additional 4,000,000 shares. The total number of shares of our common stock available for issuance under the Stock Incentive Plan as of September 30, 2026 was 4,732,454.

Note 14.             Earnings Per Share

The components of the calculation of earnings per share were as follows:

	Three Months Ended		Six Months Ended
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
	(Dollars and shares in thousands)
Net income	$104,981	$113,293	$243,778	$270,199
Weighted average number of shares used in:
Basic earnings per share	105,762	106,620	105,702	106,861
Dilutive common stock equivalents:
Restricted stock units	181	183	162	268
Diluted earnings per share	105,943	106,803	105,864	107,129

For the three and nine months ended September 30, 2026, 729,195 and 570,951 restricted stock units, respectively, were excluded from the computation of diluted earnings per share because they were not dilutive.

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

SILGAN HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2026 and 2025 and for the
three and nine months then ended is unaudited)

Reportable segment information was as follows:

	Dispensing and Specialty Closures	Metal Containers	Custom Containers	Corporate	Total
	(Dollars in thousands)
Three Months Ended September 30, 2026
Net sales	$699,156	$1,174,252	$166,783	$—	$2,040,191
Segment expenses and other (a)	588,799	1,069,064	143,110	5,062	1,806,035
Equity in earnings of affiliates, net of tax	842	—	—	—	842
Adjusted EBIT	111,199	105,188	23,673	(5,062)	234,998
Depreciation	39,826	20,126	7,777	118	67,847
Capital expenditures	48,397	26,639	7,715	12	82,763

Three Months Ended September 30, 2025
Net sales	$690,382	$1,158,227	$160,130	$—	$2,008,739
Segment expenses and other (a)	577,639	1,062,367	137,045	11,055	1,788,106
Equity in earnings of affiliates, net of tax	775	—	—	—	775
Adjusted EBIT	113,518	95,860	23,085	(11,055)	221,408
Depreciation	38,458	19,853	8,501	115	66,927
Capital expenditures	54,527	19,331	6,144	96	80,098

Nine Months Ended September 30, 2026
Net sales	$2,098,340	$2,663,058	$483,320	$—	$5,244,718
Segment expenses and other (a)	1,786,493	2,442,166	410,780	36,089	4,675,528
Equity in earnings of affiliates, net of tax	3,022	—	—	—	3,022
Adjusted EBIT	314,869	220,892	72,540	(36,089)	572,212
Depreciation	119,760	60,377	23,838	355	204,330
Segment assets	5,752,466	2,761,652	759,471	43,935	9,317,524
Capital expenditures	133,228	76,957	19,247	19	229,451

Nine Months Ended September 30, 2025
Net sales	$2,063,672	$2,462,710	$488,179	$—	$5,014,561
Segment expenses and other (a)	1,745,518	2,246,523	415,581	36,782	4,444,404
Equity in earnings of affiliates, net of tax	2,492	—	—	—	2,492
Adjusted EBIT	320,646	216,187	72,598	(36,782)	572,649
Depreciation	111,946	52,745	25,949	263	190,903
Segment assets	5,865,522	2,763,764	790,925	43,355	9,463,566
Capital expenditures	146,668	68,302	19,809	1,012	235,791
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
(Information at September 30, 2026 and 2025 and for the
three and nine months then ended is unaudited)

Total adjusted EBIT is reconciled to income before income taxes as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
	(Dollars in thousands)
Total adjusted EBIT	$234,998	$221,408	$572,212	$572,649
Less:
Acquired intangible asset amortization expense	15,927	15,948	48,125	47,307
Other pension (income) for U.S. pension plans and closed facilities	(846)	(1,162)	(2,856)	(3,012)
Equity in earnings of affiliates, net of tax	842	775	3,022	2,492
Rationalization charges	17,070	7,189	44,276	28,012
Costs attributed to announced acquisitions	10,333	—	10,333	1,117
Income before interest and income taxes	191,672	198,658	469,312	496,733
Interest and other debt expense	47,257	49,989	136,823	141,616
Income before income taxes	$144,415	$148,669	$332,489	$355,117

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

Note 16.             Subsequent Event

On October 19, 2026, we announced proposed transactions whereby we entered into certain agreements relating to the creation of a partnership ("Silgan MCC") with an investment vehicle affiliated with funds managed by American Industrial Partners, LLC (“AIP”), our contribution of our Metal Containers segment and food and beverage flat cap closures business to Silgan MCC and the proposed acquisition by Silgan MCC of Trivium Packaging B.V., a Netherlands company (“Trivium”) for a cash payment to the sellers of approximately $327.5 million and the assumption of approximately $3.1 billion of debt obligations of Trivium. Trivium is a global supplier of metal packaging for the world’s leading brands.

In connection with the formation and capitalization of Silgan MCC, we will receive a cash distribution of approximately $2.3 billion, which we intend to use to retire certain existing debt, and a 60% controlling ownership interest in Silgan MCC for our contribution to Silgan MCC. AIP will contribute approximately $1.0 billion of cash to Silgan MCC and receive a 40% ownership interest in Silgan MCC. The remaining Silgan MCC capitalization will be provided by fully-committed debt financing, secured by assets of Silgan MCC only, consisting of approximately $4.9 billion of new senior secured term loans and a new senior secured revolving loan facility of $1.0 billion, and the partnership will establish an independent balance sheet that will be fully consolidated into our financial statements.

The proposed acquisition of Trivium is expected to close mid-2027 and is subject to required regulatory approvals, completion of applicable works council consultation processes and satisfaction of other customary closing conditions.

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

RESULTS OF OPERATIONS

The following table sets forth certain unaudited income statement data expressed as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
Net sales
Dispensing and Specialty Closures	34.3%	34.4%	40.0%	41.2%
Metal Containers	57.5	57.6	50.8	49.1
Custom Containers	8.2	8.0	9.2	9.7
Consolidated	100.0	100.0	100.0	100.0
Cost of goods sold	83.9	83.7	83.0	82.1
Gross profit	16.1	16.3	17.0	17.9
Selling, general and administrative expenses	5.9	6.1	7.2	7.4
Rationalization charges	0.8	0.3	0.8	0.6
Other pension and postretirement income	—	—	—	—
Income before interest and income taxes	9.4	9.9	9.0	9.9
Interest and other debt expense	2.3	2.5	2.6	2.8
Income before income taxes	7.1	7.4	6.4	7.1
Provision for income taxes	2.0	1.8	1.8	1.7
Income before equity in earnings of affiliates	5.1	5.6	4.6	5.4
Equity in earnings of affiliates, net of tax	0.1	—	0.1	—
Net income	5.2%	5.6%	4.7%	5.4%

Summary unaudited results of operations for the periods presented are provided below.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
	(dollars in millions)
Net sales
Dispensing and Specialty Closures	$699.2	$690.4	$2,098.3	$2,063.7
Metal Containers	1,174.2	1,158.2	2,663.1	2,462.7
Custom Containers	166.8	160.1	483.3	488.2
Consolidated	$2,040.2	$2,008.7	$5,244.7	$5,014.6

Income before interest and income taxes
Dispensing and Specialty Closures	$86.4	$95.1	$249.2	$264.8
Metal Containers	99.5	93.5	199.8	203.9
Custom Containers	21.2	21.1	66.7	65.9
Corporate	(15.4)	(11.0)	(46.4)	(37.9)
Consolidated	$191.7	$198.7	$469.3	$496.7

Net Sales.  In the third quarter of 2026, consolidated net sales were $2.0 billion, an increase of $31.5 million, or 1.6 percent, as compared to the third quarter of 2025 primarily due to the pass through of higher raw material and other manufacturing costs and a more favorable mix of products sold in the custom containers segment, partially offset by a less favorable mix of products sold in the dispensing and specialty closures segment, lower volumes in the metal containers and custom containers segments and the impact from unfavorable foreign currency translation of approximately $5.0 million.

In the first nine months of 2026, consolidated net sales were $5.2 billion, an increase of $230.1 million, or 4.6 percent, as compared to the first nine months of 2025 primarily due to the pass through of higher raw material and other manufacturing costs, the impact from favorable foreign currency translation of approximately $58.0 million and a more favorable mix of products sold in the custom containers segment, partially offset by a less favorable mix of products sold in the dispensing and specialty closures and metal containers segments and lower volumes across all segments.

Gross Profit.  Gross profit margin decreased 0.2 percentage points to 16.1 percent in the third quarter of 2026 as compared to the same period in 2025 and decreased 0.9 percentage points to 17.0 percent in the first nine months of 2026 as compared to the same periods in 2025 primarily for the reasons discussed below in "Income before Interest and Income Taxes".

Selling, General and Administrative Expenses.  In the third quarter of 2026, selling, general and administrative expenses as a percentage of consolidated net sales decreased to 5.9 percent as compared to 6.1 percent in the third quarter of 2025. For the third quarter of 2026, selling, general and administrative expenses decreased $1.4 million to $120.8 million as compared to the third quarter of 2025. In the first nine months of 2026, selling, general and administrative expenses as a percentage of consolidated net sales decreased to 7.2 percent as compared to 7.4 percent in the first nine months of 2025. In the first nine months of 2026, selling, general and administrative expenses increased $5.7 million to $378.8 million as compared to the first nine months of 2025. The increase in selling, general and administrative expenses for the first nine months of 2026 was primarily due to the impact of higher foreign currency exchange rates and higher expenses for corporate development activities.

Income before Interest and Income Taxes.  In the third quarter of 2026, income before interest and income taxes decreased by $7.0 million to $191.7 million as compared to $198.7 million in the third quarter of 2025, and margins decreased to 9.4 percent from 9.9 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of a less favorable mix of products sold in the dispensing and specialty closures and metal containers segments, higher rationalization charges, higher expenses for corporate development activities, the delayed pass through of inflation in manufacturing costs including freight and applicable surcharges and less favorable manufacturing efficiency in the dispensing and specialty closures segment, and lower volumes in the metal containers and custom containers segments, partially offset by the favorable impact from an inventory management program and improved manufacturing efficiencies in the metal containers segment, the favorable impact of foreign currency and a more favorable mix of products sold in the custom containers segment. Rationalization charges were $17.1 million and $7.2 million in the third quarters of 2026 and 2025, respectively. Costs attributed to announced acquisitions were $10.3 million for the third quarter of 2026.

In the first nine months of 2026, income before interest and income taxes decreased by $27.4 million to $469.3 million as compared to $496.7 million in the first nine months of 2025, and margins decreased to 9.0 percent from 9.9 percent over the same periods. The decrease in income before interest and income taxes was primarily the result of a less favorable mix of products sold in the dispensing and specialty closures and metal containers segments, higher rationalization charges, lower volumes across all segments, higher expenses for corporate development activities, and the benefit in the prior year period from the sell through of lower cost inventory as compared to the adverse impact in the current year period from the sell through of higher cost inventory in our European metal closures operations, partially offset by the favorable impact from an inventory management program and improved manufacturing efficiencies in the metal containers segment, the favorable impact of foreign currency and a more favorable mix of products sold in the custom containers segment. Rationalization charges were $44.3 million and $28.0 million in the first nine month of 2026 and 2025, respectively. Costs attributed to announced acquisitions were $10.3 million and $1.1 million in the first nine months of 2026 and 2025, respectively.

Interest and Other Debt Expense. In the third quarter of 2026, interest and other debt expense decreased $2.7 million to $47.3 million as compared to $50.0 million in the third quarter of 2025. In the first nine months of 2026, interest and other debt expense before the loss on early extinguishment of debt decreased $5.8 million to $135.8 million as compared to $141.6 million in the first nine months of 2025. The decrease in the third quarter of 2026 was primarily due to lower average outstanding debt borrowings in the current year period as compared to the prior year period. The decrease in the first nine months of 2026 was primarily due to lower average outstanding debt borrowings and lower weighted average interest rates during the current year period as compared to the prior year period.

Provision for Income Taxes. For the third quarters of 2026 and 2025, the effective tax rates were 27.9 percent and 24.3 percent, respectively. For the first nine months of 2026 and 2025, the effective tax rates were 27.6 percent and 24.6 percent, respectively. The increase in the effective tax rates in the third quarter and first nine months of 2026 was primarily due to changes in the geographic mix of profit in the current year periods as compared to the prior year periods.

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

A reconciliation of such non-GAAP financial measures for the periods presented is provided below:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
	(Dollars in millions)
Dispensing and Specialty Closures
Income before interest and income taxes (EBIT)	$86.4	$95.1	$249.2	$264.8
Acquired intangible asset amortization expense	14.6	14.5	44.1	42.9
Other pension expense (income) for U.S. pension plans and closed facilities	0.3	(0.3)	0.9	(0.6)
Equity in earnings of affiliates, net of tax	0.8	0.8	3.0	2.5
Rationalization charges	9.1	3.4	17.6	11.0
Adjusted EBIT	$111.2	$113.5	$314.8	$320.6

Metal Containers
Income before interest and income taxes (EBIT)	$99.5	$93.5	$199.8	$203.9
Acquired intangible asset amortization expense	0.3	0.3	1.1	1.1
Other pension (income) for U.S. pension plans and closed facilities	(1.1)	(0.5)	(3.7)	(1.4)
Rationalization charges	6.5	2.5	23.7	12.6
Adjusted EBIT	$105.2	$95.8	$220.9	$216.2

Custom Containers
Income before interest and income taxes (EBIT)	$21.2	$21.1	$66.7	$65.9
Acquired intangible asset amortization expense	1.0	1.1	2.9	3.3
Other pension (income) for U.S. pension plans and closed facilities	—	(0.4)	—	(1.0)
Rationalization charges	1.5	1.3	3.0	4.4
Adjusted EBIT	$23.7	$23.1	$72.6	$72.6

Corporate
Loss before interest and income taxes (EBIT)	$(15.4)	$(11.0)	$(46.4)	$(37.9)
Costs attributed to announced acquisitions	10.3	—	10.3	1.1
Adjusted EBIT	$(5.1)	$(11.0)	$(36.1)	$(36.8)

Total adjusted EBIT	$235.0	$221.4	$572.2	$572.6

Dispensing and Specialty Closures Segment

	Three Months Ended		Nine Months Ended
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
	(Dollars in millions)

Net sales	$699.2	$690.4	$2,098.3	$2,063.7
Income before interest and income taxes (EBIT)	86.4	95.1	249.2	264.8
Income before interest and income taxes margin (EBIT margin)	12.4%	13.8%	11.9%	12.8%
Adjusted EBIT	$111.2	$113.5	$314.8	$320.6
Adjusted EBIT margin	15.9%	16.4%	15.0%	15.5%

In the third quarter of 2026, net sales for the dispensing and specialty closures segment increased $8.8 million, or 1.3 percent, as compared to the third quarter of 2025. This increase was primarily the result of the pass through of higher raw material and other costs, partially offset by a less favorable mix of products sold and the impact of unfavorable foreign currency translation of approximately $2.0 million. Unit volumes were comparable to the prior year period, with growth in dispensing products for fragrance markets and in prescription pharma dispensing products in North America offset by softer demand conditions for food and beverage closures in Europe and North America.

In the first nine months of 2026, net sales for the dispensing and specialty closures segment increased $34.6 million, or 1.7 percent, as compared to the first nine months of 2025. This increase was primarily the result of favorable foreign currency translation of approximately $48.0 million and the pass through of higher raw material and other costs, partially offset by lower unit volumes of approximately two percent and a less favorable mix of products sold.

In the third quarter of 2026, adjusted EBIT of the dispensing and specialty closures segment decreased $2.3 million as compared to the third quarter of 2025, and adjusted EBIT margin decreased to 15.9 percent from 16.4 percent over the same periods. The decrease in adjusted EBIT was primarily due to a less favorable mix of products sold, the delayed pass through of inflation in manufacturing costs including freight and applicable surcharges, and less favorable manufacturing efficiency in the current year quarter, partially offset by the favorable impact of foreign currency.

In the first nine months of 2026, adjusted EBIT of the dispensing and specialty closures segment decreased $5.8 million as compared to the first nine months of 2025, and adjusted EBIT margin decreased to 15.0 percent from 15.5 percent over the same periods. The decrease in adjusted EBIT was primarily due to a less favorable mix of products sold, lower unit volumes, and the benefit in the prior year period from the sell through of lower cost inventory as compared to the adverse impact in the current year period from the sell through of higher cost inventory in our European metal closures operations, partially offset by the favorable impact of foreign currency.

Metal Containers Segment

	Three Months Ended		Nine Months Ended
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
	(Dollars in millions)

Net sales	$1,174.2	$1,158.2	$2,663.1	$2,462.7
Income before interest and income taxes (EBIT)	99.5	93.5	199.8	203.9
Income before interest and income taxes margin (EBIT margin)	8.5%	8.1%	7.5%	8.3%
Adjusted EBIT	$105.2	$95.8	$220.9	$216.2
Adjusted EBIT margin	9.0%	8.3%	8.3%	8.8%

In the third quarter of 2026, net sales for the metal containers segment increased $16.0 million, or 1.4 percent, as compared to the third quarter of 2025. This increase was primarily the result of the contractual pass through of higher raw material and other manufacturing costs, partially offset by lower unit volumes of approximately four percent and the impact of unfavorable foreign currency translation of approximately $2.0 million. Lower volumes for soup markets were partially offset by higher volumes for fruit and vegetable and pet food markets.

In the first nine months of 2026, net sales for the metal containers segment increased $200.4 million, or 8.1 percent, as compared to the first nine months of 2025. This increase was primarily the result of the contractual pass through of higher raw material and other manufacturing costs and the impact of favorable foreign currency translation of approximately $9.0 million, partially offset by a less favorable mix of products sold and lower unit volumes of approximately one percent.

In the third quarter of 2026, adjusted EBIT of the metal containers segment increased $9.4 million as compared to the third quarter of 2025, and adjusted EBIT margin increased to 9.0 percent from 8.3 percent for the same periods. The increase in adjusted EBIT was primarily due to the favorable impact from an inventory management program and improved manufacturing efficiencies, partially offset by a less favorable mix of products sold and lower unit volumes.

In the first nine months of 2026, adjusted EBIT of the metal containers segment increased $4.7 million as compared to the first nine months of 2025, while adjusted EBIT margin decreased to 8.3 percent from 8.8 percent for the same periods. The increase in adjusted EBIT was primarily due to the favorable impact from an inventory management program and improved manufacturing efficiencies, partially offset by a less favorable mix of products sold and lower unit volumes. Adjusted EBIT margin was negatively impacted by the mathematical consequence of passing through higher raw material costs during the first nine months of 2026.

Custom Containers Segment

	Three Months Ended		Nine Months Ended
	Sept. 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
	(Dollars in millions)

Net sales	$166.8	$160.1	$483.3	$488.2
Income before interest and income taxes (EBIT)	21.2	21.1	66.7	65.9
Income before interest and income taxes margin (EBIT margin)	12.7%	13.2%	13.8%	13.5%
Adjusted EBIT	$23.7	$23.1	$72.6	$72.6
Adjusted EBIT margin	14.2%	14.4%	15.0%	14.9%

In the third quarter of 2026, net sales for the custom containers segment increased $6.7 million, or 4.2 percent, as compared to the third quarter of 2025. This increase was principally due to the pass through of higher raw material and other manufacturing costs and a more favorable mix of products sold, partially offset by lower volumes of approximately eight percent primarily from the exit of lower margin business in late 2025 as a result of footprint optimization plans to achieve previously announced cost reduction goals.

In the first nine months of 2026, net sales for the custom containers segment decreased $4.9 million, or 1.0 percent, as compared to the first nine months of 2025. This decrease was principally due to lower volumes of approximately eight percent primarily from the exit of lower margin business in late 2025 as a result of footprint optimization plans to achieve previously announced cost reduction goals, partially offset by the pass through of higher raw material and other manufacturing costs, a more favorable mix of products sold and the impact of favorable foreign currency translation of approximately $1.0 million.

In the third quarter of 2026, adjusted EBIT of the custom containers segment increased $0.6 million as compared to the third quarter of 2025, while adjusted EBIT margin decreased to 14.2 percent from 14.4 percent over the same periods. The increase in adjusted EBIT was primarily attributable to a more favorable mix of products sold including as a result of the benefit of previously announced cost reductions in the current year quarter, partially offset by lower volumes.

In the first nine months of 2026, adjusted EBIT of the custom containers segment was flat at $72.6 million as compared to the first nine months of 2025, while adjusted EBIT margin increased slightly to 15.0 percent from 14.9 percent over the same periods. A more favorable mix of products sold including as a result of the benefit of previously announced cost reductions in the current year period offset the impact of lower volumes in the current year period.

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

For the nine months ended September 30, 2026, we used net borrowings of revolving loans of $834.9 million and cash and cash equivalents of $755.7 million to fund cash used in operations of $646.4 million, the repayment of long-term debt of $542.5 million, net capital expenditures and other investing activities of $224.2 million, decreases in outstanding checks of $97.4 million, dividends paid on our common stock of $67.3 million, repurchases of our common stock of $7.8 million, the repayment of principal amounts under finance leases of $3.0 million, debt issuance costs of $1.4 million and the negative effect of exchange rate changes on cash and cash equivalents of $0.6 million.

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
At September 30, 2026, we had $812.7 million of revolving loans outstanding under the Credit Agreement. After taking into account outstanding letters of credit of $21.7 million, the available portion of revolving loans under the Credit Agreement at September 30, 2026 was $665.6 million.

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

Supply Chain Finance Program

For our suppliers, we believe that we negotiate the best terms possible, including payment terms. In connection therewith, we initiated a SCF program with a major global financial institution. Under this SCF program, a qualifying supplier may elect, but is not obligated, to sell its receivables from us to such financial institution. A participating supplier negotiates its receivables sale arrangements directly with the financial institution under this SCF program. While we are not party to, and do not participate in the negotiation of, such arrangements, such financial institution allows a participating supplier to utilize our creditworthiness in establishing a credit spread in respect of the sale of its receivables from us as well as other applicable terms. This may provide a supplier with more favorable terms than it would be able to secure on its own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in this SCF program and reaches an agreement with the financial institution, the supplier independently elects which individual invoices to us that they sell to the financial institution. All of our payments to a participating supplier are paid to the financial institution on the invoice due date under our agreement with such supplier, regardless of whether the individual invoice was sold by the supplier to the financial institution. The financial institution then pays the supplier on the invoice due date under our agreement with such supplier for any invoices not previously sold by the supplier to the financial institution. Amounts due to a supplier that elects to participate in this SCF program are included in accounts payable in our Condensed Consolidated Balance Sheet, and the associated payments are reflected in net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows. Separate from this SCF program, we and suppliers who participate in this SCF program generally maintain the contractual right to require the other party to negotiate in good faith the existing payment terms as a result of changes in market conditions, including changes in interest rates and general market liquidity, or in some cases for any reason. Outstanding trade accounts payables subject to this SCF program were approximately $482.0 million, $385.8 million and $438.5 million at September 30, 2026 and 2025 and December 31, 2025, respectively.

Rationalization Charges

We continually evaluate cost reduction opportunities across each of our segments, including rationalizations of our existing facilities through plant closings and downsizings. We use a disciplined approach to identify opportunities that generate attractive cash returns. Under our rationalization plans, we made cash payments of $43.7 million and $15.5 million for the nine months ended September 30, 2026 and 2025, respectively. Excluding the impact of our withdrawal from the Central States Pension Plan in 2019, remaining expenses and cash expenditures for our rationalization plans are expected to be $13.5 million and $26.8 million, respectively. Remaining expenses for the accretion of interest for the withdrawal liability related to the Central States Pension Plan are expected to average approximately $0.7 million per year and be recognized annually through 2040, and remaining cash expenditures for the withdrawal liability related to the Central States Pension Plan are expected to be approximately $2.6 million annually through 2040.
You should also read Note 3 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026 included elsewhere in this Quarterly Report.

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

Information regarding our interest rate risk, foreign currency exchange rate risk and commodity pricing risk has been disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Since such filing, other than the changes discussed in Notes 6 and 7 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026 included elsewhere in this Quarterly Report, there has not been a material change to our interest rate risk, foreign currency exchange rate risk or commodity pricing risk or to our policies and procedures to manage our exposure to these risks.

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

Part II.  Other Information

Item 5.  Other Information

In the third quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

SILGAN HOLDINGS INC.

Dated: November 5, 2026	/s/ Shawn C. Fabry
Shawn C. Fabry
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)